Form 10-K
period 2002-12-31
CONSTAR INTERNATIONAL INC
filed 2003-03-27
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-16496

Constar International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1889304
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

(215) 552-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐ No  ☒

As of March 14, 2003, 12,015,000 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (treating Crown Cork & Seal Company, Inc. and the Company’s directors and executive officers as the Company’s only affiliates for these purposes) on such date was $75,175,450.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and Proxy Statement dated March 28, 2003 are incorporated by Reference into Part III hereof. Only those portions specifically cited in Part III hereof as being so incorporated are to be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipates”, “believes”, “expects”, “planned”, “scheduled”, or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The level of demand for packaging requiring the Company’s proprietary technologies and know-how;

•	Continued conversion from metal, glass and other materials for packaging to plastic packaging;

•	The commercial success of the Company’s customers;

•	The terms upon which the Company acquires resin and its ability to reflect those terms in its sales;

•	General economic and political conditions, including those that affect the price of petrochemical products such as PET resin;

•	The Company’s ability to comply with restrictive covenants contained in the instruments governing its indebtedness;

•	The Company’s debt levels and its ability to obtain financing and service debt;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to control costs;

•	The Company’s additional costs incurred as an independent public company;

•	Legal and regulatory proceedings and developments;

•	Weather conditions;

•	The Company’s ability to identify trends in its markets and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model;

•	The Company’s ability to compete successfully against competitors; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of the Company’s forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Constar undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Constar International Inc. (the “Company” or “Constar”) is a global producer of PET, or polyethylene terephthalate, plastic containers for food and beverages. Constar manufactures PET containers for conventional PET applications in soft drinks and water and for custom PET applications. Custom PET containers are used for food, juices, teas, new age beverages, beer and flavored alcoholic beverages, all of which require advanced technologies, processing know-how or innovative designs.

Some foods and beverages are sensitive to oxygen and require special protective packaging. Oxbar, the Company’s oxygen-scavenging technology, allows Constar to produce the special packaging required for the protection of oxygen sensitive products. The Company has also developed proprietary methods for addressing the challenges of hot-filling PET containers. The Company has experienced many past conversions of product lines to PET, including soft drinks and water. This gives the Company a strong understanding of the market dynamics associated with expected future large scale conversions to PET. The Company is engaged in development projects with leading consumer product companies to deliver the next generation of PET technologies, and has commenced commercial trials and filed patent applications for some of these technologies.

The PET Container Industry

The PET container industry is generally divided into two product types: conventional PET, which includes beverage containers for soft drinks and water, and custom PET, which includes containers that generally require specialized performance characteristics.

The conventional PET container industry consists of high volume production of containers for use in packaging soft drinks and water. The industry is supplied by independent producers, as well as captive manufacturers.

The custom PET container industry is characterized by complex manufacturing processes, unique materials, innovative product designs and technological know-how for products with special shelf-life requirements. Because of the greater required manufacturing complexity, many custom PET applications have greater profitability and higher barriers to entry than conventional PET.

PET products include both bottles and preforms. Preforms are test tube-shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preforms are utilized in both conventional and custom applications. In the United States, PET bottle manufacturers generally sell completed bottles. In Europe, PET bottle manufacturers generally sell preforms.

The PET container business is a rapidly growing component of the United States packaging market due to new introductions of multi-pack single serve soft drinks in supermarkets and club stores, continued growth in water and smaller sized soft drink containers and conversion opportunities. Most of these conversion opportunities involve the use of custom PET technologies. The PET container business is a rapidly growing component of the European packaging market due to accelerating conversion trends in water, soft drinks, juices and beer, and other products.

PET competes in the packaging market against a number of materials including glass, metal, paperboard and other plastics. Various factors affect the choice of packaging material. In the food and beverage markets, PET containers have been gaining market share due to consumer preference for PET containers’ transparency, resealability, light weight and shatter resistance. PET bottles and jars have also gained acceptance due to PET’s custom molding potential, which allows customers to differentiate their products using innovative designs and shapes that increase promotional appeal.

Historically, conversions to PET from glass have occurred first in larger size bottles within a product category, and then proliferated to smaller sizes. This was the case for two liter soft drinks in the late 1970s, hot-fill gallon juices in the late 1980s, and 1.5 liter water bottles in the mid-1990s, as well as in many food conversions such as edible oil, salad dressings, peanut butter, and mayonnaise. The four main reasons for this phenomenon are:

•	Because larger bottles have less surface area in proportion to volume contained, permeation rates for oxygen and carbon dioxide are less critical to shelf-life.

•	The cost of the package in relation to the cost of the product contained is lower in larger bottles. The higher per-bottle costs needed to achieve specialized properties in a large bottle have less impact on a product’s cost per ounce.

•	Larger glass bottles are proportionately heavier because strength is achieved partly by increasing the thickness of the glass, while PET’s intrinsic strength does not require significantly greater wall thickness for large bottles. This issue makes PET bottles cost competitive with, and lighter than, glass bottles.

•	Larger glass bottles are more prone to breakage because of their greater wall surface and weight. Because of their greater mass, they are potentially more damaging when dropped and broken. The shatter resistant nature of PET has even greater importance in larger bottle applications.

Glass conversions in large bottles have typically been followed by conversions of small size bottles. This has resulted from both lower costs achieved over time by scale advantages and new technology, and from stronger demand arising when consumer familiarity and preference for larger size bottles in PET transfers to smaller sizes.

Opportunities to Leverage Strong Conventional PET Infrastructure

The Company is one of the largest North American suppliers of PET containers for conventional PET applications in soft drinks and water. The Company’s large manufacturing base allows it to service its customers globally while achieving economies of scale and negotiating leverage with suppliers. The Company is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain resin at favorable prices.

The Company believes that its conversion opportunities into custom PET packaging are significantly aided by the following economies of scale provided by its conventional PET business:

•	Many of the assets, skills and processes used to manufacture conventional PET products are directly applicable to custom PET manufacturing.

•	Many of the same consumer product companies that buy soft drink and water bottles from Constar are also buyers of custom containers.

•	Since the Company’s existing plants in the United States are already located in proximity to most major markets, the Company can serve custom PET conversion opportunities by adding equipment to its existing plants. Because the manufacturing process is highly automated, much of the cost of operating a bottle making plant is in indirect overhead spending such as warehousing, facility leasing and general administration, which can be more broadly distributed when more bottle-making activity is combined into a plant.

Key Markets and Products

The Company is a leading producer of PET containers for food and beverages. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, teas, beer, flavored alcoholic beverages and coffee. The Company supplies PET products for such well-known brands as Pepsi, Coca-Cola, Dr. Pepper, 7Up, Canada Dry, Evian, Gordon’s, Aquafina, Fanta, Lipton, Peter Pan, Folger’s, Mike’s Hard Lemonade, Rolling Rock and Smirnoff Ice. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Approximately 78% of the Company’s 2002 revenue was attributable to sales in the United States and approximately 22% was attributable to sales in Europe.

Conventional PET

The Company’s conventional PET sales relate primarily to containers for use in packaging soft drinks and water. In 2002, conventional PET products represented approximately 79% of the Company’s sales.

Soft Drinks.    Constar is a leading independent provider of PET containers to the United States soft drinks market. The Company is the largest domestic supplier of PET containers to PepsiCo, as well as a leading supplier to Cadbury Schweppes plc, the maker of Dr. Pepper and 7Up.

Water.    The Company is the largest supplier to PepsiCo’s water brand Aquafina in the United States. Larger water bottlers, including Perrier’s, Nestlé S.A. and Coca-Cola, predominantly manufacture their own containers. Most companies except for Coca-Cola generally buy water bottles or preforms from PET bottle merchants.

Custom PET

Custom PET products represented approximately 15% of Constar’s sales in 2002. The Company believes that custom PET applications represent significant growth opportunities for the Company. Additionally, custom PET applications generally provide higher margins and have higher barriers to entry than conventional PET, due to greater manufacturing complexity.

Custom PET Technologies

Custom PET technologies are necessary to produce PET bottles for foods and beverages that require advanced technologies for packaging, such as scavenger and hot-fill. Scavenger technologies inhibit oxygen from penetrating the packaging, which can cause the flavor and the color of the product to degrade. Hot-fill technologies are used to allow pouring of heat processed beverages into bottles that can withstand high temperatures without deforming. In the past, products requiring these characteristics were generally packaged in glass. Currently available technologies allow these products to be packaged in PET, which is more desirable than glass because of PET’s light weight and shatter resistance.

Oxygen Scavenger.    The Company’s Oxbar technology increases product shelf-life by inhibiting oxygen from entering the packaging. An additional benefit of Oxbar is that the barrier technology can be incorporated in the preforms from which plastic bottles are blown. This is an important competitive advantage since preforms can be shipped more economically than bottles and allow for the blowing of oxygen-scavenger bottles on the world’s existing base of blow-molding equipment without modification.

Constar is progressing in its effort to develop “monolayer” oxygen-scavenging bottles. As opposed to its existing “multi-layer” oxygen-scavenging bottles, which have Oxbar between two layers of PET, monolayer bottles incorporate the scavenging technology into a single layer container. This will introduce oxygen-scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multi-layer injection molding. The Company’s existing Oxbar patents cover monolayer oxygen-scavenging technology and Constar is testing monolayer bottles for commercial use.

Hot-fill.    The Company possesses expertise and patents that enable it to manufacture bottles that can withstand the hot-fill process. Products within this market are filled at temperatures in excess of 180 degrees Fahrenheit. Hot-fill bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Hot-fill bottles also use vacuum panels to withstand the vacuum created inside the bottle when the contents cool after filling. In response to customer requests for new hot-fill packages, the Company has developed a next generation heat-set container. This new technology allows the Company to produce creative product designs without vacuum panels that meet customer requirements and offer the potential for lighter-weight bottles. The Company is currently testing the container for commercial use.

Pasteurization.    The Company has expertise and proprietary functional design features that enable its PET bottles to be filled on the same filling lines as glass bottles for pasteurized beer. During pasteurization, the sealed bottle and its contents are subjected to heat, which both increases the internal pressure of the bottle and decreases the rigidity of the bottle. The Company’s pasteurizable bottle has a proprietary base design that resists deformation during this process, and a proprietary neck design that expands slightly under heat and pressure to reduce stress on the base.

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2002, the Company’s top five customers accounted for 50% of the Company’s sales, while the Company’s top ten customers accounted for 63% of the Company’s sales. During the same period, purchases by PepsiCo accounted for 37% of the Company’s sales. Other than PepsiCo, no customer accounted for more than 10% of the Company’s sales in 2002.

Research and Development

The Company conducts its major technology and product development work, as well as testing and product qualification, in-house. From laboratory locations in Alsip, Illinois and Wantage, United Kingdom, Constar’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company paid its former parent, Crown Cork & Seal Company, Inc. (“Crown”), technology charges of $12.1 million, $13.2 million and $12.5 million in 2002, 2001 and 2000, respectively. The charges represent payments for technology services, including research and development, product testing, legal expenses and laboratory maintenance from shared Crown facilities.

The Company’s research and development staff have advanced degrees in chemical engineering, mechanical engineering and polymer science. Their skills include statistics, process monitoring, process control, product design, computer assisted design, and computer aided engineering. Typical activities of the staff include:

•	determination of ideal design, lightest weight, and optimum finish;

•	design development to enhance product preference;

•	use of predictive tools to minimize development cycle;

•	unit cavity production and the making of samples;

•	blow-mold trials in the process lab and in the field;

•	setting process parameters and specifications; and

•	assisting its customers’ tests of new containers.

Sales and Marketing

The Company’s management structure includes three regional vice presidents of sales and a vice president of marketing. In addition to having responsibility for overseeing regional sales, each vice president of sales also has product line management responsibilities for certain product lines.

Sources and Availability of Raw Materials

The Company buys PET resin directly from resin suppliers in the United States, Europe and Asia. While specialized PET resin is required for hot-fill and other applications, most of the major PET manufacturers supply a full range of resin specifications. The Company believes that the large volume of resin that it purchases provides leverage that assists it in negotiating favorable resin purchasing agreements.

The Company buys labels from several suppliers, mostly in the United States, for application to bottles for its customers. The Company’s ability to work closely with its customers to forecast, order, and stock the large number of different labels they need and to deliver labeled bottles as needed is an important element of the service it provides.

Competition

PET containers compete with glass bottles, metal cans, paperboard containers and other packaging materials. The Company’s major industry competitors in the United States are Amcor Ltd., Ball Corporation, Graham Packaging Company, Owens-Illinois, Inc. and Plastipak Holdings, Inc. In Europe, the competitive landscape is much more fragmented.

In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Margins are tight in the conventional soft drink and water business, and differentiation is obtained by cost advantage of scale, design and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, the major basis for competition in custom PET applications is technology, since patent protection, know-how, and highly specialized equipment and process techniques are required to manufacture custom PET products.

The PET business is highly capital intensive, with whole manufacturing lines often committed to the requirements of a single customer. An important element of competition is the strength of each company’s process for evaluation, design, presentation and execution of new product development opportunities presented by the packaging needs of customers. Product design, engineering and investment decisions made when new capacity is acquired, and the financial and contractual terms obtained with customers to support that investment, are key determinants of a company’s success in this market. Flexibility of the manufacturing platform, large scale plants that distribute overhead costs broadly and continuous improvement are sources of competitive cost advantage.

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its oxygen-scavenging technology, as well as patents related to its line of hot-fill bottles. The earliest of the U.S. oxygen-scavenging patents is not due to expire for approximately six years. The Company also owns registrations of, and/or pending applications for registration of, the trademarks CONSTAR, OXBAR and other marks in the United States and various foreign jurisdictions.

The Company’s OXBAR technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s oxygen-scavenging technology patents but not each other’s know-how. The Company is currently negotiating a new cross-license arrangement with Rexam that would modify the parties’ respective rights to the oxygen-scavenging technology. Chevron Phillips Chemical Company LP and Chevron Research and Technology Company, collectively referred to as Chevron, hold a royalty-based, exclusive, worldwide license under certain of the Company’s oxygen-scavenging patents to make, use, and sell a defined type of oxygen-scavenging material and a defined set of products incorporating such material. The Company received a favorable ruling against Chevron in a lawsuit based on the scope of this license, which is more fully described under “Legal Proceedings” below.

In addition, the Company relies on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain its competitive position. The Company attempts to protect its proprietary know-how and its other trade secrets by executing, when appropriate, confidentiality agreements with its customers and employees. The Company cannot assure you that its competitors will not discover comparable or the same knowledge and techniques through independent development or other means.

Environmental Liabilities and Costs

The Company’s facilities and operations are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. The Company is also subject to employee safety laws. The nature of its operations exposes the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs will not be incurred in connection with these liabilities or claims. Based on its experiences to date, the Company believes that the future cost of compliance with existing environmental and employee safety laws and regulations will not have a material adverse effect. However, future events, including changes in laws and regulations or their interpretations, may give rise to additional costs that could be material.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of its operations, the long history of industrial operations at some of its facilities, the operations of predecessor owners or operators of certain of its businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, the Company may be affected by liability provisions of environmental laws. Various facilities have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath Constar’s Didam facility but it also appears to extend from an upgradient neighboring property. At the request of Dutch authorities, the Company’s environmental consultant is in the process of implementing additional investigations at the facility, the results of which will be submitted to the Dutch authorities. Constar has a liability of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual maybe adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, or CERCLA, provides for responses to and joint and several liability for releases of hazardous substances into the environment. The Company has received requests for information or notifications of potential liability from the Environmental Protection Agency, or EPA, under CERCLA and certain state environmental agencies under state superfund laws for off-site locations. The Company has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at three related sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at two of these sites and remediation has been completed at the third site. The Company has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. The Company has not incurred any significant costs relating to these matters and does not believe that it will incur material costs in the future in responding to conditions at these sites.

Employees

As of December 31, 2002, the Company employed approximately 2,057 employees, with approximately 1,728 in the United States and approximately 329 in Europe. None of its U.S. employees are unionized, however there are union workers at its Sherburn, United Kingdom plant and its Didam, Netherlands plant. The contract with its union employees in the Didam plant will expire on September 30, 2003 and the contract with the union employees in the Sherburn plant will expire on December 31, 2003. The Company believes that its employee relations are good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

History

Prior to its initial public offering in November 2002, Constar was a wholly owned subsidiary of Crown. The Company was originally incorporated in 1927. From 1969 until it was acquired by Crown in October 1992, Constar operated as an independent publicly held corporation. The Company’s principal executive offices are located at One Crown Way, Philadelphia, PA 19154-4599 and the phone number is (215) 552-3700.

ITEM 2.     PROPERTIES

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, PA. The Company maintains facilities in the United States and Europe, and has a joint venture interest in Turkey. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
NORTH AMERICA
Philadelphia, Pennsylvania	Headquarters	23,000	Leased
Alsip, Illinois	Research and Development	33,300	Leased
Atlanta, Georgia	Warehouse	145,202	Leased
Atlanta, Georgia(2)	Plant	121,704	Owned
Atlanta, Georgia(2)	Administrative	38,438	Owned
Birmingham, Alabama	Warehouse	66,000	Leased
Birmingham, Alabama(2)	Plant	184,723	Leased
Charlotte, North Carolina	Warehouse	59,250	Leased
Charlotte, North Carolina	Warehouse	127,091	Leased
Charlotte, North Carolina(2)	Plant	83,250	Owned
Collierville, Tennessee	Plant	81,210	Leased
Dallas, Texas	Plant	198,099	Leased
Dallas, Texas	Warehouse	201,661	Leased
Havre de Grace, Maryland (Clark Road)(2)	Plant	437,564	Owned
Havre de Grace, Maryland (Old Bay Lane)	Plant	67,200	Leased
Houston, Texas	Plant	191,537	Leased
Houston, Texas	Warehouse	58,637	Leased
Jackson, Mississippi	Plant	90,435	Leased
Jackson, Mississippi	Sidetrack	1,600 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas(2)	Plant	236,633	Leased
Memphis, Tennessee	Warehouse	136,847	Leased
Newark, Ohio	Warehouse	211,200	Leased
Newark, Ohio(2)	Plant	109,800	Leased
Orlando, Florida	Warehouse	164,640	Leased
Orlando, Florida(2)	Plant	180,332	Leased
Orlando, Florida(3)	Warehouse	180,000	Leased
Reserve, Louisiana	Plant	187,500	Leased
West Chicago, Illinois(2)	Plant	123,100	Owned
Williamsburg, Virginia	Warehouse	25,000	Leased

EUROPE
Didam, Netherlands	Plant	174,913	Owned
Izmir, Turkey	Plant	69,966	Owned by joint venture
Sherburn, England	Plant	237,000	Owned
Sherburn, England	Warehouse	399,997	Leased

(1)	In square feet, unless otherwise noted.
(2)	These properties are held subject to mortgages granted under the Company’s senior secured credit facility.
(3)	Lease agreement was effective March 1, 2003.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.    LEGAL PROCEEDINGS

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”) held the patents relating to Oxbar and has subsequently contributed them to the Company as part of the restructuring concurrent with the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc., a subsidiary of Owens-Illinois, Inc., alleging that Continental PET is infringing one of its U.S. Oxbar-related patents. Continental PET has for many years held a leading market position in multi-layer PET bottle production because of its control of a proprietary technology for multi-layer injection of preforms. With the recent development by others of alternative multi-layer technologies for production of PET bottles, the Company and other PET bottle manufacturers are now able to offer multi-layer bottles to customers. To the Company’s knowledge, Continental PET is the only producer other than Constar in the United States market with commercial sales of multilayer oxygen-scavenging bottles. CCK Technologies has claimed that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. Subject to any appeal by Chevron, the decision will allow Constar to pursue the lawsuit that Crown initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. Currently pending before the court are the Company’s request to lift the stay of the action as to Continental PET, which was entered pending resolution of the Chevron claims, and Chevron’s request for certification pursuant to F.R. Civ. P. 54(b) so that it may file an immediate appeal.

The Company is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. The defendants have filed motions for summary judgments that were referred to a Special Master appointed by the court. The Special Master has recommended that those motions be granted in major part and that the defendants be permitted to file a renewed motion for summary judgment, due April 4, 2003, as to allegedly infringing containers not covered in the Special Master’s recommendation. The plaintiff and several of the defendants have filed objections to the Special Master’s recommendation. The District Court has not yet ruled on the recommendation. In the meantime, the Court has ordered the parties to move forward with a “bellwether” proceeding with respect to a limited number of bottles that they believe may remain in the case following the decision on the summary judgment motion. No Constar containers are included among the bellwether bottles. Discovery is proceeding, and a trial date has been set with respect to the bottles in the bellwether proceeding. Although not dispositive, the bellwether proceeding is intended to give the parties an indication of the possible outcome of the case with respect to the defendants’ other containers and thereby facilitate settlement. The case is stayed as to all parties not included in the bellwether proceeding.

The Company is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in its preliminary stages and the Company is aggressively defending against the claims.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders since the date of Constar’s initial public offering.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since completing its initial public offering of common stock in the fourth quarter of 2002, the Company’s common stock has been listed on the National Market segment of The Nasdaq Stock Market (“Nasdaq National Market”) under the symbol “CNST.” The following table sets forth the high and low bid prices for each full quarterly period since the Company’s initial public offering in November 2002 as quoted on The Nasdaq National Market.

2002	High	Low
Quarter ended December 31, 2002	$12.97	$9.90

At March 14, 2003, there were no shares of preferred stock outstanding.

As of March 14, 2003, there were approximately 62 holders of record of the Company’s common stock. The Company did not declare dividends on its common stock after its initial public offering in fiscal 2002 and it does not intend to declare dividends on its common stock in the foreseeable future.

Use of Proceeds

On November 20, 2002, the Company completed an initial public offering of 10,500,000 shares of common stock and a concurrent offering of $175 million of its 11% Senior Subordinated Notes due 2012 (“Notes”). The offerings were effected through a registration statement on Form S-1 (File No. 333-88878) that was declared effective by the Securities and Exchange Commission on November 14, 2002. A total of 13,500,000 shares of the Company’s common stock were registered and 10,745,000 (including the underwriters’ over-allotment option) sold in the stock offering at an initial public offering price of $12.00 per share, for an aggregate offering price of $128.9 million. The shares were sold by a syndicate of underwriters managed by Salomon Smith Barney, Deutsche Bank Securities and JPMorgan and the notes were sold by a syndicate of underwriters managed by Salomon Smith Barney and Deutsche Bank Securities. 10,500,000 shares offered in the initial public offering were sold by Crown, as the selling stockholder. In addition, the underwriters exercised an over-allotment option they had been granted to purchase from Crown an additional 245,000 shares of common stock. The Company did not receive any proceeds from the stock offering or from the exercise of the over-allotment option. Expenses incurred in connection with the initial public offering of common stock totaled approximately $4.5 million, of which the Company paid $2.0 million and Crown paid the balance.

The Company registered $175,000,000 of Notes that were issued at 98.51% of their principal amount, resulting in an aggregate offering price of $172.4 million. Net proceeds were $167.1 million to the Company after the underwriters’ discount and offering expenses, which totaled approximately $5.3 million. The proceeds from the note offering were used to pay a portion of the Company’s $350 million intercompany note to Crown.

No offering expenses were paid directly or indirectly to any of the Company’s officers or directors (or their associates) or persons owning ten percent (10%) or more of any class of the Company’s equity securities or to any other affiliates of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected combined and consolidated financial data should be read in conjunction with the Company’s Combined and Consolidated Financial Statements, including the notes thereto. The Combined and Consolidated Statement of Operations data for the years ended December 31, 2002, 2001, 2000 and 1999 and the Combined and Consolidated Balance Sheet data at December 31, 2002, 2001 and 2000, have been derived from the Company’s Combined and Consolidated Financial Statements that have been audited. The Combined Statement of Operations data for the year ended December 31, 1998 and the Combined Balance Sheet data at December 31, 1999 and 1998, are derived from unaudited financial statements and contain all adjustments of a normal and recurring nature necessary to present fairly the financial position, the results of operations and cash flow of Constar.

After the completion of the Company’s initial public offering, Crown transferred to Constar, and Constar transferred to Crown, their respective interests in certain of their affiliates. With the exception of dividends paid by the Company’s subsidiaries, the combined and consolidated financial data below gives retroactive effect to these transfers for all periods presented.

	Year ended and as of December 31,
(in millions, except share data)	2002	2001	2000	1999	1998
Combined and Consolidated Statements of Operations Data:
Net Sales	$704.3	$745.8	$711.9	$712.8	$745.4
Cost of products sold, excluding depreciation	589.2	648.7	610.2	568.4	613.6
Depreciation	55.9	56.5	56.7	57.2	57.8

Gross Profit	59.2	40.6	45.0	87.2	74.0
Amortization of goodwill(1)		12.2	12.2	12.2	12.2
Selling and administrative expenses	10.8	9.1	9.1	10.0	10.0
Management charges	3.6	4.4	4.0	4.2	4.1
Research and technology expense	12.1	13.2	12.5	12.8	12.9
Provision for restructuring and asset impairments		2.0	0.7		2.6
Interest expense, net	7.0	10.4	13.1	10.6	10.7
Foreign exchange adjustments	0.1	0.5	0.3	(1.1)	(1.1)
Other expenses (income), net	0.6	0.1	6.8	2.4	(2.2)

	34.2	51.9	58.7	51.1	49.2
Income (loss) before taxes and cumulative effect of a change in accounting for goodwill	25.0	(11.3)	(13.7)	36.1	24.8
Provision for income taxes	(10.2)	(2.5)	(1.0)	(18.0)	(14.4)
Minority interests	(0.1)	0.2	(0.1)	(0.4)	1.5

Income (loss) before cumulative effect of a change in accounting for goodwill	14.7	(13.6)	(14.8)	17.7	11.9
Cumulative effect of a change in accounting for goodwill(1)	(50.1)

Net Income (Loss)	$(35.4)	$(13.6)	$(14.8)	$17.7	$11.9

Net Income (Loss) per share
Basic	$(2.95)	$(1.13)	$(1.23)	$1.48	$0.99
Diluted	$(2.95)	$(1.13)	$(1.23)	$1.48	$0.99

Weighted average common shares (in thousands)
Basic	12,000	12,000	12,000	12,000	12,000
Diluted	12,002	12,000	12,000	12,000	12,000

Combined and Consolidated Balance Sheet Data:
Working capital	$16.8	$32.8	$103.2	$95.8	$65.0
Goodwill	331.8	381.9	394.0	406.2	418.4
Total assets	750.0	761.7	905.9	959.0	957.9
Total debt	377.0	74.3	185.6	192.8	227.2
Stockholders’ equity / Owner’s net investment	246.1	555.9	588.2	614.6	599.3

	Year Ended December 31,
(in millions)	2002	2001	2000	1999	1998
Other Data
Cash flows provided by (used in):
Operating activities	63.3	126.2	43.0	65.9	60.2
Investing activities	(29.2)	(12.7)	(33.8)	(30.6)	(35.2)
Financing activities	(17.7)	(112.8)	(9.9)	(39.7)	(25.3)
EBITDA(2)	87.9	67.8	68.3	116.1	105.5
Capital expenditures	30.0	23.5	34.9	32.2	37.8
Depreciation and amortization	55.9	68.7	68.9	69.4	70.0

(1)	Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and to review for impairment, goodwill and intangible assets deemed to have an indefinite useful life. During the second quarter of 2002, Constar completed its impairment review and recognized an impairment charge as a cumulative effect of a change in accounting for goodwill.
(2)	EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization, minority interests and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, but EBITDA is a key financial measure used by Constar’s senior secured credit agreement lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General

Constar International Inc. is a multinational producer of polyethylene terephthalate (“PET”), containers for food and beverages and operates 17 manufacturing sites: 14 in the United States and 3 in Europe.

Conventional PET products represented approximately 79% of the Company’s sales in 2002 and custom PET bottles represented approximately 15% of sales in 2002. The remainder of the Company’s sales are derived from plastic closures and extrusion blow molding.

Conventional PET products are primarily used in packaging applications for soft drinks and water and are typically characterized by high volume requirements for large consumer product customers. Critical success factors in the conventional market include generating high volume production to create economies of scale in manufacturing and purchasing, as well as offering a full service product line. The manufacturing process is highly automated, and therefore much of the cost of operating a bottle-making plant is incurred in indirect manufacturing overhead expense, such as the cost of leasing and maintaining the plant. High production volume allows the Company to allocate this overhead to a greater number of units and to operate equipment more efficiently. Being a high volume producer helps provide the Company with purchasing advantages for resin and equipment.

Custom PET products are used in such packaging applications as hot-fill beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. As a result of these special performance requirements, custom PET products typically are characterized by higher prices and margins compared to conventional PET products. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment and processes.

The Company believes that the introduction of new PET technologies has created significant opportunities for conversion of glass bottles to PET bottles for juices, teas, and other custom applications. PET conversions were previously constrained by the limited availability of commercially proven technologies.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. The Company’s existing infrastructure provides the ability to place new capacity into existing facilities at a relatively low incremental cost compared to the cost of building a new facility.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2002, Crown owned 1,255,000 shares, or 10.5%, of the Company’s common stock. The following executive officers of Crown serve on Constar’s Board of Directors: John W. Conway, Chief Executive Officer; Frank J. Mechura, Executive Vice President—Americas Division; and Alan W. Rutherford, Chief Financial Officer.

The Company’s historical costs and expenses include charges from Crown for certain centralized corporate services and for the use of Crown’s infrastructure. These costs and expenses were based on methodologies that Crown believed to be reasonable and are consistent with charges made to other Crown operations; however, they may not be indicative of Constar’s future expenses. Certain of these services that had been provided by Crown prior to the Company’s initial public offering are now provided by the Company’s current employees, some of whom were Crown employees. In addition, the Company entered into a transition services agreement with Crown under which it continues to receive certain services from Crown while it develops its own capabilities. The services provided by Crown under the transition services agreement include payroll, systems for accounting, reporting, tax, information technology, benefits administration, purchasing and logistics. See Note 19 of the accompanying Combined and Consolidated Financial Statements.

Assuming that, throughout the term of the transition services agreement, Constar does not purchase any optional services from Crown, it does not terminate any of the services to be initially provided by Crown and costs do not increase due to outsourcing of services by Crown, the Company expects the cost of the services, using currency exchange rates as of February 28, 2003, to be approximately $372,000 per month from March 2003 through November 2003 and approximately $304,000 in December 2003.

The Company’s historical expenses also include a technology fee of approximately 1.8% of net sales assessed by Crown Cork & Seal Technologies Corporation (“CCK Technologies”), a wholly owned subsidiary of Crown. In exchange for this fee, CCK Technologies provided Constar with access to CCK Technologies’ intellectual property related to PET, paid for direct costs related to the Company’s research, development and engineering activities, provided the Company with legal services related to the defense of Constar’s rights to certain technologies, and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction and product and material specifications. Upon completion of Constar’s initial public offering and the contribution of certain technology from CCK Technologies to the Company, the agreement with CCK Technologies was discontinued and Constar’s technology and research and development requirements are now met through a combination of new employees, including transfers from CCK Technologies, outsourcing with unrelated third-party providers, and a research and development agreement between Constar, Inc. and CCK Technologies for certain services. Assuming that, throughout the term of the research and development agreement, Constar, Inc. does not purchase any optional services from Crown and does not terminate any of the services to be initially provided by CCK Technologies, the Company expects the cost of the services to be approximately $105,000 per month through May 2003 and approximately $40,000 per month from June 2003 through December 2003. In addition, Constar, Inc. hired certain Crown personnel who worked at Crown’s Alsip, Illinois research and development facility. Constar, Inc. paid the actual salary and benefits for these persons until they transferred over to Constar, Inc. at a total cost of approximately $44,000.

The Company cannot make assurances that the fees charged to it by Crown under the transition services agreement or the research and development agreement reflect the costs of obtaining these services from a third party or of providing these services internally or that these costs will not deviate from the Company’s estimated costs. These agreements were negotiated in the context of a parent/subsidiary relationship and are not on arm’s length terms. However, Constar believes that purchasing these services from Crown for some period of time is the most efficient way to maintain Constar’s operations as it transitions to third party or internal services.

Prior to the completion of the Company’s initial public offering, Crown charged the Company interest expense on the net average intercompany indebtedness the Company owed to Crown based on the average actual interest costs to Crown. The Company believes the methodology that was used to calculate this charge was reasonable but may not be indicative of the Company’s current and future expenses as an independent entity. On October 15, 2002, Constar distributed to Crown a note in the principal amount of $350 million. Prior to the completion of the Company’s initial public offering, the Company’s other intercompany indebtedness to Crown was capitalized. In addition, concurrent with the closing of the Company’s initial public offering on November 20, 2002, the Company issued $175 million of 11% Senior Subordinated Notes due 2012 (“Notes”) at 98.51% of their principal amount and also entered into a $250 million Senior Secured Credit Agreement, consisting of a $150 million seven-year Term Loan (“Term B Loan”) and a $100 million five-year Revolving Loan (“Revolver Loan”). The Company used the proceeds from the Notes and the Term B Loan along with $27.6 million of borrowings under the Revolver Loan to repay the Company’s note to Crown.

Since the completion of the Company’s initial public offering, Crown has been operating Constar’s equipment in Salt Lake City, Utah and Voghera, Italy on the Company’s behalf under manufacturing and supply agreements, and Crown supplies Constar with bottles produced by Crown’s Faba Sirma facility in Parma, Italy. In addition, the Company is supplying Crown with closure components produced by the Company’s facility in Newark, Ohio and has been providing technical services to some of Crown’s joint ventures in the PET preform and container manufacturing business. In addition, Constar has granted Crown a non-exclusive, royalty-free license to use Oxbar technology in products not manufactured with PET and has agreed to share with Crown royalties that the Company earns from licensing Oxbar to third parties. These agreements were negotiated in the context of a parent/subsidiary relationship and are not on arm’s length terms.

Basis of Presentation

Net Sales

The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are netted against sales in the same period that the related sales are recorded.

PET containers can be sold either as finished bottles or as preforms. Preforms are test tube-shaped intermediate products in the manufacturing process for bottles and are purchased by customers or other PET container manufacturers that operate equipment to convert preforms into bottles. Unit selling prices for preforms are lower than unit selling prices for corresponding finished bottles because of their lower added value. In the United States, the Company’s customers typically buy finished bottles, while its European customers typically buy preforms.

From year to year, the composition of the Company’s portfolio of products sold changes significantly due to changes in the Company’s customer base, changes in the mix of products presented to the marketplace by its customers, and by incremental opportunities for preform sales. Greater proportions of larger, heavier or more specialized bottles will lead to higher net sales, even if total unit volumes remain stable.

Many of the Company’s products have seasonal demand characteristics typically resulting in higher sales and profits in the second and third quarters compared to the first and fourth quarters. Sales of single service convenience beverage bottles are strongest in the summer months. At the end of 2002, the Company experienced unusually low seasonal demand due to poor weather, slow economic conditions and disruptions in the Turkish market as a result of the threat of war. This slowness extended into the first quarter of 2003. Some potential high- growth product categories are developed first in conjunction with seasonal promotions and in stadium and special events markets. All of Constar’s sales are subject to marketing actions taken by customers as they adjust their mix of product presentations.

The potential for continued conversion to PET from metal, glass and other packaging materials is an important determinant of future demand in the Company’s industry. Constar believes that the potential for continued conversions to PET is significant.

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. Most of its customer contracts contain provisions permitting the Company to pass resin price changes through to its customers as adjustments to selling price. PET resin is the Company’s principal raw material and a major component of its cost. When the Company uses this mechanism to pass resin price changes through to its customers, the price changes generally affect its net sales and cost of sales in approximately equal amounts and do not generally affect its gross profit except as a result of valuation and timing issues.

In 2002, approximately 22% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

Cost of Products Sold, Excluding Depreciation

Cost of products sold, excluding depreciation includes raw material costs, principally PET resin, other direct and indirect manufacturing costs and shipping and handling costs. PET resin is the largest component of cost of products sold. The prices the Company pays for PET resin are subject to frequent fluctuations resulting from cost changes in the raw materials for PET, which are affected by prices of oil and its derivatives in the U.S. and overseas markets, normal supply and demand influences, and seasonal demand effects.

Direct and indirect manufacturing costs include labor costs, electricity and other utilities, maintenance expense and other fixed and variable expenses required to operate the Company’s plants. The Company’s cost of products sold also includes expenses for the engineering, production control and manufacturing administration activities that support plant operations.

Depreciation

Property, plant and equipment are depreciated on a straight-line basis for financial reporting purposes over the estimated useful lives of the assets, ranging from 3 to 40 years. Typical depreciation periods are 5 years for molds, 10 years for machinery and equipment and 40 years for buildings.

Gross Profit

The Company defines gross profit as net sales less cost of products sold and depreciation expense. As discussed above, the Company’s agreements with customers typically have provisions that insulate gross profit from changes in resin prices by allowing the Company to pass those changes through to its customers with equivalent price changes for its products.

Important determinants of profitability are volume, product mix, and competitive pricing in relation to resin cost. Volume is significant because the capital intensity of PET bottle manufacturing and the highly automated manufacturing process make fixed overhead costs a high percentage of cost of products sold excluding raw materials. Constar’s various products have widely different proportions of variable cost in relation to selling price because of their different sizes and weights and because of the different technologies and machine types used to manufacture them. This results in significant differences in the volume effect on profitability for different products. Generally, larger, heavier, and more technologically specialized bottles have higher overhead absorption rates, and therefore have proportionately greater effect on gross profit when volumes vary from period to period. Although price pass-through mechanisms can generally protect profits from short term changes in the market price for resin, it is largely the competitive conditions in the market for the Company’s products that ultimately determine the selling prices for its products. It is the Company’s ability to purchase PET resin at consistently competitive prices that determines its cost of acquiring PET resin.

Also important to the Company’s profitability is its ability to operate its plants and distribution system efficiently. The Company operates most of its equipment seven days per week and 24 hours per day, with a formal program for scheduled weekly, monthly, and annual preventative maintenance activities. Constar’s ability to operate equipment at high output levels and with low unscheduled downtime affects its profitability directly as a result of labor efficiency and the cost of additional freight if product must be shipped from more distant plants to meet commitments to its customers. The Company ships mostly full truckload quantities to its customers using commercial carriers.

Because resin represents a large component of cost of products sold and since the Company typically passes through changes in resin prices to its customers, Constar believes that period-to-period comparison of its gross profit as a percent of net sales may not accurately reflect performance, as changes in net sales caused by changes in resin prices will not change gross profit. During periods when resin costs are rising the Company’s net sales will tend to rise but there will be little effect on gross profit. The opposite is true during periods of declining resin pricing; the Company’s net sales will tend to be lower with little or no decrease in gross profit, causing gross margins to increase.

Amortization of Goodwill

This consists of the amortization of goodwill which arose from Crown’s acquisition of Constar in 1992 and has been amortized on a straight-line basis over 40 years. On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” requiring that goodwill no longer be amortized, but instead be tested for impairment at least annually.

Selling and Administrative Expense

This includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges. Crown historically provided the Company with certain centrally managed services as discussed below in the Management Charges section. Charges for these services are classified as management charges through the closing of the Company’s initial public offering on November 20, 2002. Since the closing date, the Company has fulfilled these services with internal resources, third parties, or through its transition services agreement with Crown.

Management Charges

Prior to the closing of the Company’s initial public offering on November 20, 2002, Crown charged the Company certain management fees for payroll, benefits administration, purchasing, information systems and other centrally managed services. The cost of these services was directly charged and/or allocated to the Company using a method that Crown and the Company believed was reasonable. Such charges were not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Constar’s financial results reflect these management charges through the closing of the Company’s initial public offering on November 20, 2002. Since November 20, 2002, the Company has provided these services with its own resources or continued to receive them through its transition services agreement with Crown. All expenses for these services are included in administrative expense.

Research and Technology Expense

Prior to the closing of the Company’s initial public offering on November 20, 2002, the Company paid CCK Technologies, a wholly owned subsidiary of Crown, a charge approximately equal to 1.8% of sales. In return, CCK Technologies provided the Company with access to CCK Technologies’ intellectual property related to PET; paid for the Company’s direct costs of research, development and engineering activities; provided the Company with legal services for the defense of rights for existing technologies; and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications. As of November 20, 2002, this arrangement was discontinued and the Company’s requirements are now met through a combination of new employees, including transfers from CCK Technologies; outsourcing with unrelated third-party providers; and a research and development agreement with CCK Technologies for certain services. The Company expects that future research and technology expense will be less than has been incurred under the agreement with CCK Technologies.

Provision for Income Taxes

The effective tax rate on income or loss was 40.7% in 2002 compared to (22.3%) in 2001. The change in the effective tax rate was primarily due to the amortization of goodwill, which is included in 2001 pretax income but was not a deductible expense for purposes of computing the tax provision. As explained in Note 7 to the accompanying Combined and Consolidated Financial Statements, the Company adopted the provisions of SFAS 142 effective January 1, 2002, requiring the Company to discontinue amortizing goodwill. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 12 to the accompanying Combined and Consolidated Financial Statements.

Interest Expense

Crown charged the Company interest based on the average actual interest costs to Crown on the net average intercompany indebtedness. The Company believes that the methodology used to calculate this charge was reasonable but not necessarily indicative of interest expense that would have been incurred if the Company had been a standalone entity.

Other Expenses, Net

Other expenses, net include operating expenses not included elsewhere, a component of which is bad debt expense.

Critical Accounting Policies

The accompanying Combined and Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting principles are more fully described in Note 3 to the accompanying Combined and Consolidated Financial Statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses a combination of market values for comparable businesses and discounted cash flow projections to calculate fair value. If the Company’s share price or operating results sustain an extended decline, this could trigger an impairment review. The Company’s estimates of future cash flows includes assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2003 the Company is lowering its expected rate of return on plan assets to 9.0% in the U.S. from 9.5% in 2002. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed

2002 U.S. pension expense by approximately $497,000. A 0.5% change in the discount rate would have changed 2002 U.S. pension expense by approximately $441,000 and 2002 postretirement expense by approximately $52,000.

Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax assets for amounts, which are not considered more likely than not to be realized.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard, which became effective for the Company on January 1, 2003, establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligation is to be recorded at fair value in the period in which it is incurred. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 (“FAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In the fourth quarter of 2002, effective January 1, 2002, the Company early adopted FAS 145. Among other provisions, the new standard no longer permits gains or losses from the extinguishments of debt to be reported as an extraordinary item unless the extinguishments qualify as extraordinary under the criteria of APB 30. The standard requires that prior gains or losses that were reported as extraordinary items and do not qualify under APB 30 be reclassified within income (loss) from continuing operations. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supercedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact recognition of costs under the Company’s outstanding programs. Adoption by the Company of this standard may impact the timing of the recognition of costs associated with future exit or disposal activities, dependent upon the nature of the actions initiated.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The Company does not expect the implementation of this interpretation to have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation would require immediate consolidation if circumstances warrant such consolidation. The Company does not expect the implementation of this interpretation to have a material impact on its Combined and Consolidated Financial Statements.

Results of Operations

2002 Compared to 2001

Net Sales

(in millions)	2002	2001	Increase (Decrease)
United States	$549.7	$580.6	(5.3%)
Europe	154.6	165.2	(6.4%)

Total	$704.3	$745.8	(5.6%)

Net sales decreased by $41.5 million, or 5.6%, to $704.3 million in 2002 from $745.8 million in 2001. In the U.S., net sales decreased $30.9 million, or 5.3%, to $549.7 million in 2002 from $580.6 million in 2001. In Europe net sales decreased $10.6 million, or 6.4%, to $154.6 million in 2002 from $165.2 million in 2001. Net sales in the U.S. accounted for 78% of total net sales in both 2002 and 2001.

In the United States, the decrease in net sales in 2002 from 2001 reflects the pass-through of lower resin prices and reduced shipments of carbonated soft drink bottles and preforms, partially offset by increased shipments of water bottles and higher value custom products. In Europe, the decrease in net sales in 2002 from 2001 reflects decreased sales volumes and the pass-through of lower resin prices.

Gross Profit

Gross profit increased $18.6 million, or 45.8%, to $59.2 million in 2002 from $40.6 million in 2001. The increase was primarily due to increased shipments of higher value custom products and reduced shipments of lower value preforms.

Amortization of Goodwill

Amortization of goodwill was $12.2 million in 2001. Effective January 1, 2002 the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” See Note 7 to the accompanying Combined and Consolidated Financial Statements. In accordance with this new pronouncement the Company ceased amortizing goodwill.

Selling and Administrative Expenses

Selling and administrative expenses increased by $1.7 million, or 18.7%, to $10.8 million in 2002 from $9.1 million in 2001. As a percentage of net sales, selling and administrative expenses increased to 1.5% in 2002 from 1.2% in 2001. The increase reflected a $0.9 million charge for the excess of expected lease costs over the related sublease income for certain operations closed in 1997 and additional costs incurred after the closing date of the Company’s initial public offering to replace services that had previously been provided by Crown. This was partly offset by the reversal of an environmental liability accrual.

Management Charges

Effective November 20, 2002, the closing date of Constar’s initial public offering, Crown ceased providing certain centralized corporate services and the use of its infrastructure to Constar. As a result, management charges decreased $0.8 million, or 18.2%, in 2002 to $3.6 million from $4.4 million in 2001.

Research and Technology Expense

Research and technology expense decreased $1.1 million, or 8.3%, to $12.1 million in 2002 from $13.2 million in 2001. The decrease was primarily due to the lower sales in 2002 compared to 2001 because the fees charged to the Company by CCK Technologies were based on net sales.

Provision for Restructuring and Asset Impairments

The $0.9 million charge in 2002 for the excess of expected lease costs over the related sublease income for certain operations closed in 1997 was recorded in selling and administrative expenses. The 2001 charge of $2.0 million reflects a $0.2 million provision that the Company recorded in the United States for costs associated with the termination of 27 employees and $1.8 million for the write-off of machinery and equipment due to the loss of a customer. The loss of the customer did not have a material impact on net sales or gross profit. Activity in the reserves were:

	Lease Costs	Asset Write-down	Severance	Total
(in thousands)
Balance at December 31, 1999	$1,267	$—	$—	$1,267
Provisions		346	350	696
Payments	(349)		(350)	(699)
Transfer against assets		(346)		(346)

Balance at December 31, 2000	918	—	—	918
Provisions		1,760	255	2,015
Payments	(225)		(255)	(480)
Transfer against assets		(1,760)		(1,760)

Balance at December 31, 2001	693	—	—	693
Provisions	941			941
Payments	(420)			(420)

Balance at December 31, 2002	$1,214	—	—	$1,214

Interest Expense, Net

Interest expense, net declined $3.4 million, or 32.7%, to $7.0 million in 2002 from $10.4 million in 2001. The decrease was the result of both a decline in the interest rates charged to the Company by Crown and a reduction in average outstanding indebtedness in 2002 compared to 2001. The $63.3 million cash flow from operating activities in 2002 was primarily used to reduce outstanding indebtedness.

Other Expenses, Net

Other expenses, net increased to $0.6 million in 2002 compared to $0.1 million in 2001 due to an increase in bad debt expense.

Foreign Exchange Adjustments

Unfavorable foreign exchange adjustments decreased $0.4 million to $0.1 million in 2002 from $0.5 million in 2001. These adjustments reflect the impact on Constar’s Turkish operations of fluctuations in the exchange rate between the Turkish lira and the U.S. dollar.

Provision for Income Taxes

Provision for income taxes increased $7.7 million, or 308.0%, to $10.2 million in 2002 from $2.5 million in 2001 on pretax profit of $25.0 million in 2002 and pretax loss of $11.3 million in 2001. In 2002, the principal reason for the difference between the effective tax rate and the U.S. statutory tax rate was the taxable gains related to net monetary assets held in U.S. dollars in Turkey that are not included in pretax income in the accompanying financial statements. In 2001, the principal reasons for the differences between the effective tax rate and the U.S. statutory tax rate were amortization of goodwill, which is included in 2001 pretax income, but is not a deductible expense for purposes of computing the tax provision, and taxable gains related to net monetary assets held in U.S. dollars in Turkey that are not included in pretax income in the accompanying financial statements.

Net Income (Loss)

Net loss increased $21.8 million, or 160.3%, to $35.4 million in 2002 from $13.6 million in 2001. This was primarily due to the cumulative effect of a change in accounting for goodwill charge of $50.1 million partly offset by an increase in gross profit reflecting higher shipments of higher-margin custom products. In addition, the Company stopped amortizing goodwill effective January 1, 2002 in accordance with the adopton of FAS 142. Income before cumulative effect of a change in accounting for goodwill was $14.7 million in 2002.

EBITDA

Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service. It is also a key financial measure used by its Senior Secured Credit Agreement lenders. The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, minority interests and the cumulative effect of a change in accounting. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies.

EBITDA increased $20.1 million, or 29.6%, to $87.9 million in 2002 from $67.8 million in 2001 for the reasons described above.

2001 Compared to 2000

Net Sales

(in millions)	2001	2000	Increase (Decrease)
United States	$580.6	$564.4	2.9%
Europe	165.2	147.5	12.0%

Total	$745.8	$711.9	4.8%

Net sales increased $33.9 million, or 4.8%, to $745.8 million in 2001 from $711.9 million in 2000. In the U.S., net sales increased $16.2 million, or 2.9%, to $580.6 million in 2001 from $564.4 million in 2000. In Europe, net sales increased $17.7 million, or 12.0%, to $165.2 million in 2001 from $147.5 million in 2000. Net sales in the U.S. accounted for 78% of total net sales in 2001 compared to 79% in 2000.

In the United States, the increase in sales in 2001 compared to 2000 reflected higher unit shipments in water bottles and preforms and increased sales of higher-priced, higher value added hot-fill bottles due to recent capacity expansion in that product line, and a slight increase in soft drink bottle sales.

In Europe, the increase in net sales in 2001 from 2000 primarily reflects higher sales of preforms due to the full year impact of a new supply agreement with a customer in the U.K. This was partially offset by a $5.3 million unfavorable impact of foreign currency translation.

Gross Profit

Gross profit declined $4.4 million, or 9.8%, to $40.6 million in 2001 from $45.0 million in 2000. The decrease was primarily due to lower prices, partly offset by higher unit sales volumes in both the United States and Europe, especially in hot-fill bottles. Higher electricity rates partly offset manufacturing cost reductions resulting from improved equipment productivity.

Amortization of Goodwill

Amortization of goodwill was $12.2 million in each of the years 2001 and 2000.

Selling and Administrative Expenses

Selling and administrative expenses remained stable at $9.1 million in 2001 and 2000. As a percentage of net sales, selling and administrative expenses declined slightly to 1.2% in 2001 from 1.3% in 2000.

Management Charges

Management charges increased $0.4 million, or 10.0%, in 2001 to $4.4 million from $4.0 million in 2000.

Research and Technology Expense

Research and technology expense increased $0.7 million, or 5.6%, to $13.2 million in 2001 from $12.5 million in 2000. The increase was primarily due to the higher sales in 2001 compared to 2000 because the fees charged to the Company by CCK Technologies were based on net sales.

Provision for Restructuring and Asset Impairments

Provision for restructuring and asset impairment increased $1.3 million to $2.0 million in 2001 from $0.7 million in 2000. See Note 11 to the accompanying Combined and Consolidated Financial Statements. The 2001 charge reflects a $0.2 million provision that the Company recorded in the United States for costs associated with the termination of 27 employees and $1.8 million for the write-off of machinery and equipment due to the loss of a customer. The loss of the customer did not have a material impact on net sales or gross profit.

Interest Expense, Net

Interest expense, net declined $2.7 million, or 20.6%, to $10.4 million in 2001 from $13.1 million in 2000. The decrease was the result of both a decline in the interest rates charged to the Company by Crown and a reduction in average outstanding indebtedness in 2001 compared to 2000. The $126.2 million cash flow from operating activities in 2001 was primarily used to reduce outstanding indebtedness.

Other Expenses, Net

Other expenses, net were $0.1 million in 2001 and $6.8 million in 2000. The amount in 2000 reflected an $8.0 million charge against the receivables of a large independent water company that filed for bankruptcy in 2000.

Foreign Exchange Adjustments

Unfavorable foreign exchange adjustments increased $0.2 million to $0.5 million in 2001 from $0.3 million in 2000. These adjustments reflect the impact on the Company’s Turkish operations of fluctuations in the exchange rate between the Turkish lira and the U.S. dollar.

Provision for Income Taxes

Provision for income taxes increased $1.5 million to $2.5 million in 2001 from $1.0 million in 2000 on pretax losses of $11.3 million in 2001 and $13.7 million in 2000. The principal reasons for the differences between the effective tax rate and the U.S. statutory tax rate are amortization of goodwill, which is included in pretax income, but is not a deductible expense for purposes of computing the tax provision, and taxable gains related to net monetary assets held in U.S. dollars in Turkey that are not included in pretax income in the accompanying financial statements.

Net Income (Loss)

Net loss decreased $1.2 million to $13.6 million in 2001 from $14.8 million in 2000. This was due to the reasons discussed above, primarily a $6.7 million decrease in other expense, partially offset by a $4.4 million decline in gross profit.

EBITDA

EBITDA declined $0.5 million, or 0.7%, to $67.8 million in 2001 from $68.3 million in 2000 for the reasons described above.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value. The Notes will mature on December 1, 2012. Interest on the Notes will be payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering were used to repay indebtedness to Crown.

Concurrent with the closing of the Company’s initial public offering of common stock and the concurrent offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”). The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR floor. The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR floor. The Term B Loan will require quarterly payments of $375,000, with a final balloon payment of $139.5 million due on the loan maturity date in November 2009. The proceeds of $322.4 million from the Notes sales and the Term B Loan were used to partially repay the Company’s $350 million note that had been issued as a dividend to Crown.

As of December 31, 2002, there was $149.6 million outstanding on the Term B Loan and $55.0 million outstanding on the Revolver Loan, leaving $45 million available under the Revolver Loan. As of December 31, 2002, no letters of credit were outstanding under the Senior Secured Credit Agreement. The Company’s obligations under the Senior Secured Credit Agreement are guaranteed by the Company’s domestic subsidiaries on a joint and several basis. In addition, borrowings under the Senior Secured Credit Agreement are secured by all of the Company’s domestic assets and a security interest in 65% of the issued and outstanding shares of voting stock of each non-U.S. subsidiary. These loans bear interest at rates which vary based on certain financial measurements, as defined in the Senior Secured Credit Agreement, and the type of borrowing. As of December 31, 2002 the effective interest rate for the Term B Loan was 6.5% and 5.61% for the Revolver Loan.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. In addition, there is a minimum earnings requirement through March 31, 2003. The Company was in compliance with all covenants at December 31, 2002.

The Company incurred approximately $2.0 million in refinancing fees in connection with its initial public offering and $11.7 million of financing costs in connection with the debt offering. The financing costs will be amortized over the lives of the Notes and the Senior Secured Credit Agreement. Further borrowings under the Revolver Loan to fund the Company’s liquidity are subject to its compliance with the covenants and other provisions thereof.

Interest expense for 2002 was $7.0 million, of which $3.2 million was on borrowings from Crown and the remaining $3.8 million was on borrowings from third parties.

Total debt increased $302.7 million to $377.0 in 2002 from $74.3 million in 2001. The increase in debt primarily reflected the $351.7 million dividends to Crown and its affiliates, partly offset by net cash provided by operating activities of $63.3 million. As a result, the Company’s ratio of total debt to total capitalization increased to 60.2% from 11.7% in 2001. The Company defines total capitalization as the sum of total debt, minority interests, and stockholder’s equity.

In 2001, the Company’s U.S. operations entered into a North American receivables securitization program administered by Crown. Receivables securitization transactions were accounted for as sales because the Company had relinquished control of the receivables. Accordingly, the Company’s accounts receivable balance at December 31, 2001 was reduced for $18.4 million of receivables that were sold under that program as of that date. As of the closing date of the Company’s initial public offering, the Company’s participation in the securitization program was terminated.

The Company will secure financing for future operations from cash flow from operations and from external sources. The Company believes that the net cash provided by operating activities and the cash available under the Revolver Loan will be sufficient to finance its activities through 2003.

Cash Flow

The following table shows selected cash flow data.

			Increase (decrease)
(in millions)	2002	2001	Amount	%
Net cash provided by operating activities	$63.3	$126.2	$(62.9)	(49.8)
Net cash used for investing activities	29.2	12.7	16.5	129.9
Net cash used for financing activities	17.7	112.8	(95.1)	(84.3)

Net cash provided by operating activities declined $62.9 million, or 49.8%, to $63.3 million at December 31, 2002 from $126.2 million at December 31, 2001. The decrease primarily reflected a $28.3 million decline in net income (loss) before the cumulative effect of a change in accounting for goodwill to $14.7 million income in 2002 from $13.6 million loss in 2002. For 2002, excluding the effects of asset securitization, receivables and inventories increased $12.6 million, reflecting the unusually low inventories at the end of 2001. The Company’s inventories balance at December 31, 2002, was $85.9 million, an increase of $11.4 million from December 31, 2001, due to increased production to meet the expected requirements of new customers in the first quarter of 2003. The Company’s net receivables balance at December 31, 2002 was $55.4 million compared to $54.1 million, excluding asset securitization, at December 31, 2001.

Net cash used for investing activities increased $16.5 million to $29.2 million in 2002 from $12.7 million for 2001. The 2001 net cash used for investing activities was favorably affected by the receipt of $9.5 million for the cash surrender value of a life insurance policy in the third quarter of 2001.

Net cash used for financing activities was $17.7 million for 2002 and $112.8 million for 2001. In 2002, the financing activities reflected Constar’s new capitalization as a result of its initial public offering. In 2001, they represented $111.1 million of payments on long-term debt to Crown, and $1.7 million of dividends to affiliates of Crown who have direct ownership interests in the Company’s operations in the UK and Turkey, and to a minority shareholder of the Company’s affiliate in Turkey.

Commitments

	Payments Due by Period
(in millions)	Total	Less than 1 year	2–3 years	4–5 years	After 5 years
Debt	$377.0	$56.5	$3.0	$3.0	$314.5
Operating Leases	27.0	10.4	12.4	3.1	1.1
Other Long-Term Obligations	20.0	20.0

Total Contractual Cash Obligations	$424.0	$86.9	$15.4	$6.1	$315.6

At December 31, 2002, the Company had certain commitments that will require future outlays of cash. Commitments related to future minimum lease payments under long-term operating leases, principally for real estate, were $10.4 million for 2003, $7.7 million for 2004, $4.7 million for 2005, $2.4 million for 2006, $0.7 million for 2007 and $1.1 million thereafter. Commitments related to future expenditures on approved capital projects were $20.0 million. The Company will be required to pay $1.5 million annually in respect of the $150 million term loan that the Company entered into in connection with its initial public offering. The term loan matures in 2009, and the Company’s $175 million of subordinated Notes mature in 2012. There were no other commitments outstanding at December 31, 2002 that were material to the Company’s financial condition. See Note 10 to the accompanying Combined and Consolidated Financial Statements for information related to Senior Subordinated Notes and Senior Secured Credit Agreement.

Constar entered into a lease agreement during February 2003, which began on March 1, 2003 and terminates on March 4, 2013. The Company’s total expected payments associated with this operating lease are $11.1 million.

Capital Expenditures

Capital expenditures increased $6.5 million, or 27.7%, to $30.0 million in 2002 from $23.5 million in 2001.

New capital investments for 2002 included the following:

•	Purchase of new molds; and

•	Acquisition of new equipment for productivity improvement and capacity expansion.

Capital expenditures were $23.5 million in 2001 compared to $34.9 million in 2000. New capacity investments included in those amounts were:

•	Acquisition of equipment from a U.K. self-manufacturer during 2000 in conjunction with the Company’s entry into a long-term supply arrangement with this customer;

•	Installation of a high-speed manufacturing line in 2001 and 2000 to serve the hot fill beverage market in the U.S.;

•	Acquisition of new multi-layer injection machines in 2001 and 2000 to support the Company’s growth into the market for oxygen-sensitive beer, juices and teas; and

•	Purchase of new molds for new business in each year.

The decline in capital spending in 2001 compared to 2000 was primarily due to reductions in the amount of capital expenditures required to satisfy the Company’s customers’ requirements and the use of an operating lease for the acquisition of one hot-fill production line.

Over the last three years, excess capacity in the Company’s industry reduced the need for capital spending. The Company’s existing equipment is currently operating near full capacity, and consequently, unit growth can only be achieved by acquisition of new capacity. In order to serve its existing customers, and to participate in the conversion to PET from glass or aluminum that the Company expects in both the custom and conventional PET markets, Constar will require significantly greater rates of capital investment over the coming years than in the past three years. Generally, the Company intends to purchase new equipment only after entering into long-term customer contracts that justify additional capacity. A single high speed production unit costs approximately $10 million and investments may occur in increments of two, three or more production units. It is Constar’s experience from previous large-scale conversions to PET bottles that whole product lines generally convert at once in conjunction with regional or national marketing campaigns. The Company’s customers require an ability to meet timelines for commitment of capacity expansion and implementation of project plans. Additionally, because of the large volumes controlled by the major consumer product companies that are its customers, many of the capacity investments the Company makes may be fully or largely committed to agreements with only one customer each. If the Company grows as anticipated, it would expect to make approximately $125 million in capacity investments over the next three years.

Environmental Matters

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Didam facility but it also appears to extend from an upgradient neighboring property. At the request of Dutch authorities, the Company’s environmental consultant is in the process of implementing additional investigations at the facility, the results of which will be submitted to the Dutch authorities. At December 31, 2002, the Company had a liability of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

Stockholder’s Equity

Stockholders’ equity decreased $309.8 million to $246.1 million at December 31, 2002 from $555.9 million at December 31, 2001. The decrease was primarily due to a net loss of $35.4 million for the year, and a dividend payment to Crown of $351.7 million, which was partially offset by capital contributions from Crown of $72.2 million.

Stockholders’ equity decreased $32.3 million to $555.9 million at December 31, 2001 from $588.2 million at December 31, 2000. This decrease was primarily due to the $13.6 million net loss for the year and a $16.2 million adjustment to the minimum pension liability.

Constar distributed dividends of $351.7 million in 2002 consisting of a note to Crown in the principal amount of $350 million and $1.7 million to a Crown subsidiary who had a direct ownership interest in the Company’s operations in Turkey. Constar also distributed dividends of $0.9 million in 2001 and $1.7 million in 2000 to affiliates of Crown who had direct ownership interests in the Company’s operations in the U.S., in the U.K. and in Turkey.

Inflation

Inflation has not had a significant impact on the Company’s operations over the past three years and Constar does not expect it to have a significant impact on the results of operations or financial condition in the foreseeable future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, Constar is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 22% of total revenues from sales in foreign currencies during the year ending December 31, 2002. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 2% of total revenues in 2002 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. If required, and where possible, the Company enters into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated.

During 2002, the Company utilized three foreign currency derivative instruments to hedge the exposure of its U.K. operations to resin purchases made in euros. At December 31, 2002, there were no foreign currency derivatives outstanding.

Prior to the Company’s initial public offering, Crown charged Constar interest expense based on the actual interest cost on net average intercompany indebtedness. Consequently, prior to Constar’s initial public offering, the Company had not directly managed its interest rate risk, but had instead relied on Crown to balance its overall exposure between fixed and variable rates on a consolidated basis, while attempting to minimize its interest costs. Since the completion of Constar’s initial public offering, the Company managed its own interest rate risk.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through the changes in the price of resin, Constar’s principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but there is little effect on gross profit. In the aggregate, the lag between effective date of resin price changes and the effective date of price adjustments to its customers under various pass through mechanisms is approximately equal to the Company’s inventory exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Constar International Inc.

Index to Combined and Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Accountants	30

Combined and Consolidated Balance Sheets	31

Combined and Consolidated Statements of Operations	32

Combined and Consolidated Statements of Cash Flows	33

Combined and Consolidated Statements of Stockholders’ Equity	34

Notes to Combined and Consolidated Financial Statements	35

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves	66

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Constar International Inc.:

In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. (the “Company”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company adopted a new financial accounting standard for goodwill in 2002.

In addition, as discussed in Note 19, the Company has significant transactions with Crown Cork & Seal Company, Inc., its former parent.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 24, 2003

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$20,913	$3,754
Accounts receivable, net (Note 4)	55,024	35,451
Accounts receivable—affiliate (Note 19)	350	273
Inventories, net (Note 5)	85,907	74,545
Prepaid expenses and other current assets	5,222	3,637

Total current assets	167,416	117,660

Property Plant and Equipment, net (Note 6)	235,122	254,543
Goodwill (Note 7)	331,813	381,871
Other Assets
Long-term receivables	239	4,460
Other assets (Note 8)	15,375	3,176

Total assets	$749,965	$761,710

Liabilities and Stockholders’ Equity
Current Liabilities
Revolver Loan (Note 10)	$55,000	$—
Current portion of long-term debt (Note 10)	1,500	—
Accounts payable	61,496	61,651
Accrued liabilities (Note 9)	28,652	20,947
Accounts payable—affiliate (Note 19)	2,931	1,682
Income taxes payable	1,079	619

Total current liabilities	150,658	84,899

Long-term debt net of current portion:
Term B Loan	148,125	—
Senior Subordinated Notes	172,392	—
Due to affiliate (Note 19)	—	74,306
Pension and post-retirement liabilities (Note 13)	7,729	23,950
Deferred income taxes (Note 12)	16,264	14,548
Other liabilities (Note 14)	5,386	3,855

Total liabilities	500,554	201,558

Commitments and Contingent Liabilities (Note 22)
Minority Interests	3,289	4,280
Stockholders’ equity
Common stock, $.01 par value—75,000,000 shares authorized at December 31, 2002 and 2001; 12,015,000 and 12,000,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	120	—
Preferred stock, $.01 par value—5,000,000 shares authorized; none issued or outstanding at December 31, 2002 and 2001
Additional paid-in capital	273,172	—
Accumulated other comprehensive loss	(25,322)	(32,403)
Unearned compensation	(173)	—
Owner’s net investment	—	588,275
Retained earnings	(1,675)	—

Total stockholders’ equity	246,122	555,872

Total Liabilities and Stockholders’ Equity	$749,965	$761,710

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Net customer sales	$700,490	$742,772	$707,432
Net affiliate sales (Note 19)	3,838	3,055	4,425

Net sales	704,328	745,827	711,857
Cost of products sold, excluding depreciation	589,259	648,717	610,132
Depreciation	55,863	56,468	56,742

Gross profit	59,206	40,642	44,983

Operating expenses:
Amortization of goodwill	—	12,162	12,162
Selling and administrative expenses	10,809	9,058	9,092
Management charges	3,648	4,382	3,990
Research and technology expenses	12,129	13,213	12,490
Provision for restructuring and asset impairments (Note 11)	—	2,015	696
Interest expense, net	7,037	10,433	13,106
Foreign exchange adjustments	74	537	368
Other expenses, net (Note 17)	550	152	6,773

Total operating expenses	34,247	51,952	58,677

Income (loss) before taxes and cumulative effect of change in accounting for goodwill	24,959	(11,310)	(13,694)
Provision for income taxes (Note 12)	(10,170)	(2,527)	(969)
Minority interests	(118)	258	(90)

Income (loss) before cumulative effect of change in accounting for goodwill	14,671	(13,579)	(14,753)
Cumulative effect of change in accounting for goodwill	(50,059)	—	—

Net loss	$(35,388)	$(13,579)	$(14,753)

Per common share data:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$1.22	$(1.13)	$(1.23)
Cumulative effect of change in accounting for goodwill	(4.17)	—	—

Net loss	$(2.95)	$(1.13)	$(1.23)

Weighted Average Shares Outstanding:
Basic	12,000	12,000	12,000
Diluted	12,002	12,000	12,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net (loss)	$(35,388)	$(13,579)	$(14,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,863	68,630	68,904
Deferred income taxes	(5,270)	(4,352)	(1,876)
Cumulative effect of a change in accounting for goodwill	50,059	—	—
Changes in assets and liabilities, net:
Receivables	815	36,645	(2,122)
Inventory	(14,538)	30,358	6,056
Trade payable—affiliate, net	1,249	2,472	(861)
Accounts payable and accrued liabilities	701	1,665	(16,349)
Other, net	9,810	4,366	4,004

Net cash provided by operating activities	63,301	126,205	43,003

Cash flows from investing activities
Purchases of property, plant and equipment, net	(29,963)	(23,543)	(34,909)
Proceeds from sale of property, plant and equipment	733	1,343	1,132
Proceeds from cash surrender value of life insurance	—	9,499	—

Net cash used in investing activities	(29,230)	(12,701)	(33,777)

Cash flows from financing activities
Net change in long-term balances due to affiliates	(36,704)	(111,076)	(7,311)
Capital contributions	8,701	—	—
Proceeds from issuance of Senior Subordinated Notes	172,392	—	—
Proceeds from Revolver Loan	55,000	—	—
Proceeds from Term B Loan	150,000	—	—
Repayment of Term B Loan	(375)	—	—
Dividends to Crown and its affiliates	(351,673)	(926)	(1,745)
Costs associated with initial public offering and debt financing	(13,700)	—	—
Minority dividends paid	(1,367)	(758)	(888)

Net cash used in financing activities	(17,726)	(112,760)	(9,944)

Effect of exchange rate changes on cash and cash equivalents	814	(49)	(115)

Net change in cash and cash equivalents	17,159	695	(833)
Cash and cash equivalents at beginning of period	3,754	3,059	3,892

Cash and cash equivalents at end of period	$20,913	$3,754	$3,059

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$4,342	$10,433	$13,106
Income taxes	$12,307	$7,331	$2,661

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In- Capital		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation		Retained Earnings		Owner’s Net Investment	Total
Balance, December 31, 1999		$		$		$(4,815)	$		$		$619,278	$614,463
Net loss	$(14,753)										(14,753)	(14,753)
Translation adjustments	(3,641)					(3,641)						(3,641)
Minimum pension liability adjustment, net of tax	(6,161)					(6,161)						(6,161)

Comprehensive loss	$(24,555)

Dividends											(1,745)	(1,745)

Balance, December 31, 2000			—		—	(14,617)		—		—	602,780	588,163
Net loss	$(13,579)										(13,579)	(13,579)
Translation adjustments	(1,555)					(1,555)						(1,555)
Minimum pension liability adjustment, net of tax	(16,231)					(16,231)						(16,231)

Comprehensive loss	$(31,365)

Dividends											(926)	(926)

Balance, December 31, 2001			—		—	(32,403)		—		—	588,275	555,872
Net loss	$(35,388)									(1,675)	(33,713)	(35,388)
Translation adjustments	5,051					5,051						5,051
Minimum pension liability adjustment, net of tax	2,030					2,030						2,030

Comprehensive loss	$(28,307)

Capital contributions from Crown											8,701	8,701
Dividends to Crown											(351,673)	(351,673)
Costs associated with initial public offering											(2,000)	(2,000)
Non-cash capital contribution from Crown											63,522	63,522
Compensation on restricted stock								7				7
Issuance of restricted stock					180			(180)				—
Capitalization of owner’s net investment as a result of the initial public offering			120		272,992						(273,112)	—

Balance, December 31, 2002			$120		$273,172	$(25,322)		$(173)		$(1,675)	$—	$246,122

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands unless otherwise noted)

1.    Basis of Presentation

Prior to its initial public offering on November 20, 2002 Constar International Inc. (the “Company” or “Constar”) had operated as a division of Crown Cork & Seal Company, Inc. (“Crown”). Therefore, separate financial statements have not historically been prepared for its business. The combined financial statements prior to November 20, 2002 were derived from historical accounting records and are presented as if the operations within each country had been conducted exclusively within a separate subsidiary in that country. In connection with the initial public offering, Crown transferred ownership of certain of its affiliates to Constar and Constar transferred certain of its affiliates to Crown. Accordingly, the accompanying financial statements for periods after the transfer of these affiliates have been prepared on a consolidated basis. The accompanying financial statements for the periods prior to the transfer of ownership of the Crown and Constar affiliates have been prepared on a combined basis.

The Company operates 14 plants in the United States and 3 plants in Europe. The European plants are in the U.K., the Netherlands and Turkey. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications. Two additional operations are located in plants that also contain other Crown businesses. The balances and results of the Salt Lake City PET bottle operations were included based on specific identification and, in some cases, management’s estimates. Crown has charged the PET bottle operations approximately $100,000 each year for the use of the Salt Lake City building. The balances and results of the Voghera, Italy PET bottle operations, which principally serves one customer, were included based on specific identification, management’s estimates and allocations to the Constar business using a method that Crown management believes is reasonable. After the initial public offering the equipment at these two facilities was leased to Crown. Crown will operate the facilities under agreements to manufacture and supply PET bottles and preforms to Constar, and to its customers on behalf of Constar. See Note 19 for a description of related party transactions.

2.    Initial Public Offering

On November 20, 2002, the Company completed an initial public offering of 10,500,000 shares of its common stock for $12.00 per share. Immediately prior to the closing of the initial public offering, Crown contributed to the capital of the Company its outstanding intercompany receivable due from the Company in the amount of $63.5 million. Crown sold the Company shares in the initial public offering, retaining the proceeds from the transaction. Concurrent with the closing of the initial public offering, the Company repaid its $350 million note payable to Crown.

3.    Summary of Significant Accounting Policies

Basis of Combination

All significant intercompany balances and transactions have been eliminated. Transactions between Constar and other Crown operations have been identified in the Combined and Consolidated Financial Statements as transactions among affiliates.

Cash and Cash Equivalents

Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments.

Foreign Currency Translation

For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. dollar is the functional currency for Constar’s operations in Turkey. Local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Exchange rates used to translate the results of operations and the balance sheets were as follows:

	For the Year Ended December 31,
	2002	2001	2000
Statements of operations
British pound to USD	1.50	1.44	1.52
Euro to USD	0.95	0.90	0.92

Balance sheets
British pound to USD	1.61	1.45	1.49
Euro to USD	1.05	0.89	0.94

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded.

During 2002, Constar purchased finished products from Crown in conjunction with the Salt Lake City Agreement and the Voghera Agreement. Under these agreements, Crown ships finished products to the Company’s customers and revenue is recognized when the goods are shipped and the title and risk of loss pass to the customer. In addition, Constar produces finished products for Crown in conjunction with the Newark Agreement and the Faba Agreement. Under these agreements, revenue is recognized when these products are shipped to Crown consistent with the Company’s revenue recognition policies to third parties. See Note 19 for a description of related party transactions.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of products sold in the statements of operations.

Inventories

Inventories are stated at the lower of cost or market with the cost principally determined using an average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Effective January 1, 2002, goodwill, which represents the excess of the purchase price over the estimated fair value of the identifiable net assets of companies acquired to date, is no longer being amortized, and will be tested for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Goodwill is impaired if the net book value of a reporting unit exceeds its estimated fair value. Fair value of the reporting units is estimated based upon discounted cash flow analyses and the use of market multiples. In the event that facts and circumstances indicate that the carrying value may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from its undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. Maintenance and repairs are expensed as incurred.

Depreciation is provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets.

The range of estimated economic lives assigned to each significant asset category is as follows:

Years
Land improvements	25
Building and building improvements	25 to 40
Machinery & equipment	10
Furniture, computer equipment, tools and molds	5 to 7

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of long-lived assets other than goodwill may be impaired, Constar performs a recoverability evaluation. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amounts to determine whether a write-down to fair value is required in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002.

Risk Management Contracts

In the normal course of operations, the Company may enter into contracts to manage its exposure to fluctuations in foreign currency exchange rates. Such exposures may arise from foreign currency-denominated receivables and obligations, anticipated transactions or firm commitments. The gains or losses on these contracts generally offset changes in the value of the related exposures. At December 31, 2002, the Company had no contracts outstanding to manage its exposure to fluctuations in foreign currency exchange rates.

Interest Expense

Prior to the closing of the Company’s initial public offering, interest expense was charged by Crown and principally reflects the interest cost on the net average intercompany indebtedness. Management believes the methodology was reasonable but it was not necessarily indicative of the cost that would have been incurred if

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Constar had been operated as a standalone entity. Interest rates charged by Crown were based on Crown’s external rates. Interest rates charged in 2002, 2001 and 2000 were as follows:

	For the Year Ended December 31,
	2002	2001	2000
United States	4.1%	6.4%	6.9%
United Kingdom	6.0%	6.0%	6.3%
Netherlands	4.6%	5.6%	4.3%

Income Taxes

Prior to the initial public offering, Constar did not file separate tax returns in each of the various countries in which it operates, except for Turkey. Instead, the taxable income was included in the consolidated tax returns of Crown affiliates in each country. Subsequent to the initial public offering, Constar will file separate tax returns and reflect the application of the asset and liability method for computing income taxes. The Combined and Consolidated Financial Statements through December 31, 2002 reflect tax computations through November 20, 2002 as if Constar filed separate tax returns in each of these jurisdictions and reflect the application of the asset and liability approach for all periods presented. The current tax provision, where applicable, is assumed to have been paid to the consolidated tax group in the period incurred.

Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company did not record compensation expense related to its stock option plan for the year ended December 31, 2002 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants in 2002, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

2002
Net loss
As reported	$(35,388)
Add: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(32)

Pro forma	$(35,420)

Basic loss per share
As reported	$(2.95)
Pro forma	(2.95)

Diluted loss per share
As reported	$(2.95)
Pro forma	(2.95)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Net income (loss) per share assuming dilution considers the potential issuance of common shares under the Company’s stock option plan, based on the

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treasury stock method. The treasury stock method assumes use of exercise proceeds to repurchase common stock at the average fair market value in the period.

Research and Technology

Research, development and engineering expenditures, which amounted to $12.1 million, $13.2 million and $12.5 million in 2002, 2001 and 2000, respectively, are expensed as incurred and reported in research and technology expenses in the Combined and Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products and designing significant improvements to existing products. Prior to the closing of the Company’s initial public offering on November 20, 2002, research and technology expenses represented charges from CCK Technologies approximately equal to 1.8% of sales. In return, CCK Technologies provided the Company with access to CCK Technologies’ intellectual property related to PET; paid for the Company’s direct cost of research, development and engineering activities; provided the Company with legal services for the defense of rights for existing technologies; and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications. As of November 20, 2002 this arrangement was discontinued. After the closing date of the Company’s initial public offering, research and technology expenses represent expenditures related to research, development and engineering activities provided by the Company’s own employees, outsourcing with unrelated third parties and fees paid under a research and development agreement with two subsidiaries of Crown. See Note 19 for a description of related party transactions.

4.    Accounts Receivable

	December 31,
	2002	2001
Trade and note receivables	$52,471	$30,644
Less: allowance for doubtful accounts	(941)	(335)

Net trade receivables	51,530	30,309
Value added taxes recoverable	2,927	3,508
Miscellaneous receivables	567	1,634

	$55,024	$35,451

Beginning in 2001, the U.S. operations participated in a North American receivables securitization program in the management of cash flow activities. Receivables securitization transactions are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement for SFAS No. 125),” which was adopted for accounting purposes by Crown on April 1, 2001. Accordingly, the accounts receivable balance at December 31, 2001 was reduced by approximately $18,400 of receivables that were sold under that program as of that date. After the initial public offering the Company no longer participated in the North American receivables securitization program.

5.    Inventories

	December 31,
	2002	2001
Finished goods	$51,812	$30,898
Raw materials and supplies	34,095	42,969
Work in process		678

	$85,907	$74,545

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $262 and $385 as of December 31, 2002 and 2001, respectively.

6.    Property, Plant and Equipment

	December 31,
	2002	2001
Buildings and improvements	$68,107	$66,604
Machinery and equipment	601,013	583,281
Less: accumulated depreciation and amortization	(453,478)	(408,005)

	215,642	241,880
Land and improvements	3,736	3,549
Construction in progress	15,744	9,114

	$235,122	$254,543

In 2000, the U.K. operation purchased equipment from a customer for $7,599, of which $1,794 was paid in 2002, $2,319 was paid in 2001 and $2,235 was paid in 2000. Of the remaining balance, $964 is due in 2003 and the final payment is due in 2004.

7.    Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

The impact of prior year goodwill amortization to reported earnings was as follows:

	2002	2001	2000
Income (loss) before cumulative effect of a change in accounting for goodwill	$14,671	$(13,579)	$(14,753)
Add back: goodwill amortization		12,162	12,162

Adjusted income (loss) before cumulative effect of change in accounting for goodwill	$14,671	$(1,417)	$(2,591)

Basic and diluted per share
Income (loss) before cumulative effect of change in accounting for goodwill	$1.22	$(1.13)	$(1.23)
Add back: goodwill amortization		1.01	1.01

Adjusted income (loss) before cumulative effect of a change in accounting for goodwill	$1.22	$(0.12)	$(0.22)

Historically, Constar’s operations were reported through Crown’s Americas and Europe reporting segments. However, the operations within Europe and the U.S. are similar in the nature of their products, production processes, the types of classes of customers for products and the methods used to distribute products. Accordingly, Constar has only one reportable segment but has identified the following reporting units as of

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2002: United States and Europe. In connection with Constar’s transitional impairment review, recorded goodwill was determined to be impaired in the European reporting unit. During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge of $50,059 as a cumulative effect of a change in accounting for goodwill as of January 1, 2002.

8.    Other Assets

	December 31,
	2002	2001
Cash surrender value of life insurance	$1,401	$1,351
Deferred underwriter fees	11,513
Pension intangible	1,606	1,769
Other	855	56

	$15,375	$3,176

The pension intangible at December 31, 2002 and December 31, 2001 was recognized in accordance with SFAS 87, “Employers’ Accounting for Pensions.” In accordance with that standard, an additional minimum pension liability was recognized to the extent of the unfunded accumulated benefit obligation, and an intangible asset of $1,606 and $1,769 at December 31, 2002 and December 31, 2001 respectively was recognized to the extent of the unrecognized prior service cost. The deferred underwriter fees related to Constar’s Senior Secured Credit Agreement and Senior Subordinated Notes are being amortized over the remaining terms of the respective agreements.

9.    Accrued Liabilities

	December 31,
	2002	2001
Salaries, wages and other employee benefits	$12,138	$5,685
Accrued value added taxes	3,699	3,714
Interest	2,546
Pension	1,974	2,000
Restructuring	465	693
Environmental	210	200
Other accrued taxes	1,804	2,185
Postretirement	950	950
Other	4,866	5,520

	$28,652	$20,947

Other includes $964 and $2,175 in 2002 and 2001, respectively, for installment payments due on the purchase of equipment from a customer in 2000.

The balance in the environmental liability represents costs which are expected to be incurred by the Netherlands operation in connection with a release of hazardous substances as discussed in Note 22.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Senior Secured Credit Agreement and Senior Subordinated Notes

Debt	2002	2001
Short-term Debt
Revolver Loan	$55,000

Total short-term debt	$55,000	—

Long-term debt
Term B Loan due 2003	$1,500
Term B Loan due 2004	$1,500
Term B Loan due 2005	$1,500
Term B Loan due 2006	$1,500
Term B Loan and Senior Subordinated Notes due after 2006	$316,017

Total long-term debt	$322,017	—
Less: current maturities	$1,500

Long-term debt, less current maturities	$320,517	—

Senior Secured Credit Agreement.    Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR floor. The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR floor.

Senior Subordinated Notes.    On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value. The Notes will mature on December 1, 2012. Interest on the Notes will be payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering were used to repay indebtedness to Crown.

Optional Redemption.    The Company may not redeem the Notes prior to December 1, 2007. The Company may redeem the Notes, at its option, in whole at any time or in part from time to time, on and after December 1, 2007, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on December 1 of any year set forth below:

Year	Percentage
2007	105.5%
2008	103.7%
2009	101.8%
2010 and 2011	100.0%

Optional Redemption upon Equity Offerings.    At any time, or from time to time, on or prior to December 1, 2005, the Company may, at its option, use the net cash proceeds of one or more Equity Offerings to redeem in the aggregate up to 35% of the aggregate principal amount of the notes issued up to that time at a redemption price equal to 111% of the principal amount thereof; provided, that: (1) after giving effect to any such redemption at least 65% of the aggregate principal amount of the notes issued up to that time remains outstanding; and (2) the Company shall make such redemption not more than 90 days after the consummation of such Equity Offering.

Guarantees.    All of the existing and future U.S. subsidiaries of the Company that guarantee the Senior Secured Credit Agreement will guarantee the payment of principal, premium and interest on the notes on an unsecured senior subordinated basis.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, there was $149.6 million outstanding on the Term B Loan, $55.0 million outstanding on the Revolver Loan, leaving $45 million available under the Revolver Loan. As of December 31, 2002, no letters of credit were outstanding under the Senior Secured Credit Agreement. Borrowings under the Senior Secured Credit Agreement are secured by all of the Company’s domestic assets and a security interest in 65% of the issued and outstanding shares in voting stock if each Non-U.S. subsidiary. The loans in the Senior Secured Credit Agreement bear interest at rates which vary based on certain financial measurements, as defined in the Senior Secured Credit Agreement, and the type of borrowing. As of December 31, 2002 the effective interest rate for the Term B Loan was 6.5% and 5.61% for the Revolver Loan.

Fees.    With regards to the Revolver Loan, the Company is required to pay various fees. The fees include a Commitment fee of .50% per annum on the average daily balance of the unused revolving credit commitment, a Fronting fee of .25% per annum on the average daily balance of the Lender’s Letters of Credit exposure. In addition, there is a participation fee, which is based on the average daily balance of the Lender’s Letters of Credit exposure at the applicable rate for Eurocurrency loans (5.5% at December 31, 2002).

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. In addition, there is a minimum earnings requirement through March 31, 2003. The Company was in compliance with all covenants at December 31, 2002.

The Term B Loan repayment schedule requires consecutive quarterly installments of $375 beginning December 31, 2002. A final balloon payment of $139.5 million is due on the loan maturity date in November 2009.

Interest expense for 2002 was $7.0 million, of which $3.2 million was on borrowings from Crown and the remaining $3.8 million was on borrowings with third parties. Constar paid $4.3 million in interest during 2002, of which $1.1 million was paid to third parties.

11.    Restructuring and Asset Impairments

Activity in the reserves were:

	Lease Costs	Asset Write-down	Severance	Total
Balance at December 31, 1999	$1,267	$—	$—	$1,267
Provisions		346	350	696
Payments	(349)		(350)	(699)
Transfer against assets		(346)		(346)

Balance at December 31, 2000	918	—	—	918
Provisions		1,760	255	2,015
Payments	(225)		(255)	(480)
Transfer against assets		(1,760)		(1,760)

Balance at December 31, 2001	693	—	—	693
Provisions	941			941
Payments	(420)			(420)

Balance at December 31, 2002	$1,214	—	—	$1,214

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $941. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the U.S. operations provided $255 for the termination costs for 27 people and $1,760 to write off machinery and equipment due to the loss of a customer.

The balance in the restructuring reserve at the end of both 2002 and 2001 represents the excess of expected lease costs over the related sublease income from certain operations closed in 1997 and will be paid over the next three years.

12.    Income Taxes

Pre-tax income/(loss) was taxed under the following jurisdictions:

	Year Ended December 31,
	2002	2001	2000
U.S.	$27,558	$(5,843)	$(11,293)
Europe	(2,599)	(5,467)	(2,401)

	$24,959	$(11,310)	$(13,694)

The provision for income taxes consists of the following:

	Year Ended December 31,
Current tax provision:	2002	2001	2000
U.S.	$15,193	$5,022	$250
Europe	247	1,857	2,595

	15,440	6,879	2,845

Deferred tax provision:
U.S.	(5,146)	(2,969)	(101)
Europe	(124)	(1,383)	(1,775)

	(5,270)	(4,352)	(1,876)

Total	$10,170	$2,527	$969

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	Year Ended December 31,
	2002	2001	2000
Pre-tax income (loss) at 35%	$8,736	$(3,959)	$(4,793)
Non-U.S. operations at different rates	210	65	254
Foreign exchange gains	620	1,947	495
Amortization of goodwill		4,257	4,257
Valuation allowance	135
Other, net	469	217	756

Provision for income taxes	$10,170	$2,527	$969

Constar paid income taxes of $12,307, $7,331 and $2,661 in 2002, 2001 and 2000, respectively. Income taxes paid in 2002 include amounts paid through Crown in accordance with the tax sharing agreement.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) were:

	December 31,
	2002	2001
Depreciation	$(24,913)	$(26,309)
Tax loss carryforwards	135
Pension	1,551	7,352
Postretirement and postemployment	2,271	2,133
Other	4,827	2,276

	(16,129)	(14,548)
Valuation allowance	(135)

Net deferred tax liability	$(16,264)	$(14,548)

13.    Pension and Postretirement Benefits

The U.S. salaried and hourly personnel participate in defined benefit pension plans. The benefits under these plans for salaried employees are based primarily on years of service and remuneration near retirement. The benefits for hourly employees are based primarily on years of service and a fixed monthly multiplier. Plan assets consist principally of common stocks and fixed income securities.

In the U.S., the Company sponsors unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

The components of the pension and postretirement benefit expense (income) for the U.S. plans were as follows:

	2002		2001		2000
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Service cost	$1,374	$266	$1,112	$303	$902	$269
Interest cost	5,242	801	5,227	573	5,180	550
Expected return on plan assets	(4,724)		(6,348)		(7,685)
Recognized actuarial loss	2,506	469	1,087	142		150
Recognized prior service cost	164	(288)	164		87

Total pension and postretirement expense (income)	$4,562	$1,248	$1,242	$1,018	$(1,516)	$969

Changes in the benefit obligation for Constar U.S.:

	2002		2001
	Pension	Postretirement	Pension	Postretirement
Benefit obligation at January 1	$76,371	$8,809	$69,928	$8,411
Service cost	1,374	266	1,112	303
Interest cost	5,242	801	5,227	573
Participants’ contributions	18
Amendments			942
Net liability retained by Crown	(30,251)
Actuarial loss	6,964	1,166	5,097	465
Benefits paid	(5,243)	(728)	(5,935)	(943)

Benefit obligation at December 31	$54,475	$10,314	$76,371	$8,809

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Crown salaried pension plan retained liability for certain pension benefits previously earned by Constar’s active salaried employees and certain of its former salaried employees.

Changes in pension plan assets for Constar U.S.:

	2002	2001
Plan assets at January 1	$51,647	$65,509
Actual returns on plan assets	(2,602)	(8,509)
Employer contributions	2,055	582
Participants’ contributions	18
Benefits paid	(5,243)	(5,935)

Plan assets at December 31	$45,875	$51,647

Reconciliation of funded status for Constar U.S.:

	2002		2001
	Pension	Postretirement	Pension	Postretirement
Plan assets less than benefit obligation	$(8,185)	$(10,314)	$(24,724)	$(8,809)
Unrecognized actuarial loss	33,889	5,699	36,368	4,715
Unrecognized prior service cost	1,606		1,769

Net amount recognized	$27,310	$(4,615)	$13,413	$(4,094)

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 8% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

The components of pension expense for the U.K. plan were:

	Years Ended December 31,
	2002	2001	2000
Service cost	$200	$182	$165
Interest cost	280	232	214
Expected return on plan assets	(274)	(272)	(287)
Recognized loss	44	5	—

Total pension expense	$250	$147	$92

Changes in the benefit obligation for the U.K. pension plan were:

	December 31,
	2002	2001
Benefit obligation at January 1	$3,701	$3,321
Service cost	200	182
Interest cost	280	232
Participant contributions	70	63
Benefits paid	(15)	(10)
Foreign currency rate changes	444	(87)

Benefit obligation at December 31	$4,680	$3,701

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the plan assets for the U.K. pension plan were:

	December 31,
	2002	2001
Plan assets at January 1	$2,823	$2,967
Actual returns on plan assets	(678)	(218)
Employer contributions	120	102
Participant contributions	70	63
Benefits paid	(15)	(10)
Foreign currency rate changes	269	(81)

Plan assets at December 31	2,589	2,823

Plan assets less than benefit obligation	(2,091)	(878)
Unrecognized actuarial loss	1,990	912

Net amount recognized as non-current asset (liability)	$(101)	$34

Amounts recognized in the balance sheet consist of:

	Years Ended December 31,
	2002		2001
	Pension	Postretirement	Pension	Postretirement
Current liability	$(1,974)	$(950)	$(2,000)	$(950)
Non-current liability	(4,064)	(3,665)	(20,806)	(3,144)
Intangible asset	1,606		1,769
Minimum pension included in Stockholders’ Equity	31,327		34,450

Net amount recognized	$26,895	$(4,615)	$13,413	$(4,094)

The tax effects of minimum pension liabilities of $10,965 in 2002 and $12,058 in 2001 were also included as a component of accumulated other comprehensive loss.

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases. Premiums are expensed as incurred and were $198, $255 and $222 in 2002, 2001 and 2000, respectively.

The weighted average actuarial assumptions for the plans were as follows:

	2002	2001	2000
U.S.
Discount rate	6.75%	7.25%	7.75%
Compensation increase	3.00%	3.50%	3.50%
Long-term rate of return	9.50%	10.00%	10.50%
Non-U.S.
Discount rate	7.25%	7.25%	7.25%
Compensation increase	5.50%	5.50%	5.50%
Long-term rate of return	9.50%	9.50%	9.50%

The health care accumulated postretirement benefit obligation was determined at December 31, 2002 and 2001 using health care trend rates of 8.1% and 8.0%, respectively, decreasing to 4.9% and 4.8% over eight years.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed long-term rate of compensation increase used for life insurance was 3.5% at December 31, 2002, 2001 and 2000 and the discount rates were 6.75%, 7.25% and 7.75%, respectively. Changing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $1,136 and the total of service and interest cost by approximately $9. A 1.0% change in the expected rate of return on plan assets would have changed 2002 U.S. pension expense by approximately $497. A 0.5% change in the discount rate would have changed 2002 U.S. pension expense by approximately $441 and 2002 postretirement expense by approximately $52.

Prior to November 21, 2002, Crown sponsored a Savings and Investment Plan and an Employee Stock Purchase Plan that covered substantially all U.S. employees. Since November 21, 2002, Constar has maintained its own like plans. During 2002, participants in the Company’s Employee Stock Purchase Plan purchased 106 shares of the Company’s common stock at 85% of fair value. The Company’s contributions to the Savings Investment Plan were $302, $321 and $326 in 2002, 2001 and 2000, respectively.

14.    Other Liabilities

	December 31,
	2002	2001
Postemployment benefits	$1,940	$2,060
Restructuring	749
Other	2,697	1,795

	$5,386	$3,855

Postemployment benefits consist primarily of disability and severance benefits for U.S. personnel. Other includes $287 and $870 in 2002 and 2001, respectively, for installment payments due on the purchase of equipment from a customer in 2000.

15.    Capital Stock

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01. During 2002, the Company issued 15,000 shares of restricted common stock to certain executives, increasing the number of issued and outstanding shares of common stock to 12,015,000 at December 31, 2002. Crown owned 1,255,000 shares of common stock at December 31, 2002. Shares outstanding for all periods presented reflect a 120,000-for-one stock split that the Company effected on November 4, 2002.

The holders of the Company’s common stock are entitled to one vote per share with respect to each matter on which the holders of Constar’s common stock are entitled to vote. Additional shares of the Company’s authorized common stock may be issued, as determined by the board of directors of the Company from time to time, without approval of holders of the common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which Constar’s securities may be listed or traded. The Board of Directors also has the authority to issue up to 5,000,000 shares of preferred stock without approval of the Company’s holders of common stock.

There were no shares of preferred stock issued or outstanding at December 31, 2002 or 2001.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Lease Commitments

Constar leases certain property, including warehousing facilities, that are classified as operating leases and, as such, are not capitalized.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2003	$10,449
2004	7,717
2005	4,748
2006	2,356
2007	665
Thereafter	1,125

Net minimum lease payments	$27,060

Rental commitments in 2003 have been reduced by minimum sublease rentals of $68 due in the future under non-cancelable subleases.

Total rental expense was $9,217, $11,657 and $13,218 in 2002, 2001 and 2000, respectively.

Crown is the guarantor or co-obligor of eight of Constar’s real property leases, which have total expected future rent payments of approximately $12 million.

17.    Other Expense (Income)

	2002	2001	2000
Bad debt expense	$660	$100	$8,417
Cash surrender value		(23)	(935)
Other	(110)	75	(709)

	$550	$152	$6,773

In 2000, the U.S. operations provided $8,000 against its receivables from one customer. The charge represented the write-off of the remaining balance due to the bankruptcy filing of that customer.

18.    Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for 2002, 2001 and 2000:

	2002	2001	2000
Net income before cumulative effect of a change in accounting for goodwill	$14,671	$(13,579)	$(14,753)
Cumulative effect of a change in accounting for goodwill	(50,059)

Net income/(loss)	$(35,388)	$(13,579)	$(14,753)

Weighted average shares	12,002	12,000	12,000
Basic and diluted EPS	$(2.95)	$(1.13)	$(1.23)

Basic EPS excludes all potentially dilutive securities and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted EPS are the same for the twelve months ended December 31, 2002, 2001 and 2000. Common shares contingently issuable upon the exercise of outstanding stock options amounting to 225,681 in 2002, were excluded from the computation of earnings per share because the exercise price of the then outstanding options were above the average market price for the related period.

19.    Related Party Transactions

Prior to the Company’s initial public offering, Crown charged Constar certain management fees. These costs were generally allocated as a percentage of sales and included estimated costs for payroll, benefits administration, purchasing, information systems and other central services. The cost of these functions and services has been directly charged and/or allocated to Constar using a method that Crown management believed to be reasonable. Such charges were not necessarily indicative of the costs that would have been incurred if Constar had been a separate entity. These amounts are reported as management charges in the Combined and Consolidated Statements of Operations. Following the completion of Constar’s initial public offering, Constar entered into a transition services agreement with Crown.

Under the transition services agreement, Crown is providing services in the following areas:

Payroll—Crown provides the Company access to payroll systems and payroll processing and reporting services. Crown will provide these services until December 31, 2003 in the United States and through November 19, 2003 in Europe. In the United States, the Company has the right to extend the term for at least an additional period of six months. The Company pays a fee for each payroll check prepared by Crown in the United States. The fee for the European service is incorporated into the information technology fee described below.

Information Technology and Systems—Crown provides the Company access to all available hardware leased or legacy programs for financial controls, costing and sales order control. Crown also provides the Company with its basic information technology processing services, including electronic mail, Internet access, network connections and maintenance. Crown will provide these services until December 31, 2003 in the United States and through November 19, 2003 in Europe. In the United States, the Company has the right to extend the term for at least an additional period of six months.

Benefits Administration—Crown provides the Company benefits administration services, such as medical and life insurance administration. Crown will provide these services until December 31, 2003, and the Company has the right to extend the term for at least an additional period of six months. The Company pays a fee based on the dollar amount of claims administered.

General Purchasing—Crown provides the Company purchasing support. Crown will provide these services until December 31, 2003. The Company pays a monthly fee approximating the cost of the Crown employees providing support.

Logistics—Crown provides the Company support for coordinating the Company’s traffic and freight in the United States. Crown will provide these services until December 31, 2003. The Company pays a monthly fee approximating the cost of the Crown employees providing support.

European Management—Crown provides the Company management services for the Company’s European operations. Crown will provide these services until February 19, 2003, and the Company has the right to extend the term for at least an additional period of three months. The Company pays a fee based on the amount of time spent by Crown employees on matters relating to the Company.

Plastic Recycling—Crown provides the Company with recycling services and the Company will provide Crown management services for the Crown recycling center. Constar will provide these services to Crown until February 19, 2003, and Crown has a right to extend the term for at least an additional period of three months. Crown will pay the Company a fee based on the amount of time spent by the Company’s employees on matters relating to the Company.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—Crown provides the Company with packaging and warehousing services.

The Company recorded an expense of $504 during the year ended December 31, 2002 related to the transition services agreement and has a $286 payable to Crown at December 31, 2002. The expense is recorded as operating expense in the accompanying combined and consolidated statement of operations for the year ended December 31, 2002.

Following the completion of the Company’s initial public offering, Constar and its subsidiaries entered into various agreements with Crown and its subsidiaries as described below:

Under the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”), Crown supplies Constar, Inc. with PET preforms and containers manufactured at Crown’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown which are maintained at Crown’s Salt Lake City facility. The Company purchased $1,089 of PET preforms and containers from Crown during the year ended December 31, 2002. The Company has a net $1,089 payable to Crown related to the SLC Agreement at December 31, 2002.

Under the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”), Constar, Inc. supplies Crown with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown leases to Constar, Inc. and operates at the Company’s facilities. The Company sold $130 of rings, bands and closures to Crown and recorded income of $31 related to leasing at Newark during the year ended December 31, 2002. The Company has a $137 net receivable from Crown related to the Newark Agreement at December 31, 2002.

Under the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”), Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Company purchased $3,127 of PET preforms from Crown and sold $1,410 of resin to Crown during the year ended December 31, 2002. The Company has $1,145 net payable to Crown related to the Voghera Agreement at December 31, 2002.

Under the Faba Supply Agreement (“Faba Agreement”), Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Company purchased $275 of bottles during the year ended December 31, 2002. The Company has a net payable to Crown of $274 related to the Faba Agreement at December 31, 2002.

The Research and Development agreement with two subsidiaries of Crown, CarnaudMetalbox plc and CCK Technologies, governs Constar’s use of Crown’s Research and Development centers in Alsip, Illinois and Wantage, England. CCK Technologies and CarnaudMetalbox guarantee access to the services of specific employees at their standard rate. Pursuant to a separate lease, Constar leases space in Alsip through December 31, 2003, with an option to extend the lease for an additional six months. Additionally, Constar kept its equipment in the Wantage facility at no cost for three months, ending in February 2003. The Company incurred costs of $226 related to the Research and Development Agreement during the year ended December 31, 2002. The Company had a net payable to Crown of $137 at December 31, 2002.

Under the Benefits Allocation Agreement with Crown, Constar and Crown allocated responsibility for certain employee benefit liabilities. Constar retained or assumed all liability for compensation and benefits owed to its active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for Constar’s hourly employees. Constar will also expand this plan to include its active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. See Note 13 for Pension and Postretirement disclosures.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Technical Services Agreement with Crown, the Company provides, at Crown’s request, technical services to some of Crown’s joint ventures in the PET preform and container manufacturing business, for which it will receive agreed-upon fees. Constar may terminate this agreement if Crown fails to make timely payments, or experiences certain change of control or insolvency events. Crown may terminate the agreement if Constar experiences certain change of control events or materially breaches provisions of the agreement. The Company did not recognize any income or expense related to the Technical Services Agreement during the year ended December 31, 2002.

Constar entered into a Tax Sharing and Indemnification Agreement with Crown that generally provides for the filing of consolidated federal income tax, combined state income tax and franchise tax returns for the years ending prior to or concurrently with the completion of the initial public offering, the allocation of income tax liabilities between Constar and Crown, the conduct of tax audits and the handling of tax controversies and various related matters. Crown will be liable for the Company’s taxes prior to the completion of the initial public offering, and Constar will be responsible for taxes imposed in periods beginning after the completion of the offering. Crown will indemnify Constar for all pre-offering liability under consolidated or combined returns, and Constar will indemnify Crown for all pre-offering taxes, which were not reported on a consolidated or combined tax return with Crown. As of December 31, 2002, there were no outstanding payables or receivables related to the Tax Sharing and Indemnification Agreement.

Prior to the Company’s initial public offering, Constar was charged a fee of approximately 1.8% of its annual sales. Fees of $12,129, $13,213 and $12,490 in 2002, 2001 and 2000, respectively, are reported as research and technology expense in the combined statements of operations. In return for this fee, Crown provided Constar with access to its PET-related intellectual property; paid for Constar’s direct costs of research, development and engineering activities; provided legal services for the defense of rights to existing technologies; and provided support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications.

Current affiliate balances represent commercial trading activities and other transactions in the normal course of business between Constar and other Crown affiliates. Sales to Crown affiliates include a profit margin over and above the cost of the products sold.

Long-term due to affiliate balances represented financing activities between Constar and other Crown affiliates. Crown charged interest to Constar based on the actual interest cost on the intercompany indebtedness. In connection with the initial public offering, Crown made a $63,522 non-cash capital contribution to Constar.

20.    Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products. Historically, Constar’s operations were reported through Crown’s Americas and Europe reportable segments.

Net customer sales and long-lived assets for the countries in which Constar operated were:

	Years Ended December 31,
	Net Customer Sales			Long-lived Assets
	2002	2001	2000	2002	2001	2000
United States	$546,085	$578,537	$563,735	$188,982	$207,156	$236,010
United Kingdom	83,041	89,743	73,218	31,745	31,789	40,688
Other	71,364	74,492	70,479	14,395	15,598	20,532

	$700,490	$742,772	$707,432	$235,122	$254,543	$297,230

Constar’s financial systems do not produce complete financial information on a product line basis.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Major Customer Sales

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2002, the Company’s top five customers accounted for an aggregate of 50% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 63% of the Company’s sales.

During the same period, purchases by PepsiCo accounted for an aggregate of 37% of the Company’s sales. Other than PepsiCo, no customer accounted for more than 10% of the Company’s sales in 2002.

22.    Commitments and Contingencies

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”) held the patents relating to Oxbar and has subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc. alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., is infringing one of its U.S. Oxbar-related patents. Continental PET has for many years held a leading market position in multi-layer PET bottle production because of its control of a proprietary technology for multi-layer injection of preforms. With the recent development by others of alternative multi-layer technologies for production of PET bottles, Constar and other PET bottle manufacturers are now able to offer multi-layer bottles to customers. To the Company’s knowledge, Continental PET is the only producer other than Constar in the United States market with commercial sales of multilayer oxygen-scavenging bottles. CCK Technologies has claimed that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. Subject to any appeal by Chevron, the decision will allow Constar to pursue the lawsuit that Crown initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. Currently pending before the court are the Company’s request to lift the stay of the action as to Continental PET, which was entered pending resolution of the Chevron claims, and Chevron’s request for certification pursuant to F.R. Civ. P. 54(b) so that it may file an immediate appeal.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. The defendants have filed motions for summary judgments that were referred to a Special Master appointed by the court. The Special Master has recommended that those motions be granted in major part and that the defendants be permitted to file a renewed motion for summary judgment, due April 4, 2003, as to allegedly infringing containers not covered in the Special Master’s recommendation. The plaintiff and several of the defendants have filed objections to the Special Master’s recommendation. The District Court has not yet ruled on the recommendation. In the meantime, the Court has ordered the parties to move forward with a “bellwether” proceeding with respect to a limited number of bottles that they believe may remain in the case following the decision on the summary judgment motion. No Constar containers are included among the bellwether bottles. Discovery is proceeding, and a trial date has been set with respect to the

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bottles in the bellwether proceeding. Although not dispositive, the bellwether proceeding is intended to give the parties an indication of the possible outcome of the case with respect to the defendants’ other containers and thereby facilitate settlement. The case is stayed as to all parties not included in the bellwether proceeding.

Constar is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in its preliminary stages and Constar is aggressively defending against the claims.

Certain other contingencies may arise from Constar’s historical relationship with Crown. If Crown is unable to meet its own financial obligations, including obligations to its lenders, pension plan obligations, income taxes, or payments to settle asbestos-related claims, Crown’s creditors may try to bring their claims for payment against Constar. Prior to its initial public offering the employees of Constar participated in pension plans sponsored by Crown. Crown will retain all liability for the pension benefits previously earned by Constar’s active salaried employees and certain of its former salaried employees, including retirees. Constar retains its obligations for potential income tax audit adjustments with respect to the years it was part of a Crown consolidated tax group for federal, state or foreign tax filings.

Constar has various commitments, totaling $20.0 million, to complete ongoing capital projects and purchase materials and supplies as part of the continuing conduct of business.

In 1990, the Company purchased annuity contracts with an insurance company to settle obligations under benefit plans with three former employees. Should the insurance company default on the annuity contracts, Constar would become liable for the continuation of the payments. The maximum potential amount of future liabilities is $1.8 million at December 31, 2002. At December 31, 2002, the Company believes the likelihood of default by the insurance company is remote and, accordingly, has not recorded any amounts to cover these obligations.

Constar has received requests for information or notifications of potential responsibility from the Environmental Protection Agency, or EPA, and certain state environmental agencies for certain off-site locations. Constar has not incurred any significant costs relating to these matters. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at three related sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at two of these sites and remediation has been completed at the third site. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs has been minimal thus far and no accrual has been recorded for future remediation at these sites.

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Constar has recorded a liability of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this liability may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the time periods over which site remediation occurs. It is possible that some of these matters, the outcomes of which are subject to various uncertainties, may be decided in a manner unfavorable to Constar. However, management does not believe that any unfavorable decision will have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Constar is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact the results of operations or financial position of Constar.

23.    Stock Option Plan

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees may be granted Deferred Stock, Restricted Stock, Stock Appreciation Rights (“SAR”) and Incentive or Non-Qualified Stock Options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the Option Plans.

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date. The plan is administrated by the Compensation committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2002, 624,319 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2002, 25,000 shares were available for future grants.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2001	—
Granted	225,681	$12.00
Exercised
Forfeited

Outstanding at December 31, 2002	225,681	$12.00

The following table summarizes information about the stock options outstanding under the Option Plans as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$12.00	225,681	4.9 years	$12.00	—	—

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2002
Risk-free interest rate	1.21%
Expected life of option (years)	2.5
Expected stock price volatility	50.0%
Expected dividend yield	—

The weighted average per share fair value for options granted during 2002 was $3.81.

24.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following, net of tax:

	December 31,
	2002	2001
Minimum pension liability	$(20,362)	$(22,392)
Cumulative translation adjustment	(4,960)	(10,011)

Total	$(25,322)	$(32,403)

25.    Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following Condensed Combining and Consolidating Financial Statements are required in accordance with Regulation S-X Rule 3-10:

•	statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000, and

•	balance sheets as of December 31, 2002 and 2001.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

for the year ended December 31, 2002

(in thousands)

	Parent		Guarantor		Non-Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$8,906		$12,007	$		$20,913
Accounts receivable, net				38,690		16,684			55,374
Accounts receivable—affiliate		12,573		9,930				(22,503)	—
Inventories, net				68,913		16,994			85,907
Prepaid expenses and other current assets				4,997		225			5,222

Total current assets		12,573		131,436		45,910		(22,503)	167,416

Property plant and equipment, net				188,981		46,141			235,122
Goodwill				331,813					331,813
Investments		601,599		45,792				(647,391)	—
Other assets		11,513		3,246		855			15,614

Total Assets		$625,685		$701,268		$92,906		$(669,894)	$749,965

Liabilities and Stockholders Equity
Current liabilities
Revolver Loan		$55,000	$		$		$		$55,000
Current portion of long-term debt		1,500							1,500
Accounts payable and accrued liabilities		2,546		62,565		27,968			93,079
Accounts payable—affiliate				12,573		9,930		(22,503)	—
Income taxes payable				745		334			1,079

Total current liabilities		59,046		75,883		38,232		(22,503)	150,658

Long-term debt net of current portion:
Term B Loan		148,125							148,125
Senior Subordinated Notes		172,392							172,392
Pension and postretirement liabilities				7,729					7,729
Deferred income taxes				12,106		4,158			16,264
Other liabilities				3,951		1,435			5,386

Total liabilities		379,563		99,669		43,825		(22,503)	500,554

Minority interests						3,289			3,289
Stockholders’ equity		246,122		601,599		45,792		(647,391)	246,122

Total Liabilities and Stockholders’ Equity		$625,685		$701,268		$92,906		$(669,894)	$749,965

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING BALANCE SHEET

for the year ended December 31, 2001

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$		$30	$3,724	$		$3,754
Accounts receivable, net			18,779	16,672			35,451
Accounts receivable—affiliate			129	144			273
Inventories, net			56,956	17,589			74,545
Prepaid expenses and other current assets			3,410	227			3,637

Total current assets		—	79,304	38,356		—	117,660

Property, plant and equipment, net			207,156	47,387			254,543
Goodwill			331,812	50,059			381,871
Investments		555,872	94,576			(650,448)	—
Other assets			3,119	57			3,176
Long-term receivables			4,437	23			4,460
Long-term receivable—intercompany		67,833				(67,833)	—

Total Assets		$623,705	$720,404	$135,882		$(718,281)	$761,710

Liabilities and Owner’s Net Investment
Current liabilities
Accounts payable and accrued liabilities	$		$56,962	$25,636	$		$82,598
Accounts payable—affiliates			24	1,658			1,682
Income taxes payable				619			619

Total current liabilities		—	56,986	27,913		—	84,899

Long-term debt due to affiliates		67,833		6,473			74,306
Long-term debt—intercompany			67,833			(67,833)	—
Pension and postretirement liabilities			23,950				23,950
Deferred income taxes			13,155	1,393			14,548
Other liabilities			2,608	1,247			3,855
Minority interests				4,280			4,280
Owner’s net investment		555,872	555,872	94,576		(650,448)	555,872

Total Liabilities and Owner’s Net Investment		$623,705	$720,404	$135,882		$(718,281)	$761,710

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2002

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$549,736	$154,592	$		$704,328
Cost of products sold, excluding depreciation			449,069	140,190			589,259
Depreciation			46,334	9,529			55,863

Gross profit		—	54,333	4,873		—	59,206

Operating expenses:
Amortization of goodwill							—
Selling and administrative expenses			7,812	2,997			10,809
Management charges			2,075	1,573			3,648
Research and technology expenses			9,620	2,509			12,129
Provision for restructuring and asset impairments							—
Interest expense, net		5,293	1,474	270			7,037
Foreign exchange adjustments			6	68			74
Other expenses, net			496	54			550

Total operating expenses		5,293	21,483	7,471		—	34,247

Income (loss) before taxes and cumulative effect of change in accounting for goodwill		(5,293)	32,850	(2,598)			24,959

Provision for income taxes		1,853	(11,899)	(124)			(10,170)

Equity earnings		18,111	(2,840)			(15,271)	—
Minority interest				(118)			(118)

Income (loss) before cumulative effect of change in accounting for goodwill		14,671	18,111	(2,840)		(15,271)	14,671

Cumulative effect of change in accounting for goodwill		(50,059)		(50,059)		50,059	(50,059)

Net income (loss)		$(35,388)	$18,111	$(52,899)		$34,788	$(35,388)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2001

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$580,629	$165,198	$		$745,827

Cost of products sold, excluding depreciation			500,690	148,027			648,717
Depreciation			45,003	11,465			56,468

Gross profit		—	34,936	5,706		—	40,642

Operating expenses:
Amortization of goodwill			10,771	1,391			12,162
Selling and administrative expenses			6,270	2,788			9,058
Management charges			2,500	1,882			4,382
Research and technology expenses			10,451	2,762			13,213
Provision for restructuring and asset impairments			2,015				2,015
Interest expense, net			8,790	1,643			10,433
Foreign exchange adjustments			12	525			537
Other expenses, net			(30)	182			152

Total operating expenses		—	40,779	11,173		—	51,952

Income (loss) before taxes		—	(5,843)	(5,467)		—	(11,310)

Provision for income taxes			(2,053)	(474)			(2,527)
Equity earnings		(13,579)	(5,683)			19,262	—
Minority interests				258			258

Net income (loss)		$(13,579)	$(13,579)	$(5,683)		$19,262	$(13,579)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2000

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$564,396	$147,461	$		$711,857

Cost of products sold, excluding depreciation			482,052	128,080			610,132
Depreciation			45,317	11,425			56,742

Gross profit		—	37,027	7,956		—	44,983

Operating expenses:
Amortization of goodwill			10,771	1,391			12,162
Selling and administrative expense			6,347	2,745			9,092
Management charges			2,500	1,490			3,990
Research and technology expense			10,150	2,340			12,490
Provision for restructuring and asset impairments				696			696
Interest expense, net			11,814	1,292			13,106
Foreign exchange adjustments			6,794	(21)			6,773
Other (income) expenses, net			(56)	424			368

Total operating expenses		—	48,320	10,357		—	58,677

Income (loss) before taxes			(11,293)	(2,401)			(13,694)

Provision for income taxes			(149)	(820)			(969)

Equity earnings		(14,753)	(3,311)			18,064	—
Minority Interest				(90)			(90)

Net income (loss)		$(14,753)	$(14,753)	$(3,311)		$18,064	$(14,753)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2002

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(35,388)	$18,111	$(52,899)	$34,788	$(35,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		46,334	9,529		55,863
Deferred income taxes		(5,146)	(124)		(5,270)
Equity earnings	(18,111)	2,840		15,271	—
Cumulative effect of a change in accounting	50,059		50,059	(50,059)	50,059
Change in assets and liabilities, net:
Receivables		2,331	(1,516)		815
Inventory		(14,983)	445		(14,538)
Trade payable—affiliate, net		1,249			1,249
Accounts payable and accrued liabilities		(464)	1,165		701
Other, net	2,696	8,936	(1,822)		9,810

Net cash provided by (used in) operating activities	(744)	59,208	4,837	—	63,301

Cash flows from investing activities
Purchases of property, plant and equipment, net		(26,103)	(3,860)		(29,963)
Proceeds from sale of property, plant and equipment		367	366		733

Net cash used in investing activities	—	(25,736)	(3,494)	—	(29,230)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(27,298)	(9,406)		(36,704)
Capital contributions			8,701		8,701
Proceeds from issuance of Senior Subordinated Notes	172,392				172,392
Proceeds from Revolver Loan	55,000				55,000
Proceeds from Term B Loan	150,000				150,000
Repayment of Term B Loan	(375)				(375)
Dividends to Crown and its affiliates	(350,000)		(1,673)		(351,673)
Costs associated with initial public offering and debt financing	(13,700)				(13,700)
Net change in intercompany loans	(12,573)	2,701	9,872		—
Minority dividends paid			(1,367)		(1,367)

Net cash provided by (used in) financing activities	744	(24,597)	6,127	—	(17,726)

Effect of exchange rate changes on cash and cash equivalents			814		814

Net change in cash and cash equivalents	—	8,875	8,284	—	17,159
Cash and cash equivalents at beginning of period		31	3,723		3,754

Cash and cash equivalents at end of period	$—	$8,906	$12,007	$—	$20,913

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2001

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(13,579)	$(13,579)	$(5,683)	$19,262	$(13,579)
Adjustments to reconcile net income/loss to net cash provided by operating activities: Depreciation and amortization		55,774	12,856		68,630
Deferred income taxes		(2,969)	(1,383)		(4,352)
Equity earnings	13,579	5,683		(19,262)	—
Change in assets and liabilities, net
Receivables		30,701	5,944		36,645
Inventory		24,195	6,163		30,358
Trade payables—affiliates, net		(215)	2,687		2,472
Accounts payable and accrued liabilities		(5,298)	6,963		1,665
Other, net		6,747	(2,381)		4,366

Net cash provided by operating activities	—	101,039	25,166	—	126,205

Cash flows from financing activities
Purchases of property, plant and equipment, net		(19,427)	(4,116)		(23,543)
Proceeds from cash surrender value of life insurance		9,499			9,499
Proceeds from sales of property, plant and equipment		56	1,287		1,343

Net cash used in investing activities	—	(9,872)	(2,829)	—	(12,701)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(91,148)	(19,928)		(111,076)
Dividends to Crown affiliates			(926)		(926)
Minority dividends paid			(758)		(758)

Net cash used in financing activities	—	(91,148)	(21,612)	—	(112,760)

Effect of exchange rate changes on cash and cash equivalents			(49)		(49)

Net change in cash and cash equivalents	—	19	676	—	695
Cash and cash equivalents at beginning of period		11	3,048		3,059

Cash and cash equivalents at end of period	$—	$30	$3,724	$—	$3,754

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSTAR INTERNATIONAL, INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2000

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(14,753)	$(14,753)	$(3,311)	$18,064	$(14,753)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization		56,088	12,816		68,904
Deferred income taxes		(101)	(1,775)		(1,876)
Equity earnings	14,753	3,311		(18,064)	—
Change in assets and liabilities, net
Receivables		2,105	(4,227)		(2,122)
Inventory		8,980	(2,924)		6,056
Trade payables—affiliates		141	(1,002)		(861)
Accounts payable and accrued liabilities		(10,670)	(5,679)		(16,349)
Other, net		1,208	2,796		4,004

Net cash provided by (used in) operating activities	—	46,309	(3,306)	—	43,003

Cash flows from investing activities
Capital expenditures		(25,957)	(8,952)		(34,909)
Proceeds from sales of property, plant and equipment		638	494		1,132

Net cash used for investing activities	—	(25,319)	(8,458)	—	(33,777)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(20,989)	13,678		(7,311)
Dividends to Crown affiliates			(1,745)		(1,745)
Minority dividends paid			(888)		(888)

Net cash provided by/(used for) financing activities	—	(20,989)	11,045	—	(9,944)

Effect of exchange rate changes on cash and cash equivalents			(115)		(115)

Net change in cash and cash equivalents	—	1	(834)	—	(833)
Cash and cash equivalents at beginning of period		10	3,882		3,892

Cash and cash equivalents at end of period	$—	$11	$3,048	$—	$3,059

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Quarterly Data (unaudited)

	2002
	First	Second	Third	Fourth
Net sales	$168,148	$193,123	$188,995	$154,062
Gross profit	13,907	19,664	16,606	9,029
Net income (loss) before cumulative effect of change in accounting for goodwill	4,217	7,196	5,650	(2,392)
Cumulative effect of change in accounting for goodwill	(50,059)

Net income (loss)	$(45,842)	$7,196	$5,650	$(2,392)

Per share data:
Net income (loss) before cumulative effect of change in accounting for goodwill	$0.35	$0.60	$0.47	$(0.20)
Cumulative effect of change in accounting for goodwill	(4.17)

Net income (loss)	$(3.82)	$0.60	$0.47	$(0.20)

Weighted average shares outstanding—basic	12,000	12,000	12,000	12,000
Weighted average shares outstanding—diluted	12,000	12,000	12,000	12,007

	2001
	First	Second	Third	Fourth
Net sales	$172,186	$207,280	$201,318	$165,043
Gross profit	7,210	14,904	13,444	5,084
Net loss	(4,872)	(2,144)	(1,416)	(5,147)

Per share data:
Net loss*	$(0.41)	$(0.18)	$(0.12)	$(0.43)

Weighted average shares outstanding—basic and diluted	12,000	12,000	12,000	12,000

*	The total of the quarterly data does not equal the annual results presented in the Combined and Consolidated Statements of Operations as a result of rounding.

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowances deducted from assets to which they apply:

For the Year Ended December 31, 2002
Trade accounts receivable	$335	$660	$(54)	$941
Inventory	385	746	(869)	262

For the Year Ended December 31, 2001
Trade accounts receivable	605	100	(370)	335
Inventory	810	1,504	(1,929)	385

For the Year Ended December 31, 2000
Trade accounts receivable	766	8,417	(8,578)	605
Inventory	906	1,321	(1,417)	810

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement dated March 28, 2003 (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Executive Compensation” and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, Constar reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation, except that the Company’s independent auditors informed management and the audit committee that a material weakness in the Company’s internal controls existed during the year ended December 31, 2002. This condition related to the inefficiency of the Company’s closing process. The Company is hiring additional staff and improving documentation to enhance the closing process.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

(1)	All Financial Statements:

The Financial Statements listed in the Index to Consolidated and Combined Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(2)	Financial Statement Schedule:

The Financial Statement Schedule listed in the Index to Consolidated and Combined Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(3)	Exhibits:

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

1.1

Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

1.2

Underwriting Agreement, dated November 15, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc., the Subsidiary Guarantors and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.1

Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

10.1

Transition Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).†

10.2

Corporate Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.3

Non-Competition Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.4

Technical Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.5

Salt Lake City PET Products Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.6

Newark Component Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.7

Registration Rights Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.8

Research and Development Agreement, dated as of November 20, 2002, between CarnaudMetalbox plc, Crown Cork & Seal Technologies Corporation and Constar, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on November 27, 2002).†

10.9

License and Royalty Sharing Agreement, dated as of November 20, 2002, between Constar International Inc. and Crown Cork & Seal Technologies Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.10

Benefits Allocation Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on November 27, 2002).†

10.11

Voghera PET Preform Supply and Lease of Related Assets Agreement, dated as of November 12, 2002, by and among Crown Cork Italy S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.12

Faba Supply Agreement, dated as of November 12, 2002, by and among Faba Sirma S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.13

Tax Sharing and Indemnification Agreement, dated as of November 20, 2002, by and among Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.14

Philadelphia Lease Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company (PA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.15

Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).†

10.18

Alsip Lease Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Technologies Corporation and Constar, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19

Closures Patent License Agreement between Crown Cork & Seal Technologies Corporation and Constar International UK Limited (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.20

Credit Agreement, dated as of November 20, 2002, among Constar International Inc., the financial institutions referred to therein as Lenders, Citicorp North America, Inc., as administrative agent, JPMorgan Chase Bank, as documentation agent, SunTrust Bank, as co-documentation agent, Deutsche Bank Securities Inc., as syndication agent (“DBSI”), and Salomon Smith Barney Inc., together with DBSI as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.21	Constar International Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.22	Constar International Inc. 2002 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.23	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.24

Employment Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on November 27, 2002).*

10.25

Employment Agreement, dated as of November 20, 2002, by and between Constar International Inc. and James C. Cook (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on November 27, 2002).*

10.26

Employment Agreement, dated as of November 20, 2002, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed on November 27, 2002).*

10.27	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.28	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.29

Collateral Sharing Agreement, dated as of November 20, 2002, among Constar International Inc., the subsidiaries of Constar International Inc. referred to therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.30

Indemnity, Subrogation and Contribution Agreement, dated as of November 20, 2002, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.31

Term B Note, dated November 20, 2002, of Constar International Inc. for the benefit of GE Capital Corporation (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.32

Revolving Note, dated November 20, 2002, of Constar International Inc. for the benefit of Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.33

Guarantee Agreement, dated as of November 20, 2002, among each of the subsidiaries listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.34

Pledge Agreement, dated as of November 20, 2002, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.35

Security Agreement, dated as of November 20, 2002, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.36

Revolving Note, dated November 20, 2002, of Constar International Inc. for the benefit of SunTrust Bank (incorporated by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

21.1	Subsidiaries of Constar International Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

23.1	Consent of PricewaterhouseCoopers LLP.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
†	Confidential treatment granted.

(b)    Reports on Form 8-K

Form 8-K dated November 27, 2002, pursuant to Item 5, including a press release announcing a favorable court ruling for the Company and filing execution copies of certain agreements of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTAR INTERNATIONAL INC.

Dated: March 27, 2003	By:	/S/ JAMES C. COOK
James C. Cook Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2003

/S/ JAMES C. COOK James C. Cook	Executive Vice President, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)	March 27, 2003

/S/ CHARLES F. CASEY Charles F. Casey	Director	March 27, 2003

/S/ JOHN W. CONWAY John W. Conway	Director	March 27, 2003

/S/ WILLIAM G. LITTLE William G. Little	Director	March 27, 2003

/S/ FRANK J. MECHURA Frank J. Mechura	Director	March 27, 2003

/S/ ALAN W. RUTHERFORD Alan W. Rutherford	Director	March 27, 2003

/S/ ANGUS F. SMITH Angus F. Smith	Director	March 27, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael J. Hoffman, President and Chief Executive Officer of Constar International Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Constar International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                                    By:    /S/  MICHAEL J. HOFFMAN

                                                                                                  Michael J. Hoffman

                                                                                                  President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James C. Cook, Executive Vice President, Chief Financial Officer and Secretary of Constar International Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Constar International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ JAMES C. COOK James C. Cook Executive Vice President, Chief Financial Officer and Secretary