Form 10-Q
period 2003-03-31
CONSTAR INTERNATIONAL INC
filed 2003-05-14
CIK 29806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-16496

Constar International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1889304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2003, 12,015,000 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,599	$20,913
Accounts receivable, net	72,105	55,374
Inventories, net (Note 3)	107,934	85,907
Prepaid expenses and other current assets	5,562	5,222

Total current assets	200,200	167,416

Property Plant and Equipment, net	230,376	235,122
Goodwill (Note 4)	331,813	331,813
Other Assets	15,365	15,614

Total Assets	$777,754	$749,965

Liabilities and Stockholders’ Equity
Current Liabilities
Revolver Loan (Note 5)	$50,000	$55,000
Current portion of long-term debt (Note 5)	1,500	1,500
Accounts payable and accrued liabilities	127,772	93,079
Income taxes payable	1,439	1,079

Total current liabilities	180,711	150,658
Long-term Debt net of Current Portion:
Term B Loan (Note 5)	147,750	148,125
Senior Subordinated Notes (Note 5)	172,484	172,392
Pension and Postretirement Liabilities	8,284	7,729
Deferred Income Taxes	15,167	16,264
Other Liabilities	5,705	5,386

Total liabilities	530,101	500,554

Commitments and Contingent Liabilities (Note 10)	—	—
Minority Interests	3,216	3,289
Stockholders’ Equity	244,437	246,122

Total Liabilities and Stockholders’ Equity	$777,754	$749,965

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Net customer sales	$168,433	$166,842
Net affiliate sales	358	1,306

Net sales	168,791	168,148
Cost of products sold, excluding depreciation	142,732	140,661
Depreciation	14,002	13,580

Gross profit	12,057	13,907
Selling and administrative expenses	4,759	2,216
Management charges		996
Research and technology expenses	1,419	2,966
Interest expense, net	8,283	850
Foreign exchange adjustments	47	(70)
Other expenses (income), net	63	(66)

Income (loss) before taxes and cumulative effect of change in accounting for goodwill	(2,514)	7,015
Provision for income taxes	610	(2,711)
Minority interests	73	(87)

Income (loss) before cumulative effect of change in accounting for goodwill	(1,831)	4,217
Cumulative effect of change in accounting for goodwill		(50,059)

Net loss	$(1,831)	$(45,842)

Per common share data:
Basic and diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$(0.15)	$0.35
Cumulative effect of change in accounting for goodwill	—	(4.17)

Net loss	$(0.15)	$(3.82)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities
Net (loss)	$(1,831)	$(45,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,397	13,580
Deferred income taxes	(1,008)	(200)
Cumulative effect of a change in accounting for goodwill		50,059
Change in other assets and liabilities, net	(2,847)	(5,009)

Net cash provided by operating activities	8,711	12,588

Cash flows from investing activities
Purchases of property, plant and equipment, net	(9,648)	(3,570)
Proceeds from sale of property, plant and equipment	20	300

Net cash used in investing activities	(9,628)	(3,270)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(8,646)
Repayment of Term B Loan	(375)
Repayment of Revolver Loan	(5,000)

Net cash used in financing activities	(5,375)	(8,646)

Effect of exchange rate changes on cash and cash equivalents	(22)	(19)

Net change in cash and cash equivalents	(6,314)	653
Cash and cash equivalents at beginning of period	20,913	3,754

Cash and cash equivalents at end of period	$14,599	$4,407

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total

Balance, December 31, 2002		$120	$273,172	$(1,675)	$(25,322)	$(173)	$246,122
Net loss	$(1,831)			(1,831)			(1,831)
Translation adjustments	131				131		131

Comprehensive loss	$(1,700)

Earned compensation on restricted stock						15	15

Balance, March 31, 2003		$120	$273,172	$(3,506)	$(25,191)	$(158)	$244,437

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All dollar amounts in thousands unless otherwise noted)

          1. Statement of Information Furnished

Prior to its initial public offering on November 20, 2002 Constar International Inc. (the “Company” or “Constar”) had operated as a division of Crown Holdings, Inc. (“Crown”).  Therefore, separate financial statements have not historically been prepared for its business. The combined financial statements prior to November 20, 2002 were derived from historical accounting records and are presented as if the operations within each country had been conducted exclusively within a separate subsidiary in that country.  In connection with the initial public offering, Crown transferred ownership of certain of its affiliates to Constar and Constar transferred certain of its affiliates to Crown.  Accordingly, the accompanying financial statements for periods after the transfer of these affiliates have been prepared on a consolidated basis.  The accompanying financial statements for the periods prior to the transfer of ownership of the Crown and Constar affiliates have been prepared on a combined basis. The December 31, 2002 balance sheet was derived from the Company’s annual report on Form 10-K.

The accompanying unaudited interim combined and consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these combined and consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Constar as of March 31, 2003 and December 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002.  These results have been determined on the basis of generally accepted accounting principles.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  The accompanying combined and consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard, which became effective for the Company on January 1, 2003, establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligation is to be recorded at fair value in the period in which it is incurred. Adoption of this standard had no impact on the Company’s results of operations or financial position.

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supercedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003 and did not impact recognition of costs under the Company’s programs outstanding as of December 31, 2002. Adoption of this standard had no impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this interpretation had no impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that a company that controls another entity through interests other than voting interests should consolidate the controlled entity.  FIN 46 will require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation requires immediate consolidation if circumstances warrant such consolidation. Adoption of this interpretation had no impact on the Company’s results of operations or financial position.

          3. Inventories

	March 31, 2003	December 31, 2002

Finished goods	$66,206	$51,812
Raw materials and supplies	41,728	34,095

Total	$107,934	$85,907

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $656 and $262 as of March 31, 2003 and December 31, 2002, respectively.

          4. Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS No. 142 (“FAS 142”), Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter. Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge in its European reporting unit of $50,059 as a cumulative effect of a change in accounting for goodwill as of January 1, 2002.

          5. Debt

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility.  The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum.  The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR minimum.  At March 31, 2003 there was $50.0 million outstanding under the Revolver Loan and $149.3 million outstanding under the Term B Loan, including a current portion of $1.5 million.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. In addition, there is a minimum earnings requirement through March 31, 2003.  The Company was in compliance with all covenants at March 31, 2003.

Senior Subordinated Notes. On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes will be payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering and the Term B Loan, as well as a portion of the initial borrowings under the Revolver Loan were used to repay indebtedness to Crown Holdings, Inc.

Optional Redemption.    The Company may not redeem the Notes prior to December 1, 2007 except as noted below. The Company may redeem the Notes, at its option, in whole at any time or in part from time to time, on and after December 1, 2007, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on December 1 of any year set forth below:

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

Guarantees.   All of the existing and future U.S. subsidiaries of the Company that guarantee the Senior Secured Credit Agreement will guarantee the payment of the principal, premium and interest on the Notes on an unsecured senior subordinated basis.

          6. Restructuring

Activity in the reserve was:

	Lease Costs	Asset Write- down	Severance	Total

Balance at December 31, 2002	$1,214	—	—	$1,214
Provisions
Payments	(147)			(147)

Balance at March 31, 2003	$1,067	—	—	$1,067

The balance in the restructuring reserve at March 31, 2003 represents the excess of expected lease costs over the related sublease income from certain operations closed in 1997.

          7. Stock-Based Compensation

          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not record compensation expense related to its stock option plan for the period ended March 31, 2003 because grants are at 100% of the fair market value on the grant date.

          Under SFAS No. 123 (“FAS 123”) “Accounting for Stock-Based Compensation,” the fair value of stock options is determined using an option-pricing model that takes into account the stock price at the grant date, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. If the fair value based method prescribed in FAS 123 had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net loss
As reported	$(1,831)	$(45,842)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)

Pro forma	$(1,899)	$(45,842)

Basic and diluted loss per share
As reported	$(0.15)	$(3.82)
Pro forma	$(0.16)	$(3.82)

          8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended March 31, 2003 and 2002.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net Income (loss):
Net income (loss) before cumulative effect of a change in accounting for goodwill	$(1,831)	$4,217
Cumulative effect of a change in accounting for goodwill		(50,059)

Net loss	$(1,831)	$(45,842)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000
Basic and diluted earnings (loss) per share:
Net income before cumulative effect of a change in accounting	$(0.15)	$0.35
Cumulative effect of a change in accounting		(4.17)

Net loss	$(0.15)	$(3.82)

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

Basic and diluted EPS are the same for the three months ended March 31, 2003 and March 31, 2002. Common shares contingently issuable upon the exercise of outstanding stock options amounting to 214,665 in the first quarter of 2003 were excluded from the computation of earnings per share because the exercise prices of the then outstanding options were above the average market price for the related period.

          9. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended March 31,

	2003	2002

United States	$129,965	$132,942
United Kingdom	19,093	17,861
Other	19,375	16,039

	$168,433	$166,842

          10. Commitments and Contingencies

For a discussion of the Company’s commitments and contingencies related to legal proceedings, please refer to Part II, Item 1, “Legal Proceedings.”

Certain other contingencies may arise from Constar’s historical relationship with Crown. If Crown is unable to meet its own financial obligations, including obligations to its lenders, pension plan obligations, income taxes, or payments to settle asbestos-related claims, Crown’s creditors may try to bring their claims for payment against Constar. Prior to its initial public offering, the employees of Constar participated in pension plans sponsored by Crown. Crown will retain all liability for the pension benefits previously earned by Constar’s active salaried employees and certain of its former salaried employees, including retirees. Constar retains its obligations for potential income tax audit adjustments with respect to the years it was part of a Crown consolidated tax group for federal, state or foreign tax filings.

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

As of March 31, 2003 there were five letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of $5.2 million.  These letters of credit are being used as guarantees of insurance obligations, lease security guarantees and a payment guarantee to a vendor.

          11. Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued senior subordinated notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries.  The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional.  The following Condensed Combining and Consolidating Financial Statements are required in accordance with Regulation S-X Rule 3-10:

•	statements of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002 and balance sheets as of March 31, 2003 and December 31, 2002.

CONSTAR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
 as of March 31, 2003
(in thousands)

	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		Total Company

Assets
Current assets
Cash and cash equivalents	$			$8,366		$6,233	$		$14,599
Accounts receivable, net				45,793		26,312			72,105
Accounts receivable – affiliate		7,282		13,124				(20,406)	—
Inventories, net				85,553		22,381			107,934
Prepaid expenses and other current assets				4,916		646			5,562

Total current assets		7,282		157,752		55,572		(20,406)	200,200

Property Plant and Equipment, net				186,076		44,300			230,376
Goodwill				331,813					331,813
Investments		605,299		46,040				(651,339)	—
Other Assets		11,117		3,343		905			15,365

Total Assets		$623,698		$725,024		$100,777		$(671,745)	$777,754

Liabilities and Stockholders Equity
Current Liabilities
Revolver Loan		$50,000	$		$		$		$50,000
Current portion of long-term debt		1,500							1,500
Accounts payable and accrued liabilities		7,527		87,963		32,282			127,772
Accounts payable – affiliate				7,282		13,124		(20,406)	—
Income taxes payable				745		694			1,439

Total current liabilities		59,027		95,990		46,100		(20,406)	180,711

Long-term Debt net of Current Portion:
Term B Loan		147,750							147,750
Senior Subordinated Notes		172,484							172,484
Pension and Postretirement Liabilities				8,284					8,284
Deferred Income Taxes				11,106		4,061			15,167
Other Liabilities				4,345		1,360			5,705

Total liabilities		379,261		119,725		51,521		(20,406)	530,101

Minority Interest						3,216			3,216
Stockholders’ Equity		244,437		605,299		46,040		(651,339)	244,437

Total Liabilities and Stockholders’ Equity		$623,698		$725,024		$100,777		$(671,745)	$777,754

CONSTAR INTERNATIONAL INC.
CONDENSED CONSOLIDATING BALANCE SHEET
as of December 31, 2002
(in thousands)

	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		Total Company

Assets
Current Assets
Cash and cash equivalents	$			$8,906		$12,007	$		$20,913
Accounts receivable, net				38,690		16,684			55,374
Accounts receivable - affiliate		12,573		9,930				(22,503)	—
Inventories, net				68,913		16,994			85,907
Prepaid expenses and other current assets				4,997		225			5,222

Total current assets		12,573		131,436		45,910		(22,503)	167,416

Property Plant and Equipment, net				188,981		46,141			235,122
Goodwill				331,813					331,813
Investments		601,599		45,792				(647,391)	—
Other Assets		11,513		3,246		855			15,614

Total Assets		$625,685		$701,268		$92,906		$(669,894)	$749,965

Liabilities and Stockholders Equity
Current liabilities
Revolver Loan		$55,000	$		$		$		$55,000
Current portion of long-term debt		1,500							1,500
Accounts payable and accrued liabilities		2,546		62,565		27,968			93,079
Accounts payable - affiliate				12,573		9,930		(22,503)	—
Income taxes payable				745		334			1,079

Total current liabilities		59,046		75,883		38,232		(22,503)	150,658

Long-term Debt net of Current Portion:
Term B Loan		148,125							148,125
Senior Subordinated Notes		172,392							172,392
Pension and Postretirement Liabilities				7,729					7,729
Deferred Income Taxes				12,106		4,158			16,264
Other Liabilities				3,951		1,435			5,386

Total liabilities		379,563		99,669		43,825		(22,503)	500,554

Minority Interest						3,289			3,289
Stockholders’ Equity		246,122		601,599		45,792		(647,391)	246,122

Total Liabilities and Stockholders’ Equity		$625,685		$701,268		$92,906		$(669,894)	$749,965

CONSTAR INTERNATIONAL INC.
CONDENSED COMBINING STATEMENT OF OPERATIONS
for the three months ended March 31, 2003
(in thousands)

	Parent		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total Company

Net sales	$		$130,323	$38,468	$		$168,791
Cost of products sold, excluding depreciation			108,004	34,728			142,732
Depreciation			11,624	2,378			14,002

Gross profit			10,695	1,362			12,057
Selling and administrative expenses			3,986	773			4,759
Research and technology expenses			1,292	127			1,419
Interest expense, net		8,238		45			8,283
Foreign exchange adjustments			83	(36)			47
Other expenses, net			62	1			63

Income (loss) before taxes		(8,238)	5,272	452			(2,514)
Provision for income taxes		2,883	(1,852)	(421)			610
Equity earnings		3,524	104			(3,628)
Minority interest				73			73

Net income (loss)		$(1,831)	$3,524	$104		$(3,628)	$(1,831)

CONSTAR INTERNATIONAL INC.
CONDENSED COMBINING STATEMENT OF OPERATIONS
for the three months ended March 31, 2002
(in thousands)

	Parent		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Total Company

Net sales	$		$133,640	$34,508	$		$168,148
Cost of products sold, excluding depreciation			109,853	30,808			140,661
Depreciation			10,900	2,680			13,580

Gross profit			12,887	1,020			13,907
Selling and administrative expenses			1,473	743			2,216
Management charges			625	371			996
Research and technology expenses			2,393	573			2,966
Interest expense, net			679	171			850
Foreign exchange adjustments				(70)			(70)
Other expenses, net			15	(81)			(66)

Income (loss) before taxes and cumulative effect of change in accounting			7,702	(687)			7,015
Provision for income taxes			(2,855)	144			(2,711)
Equity earnings		4,217	(630)			(3,587)	—
Minority interest				(87)			(87)

Income (loss) before cumulative effect of change in accounting		4,217	4,217	(630)		(3,587)	4,217
Cumulative effect of change in accounting		(50,059)	(50,059)	(50,059)		100,118	(50,059)

Net income (loss)		$(45,842)	$(45,842)	$(50,689)		$96,531	$(45,842)

CONSTAR INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
for the three months ended March 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company

Cash flows from operating activities
Net income (loss)	$(1,831)	$3,524	$104	$(3,628)	$(1,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	395	11,621	2,381		14,397
Deferred income taxes		(1,000)	(8)		(1,008)
Equity earnings	(3,524)	(104)		3,628	—
Change in assets and liabilities, net:	5,044	1,966	(9,857)		(2,847)

Net cash provided by (used in) operating activities	84	16,007	(7,380)	—	8,711

Cash flows from investing activities
Purchases of property, plant and equipment, net		(8,062)	(1,586)		(9,648)
Proceeds from sale of property, plant and equipment			20		20

Net cash used in investing activities	—	(8,062)	(1,566)	—	(9,628)

Cash flows from financing activities
Net change in long-term balances due to affiliates
Increase (decrease) in Revolver Loan borrowings	(5,000)				(5,000)
Repayment of Term B Loan	(375)				(375)
Net change in Constar intercompany loans	5,291	(8,485)	3,194		—

Net cash provided by (used in) financing activities	(84)	(8,485)	3,194	—	(5,375)

Effect of exchange rate changes on cash and cash equivalents			(22)		(22)

Net change in cash and cash equivalents	—	(540)	(5,774)	—	(6,314)
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$8,366	$6,233	$—	$14,599

CONSTAR INTERNATIONAL INC.
CONDENSED COMBINING STATEMENT OF CASH FLOWS
for the three months ended March 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company

Cash flows from operating activities
Net loss	$(45,842)	$(45,842)	$(50,689)	$96,531	$(45,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		10,900	2,680		13,580
Deferred income taxes			(200)		(200)
Equity earnings	(4,217)	630		3,587
Cumulative effect of a change in accounting	50,059	50,059	50,059	(100,118)	50,059
Change in assets and liabilities, net		(2,475)	(2,534)		(5,009)

Net cash provided by (used in) operating activities	—	13,272	(684)	—	12,588

Cash flows from investing activities
Purchases of property, plant and equipment, net		(2,980)	(590)		(3,570)
Proceeds from sale of property, plant and equipment			300		300

Net cash used in investing activities	—	(2,980)	(290)	—	(3,270)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(10,227)	1,581		(8,646)

Net cash provided by (used in) financing activities	—	(10,227)	1,581	—	(8,646)

Effect of exchange rate changes on cash and cash equivalents			(19)		(19)

Net change in cash and cash equivalents	—	65	588	—	653
Cash and cash equivalents at beginning of period		30	3,724		3,754

Cash and cash equivalents at end of period	$—	$95	$4,312	$—	$4,407

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2003, compared to the corresponding period in 2002 and the changes in financial position and liquidity from December 31, 2002 to March 31, 2003.  The discussion should be read in conjunction with the Combined and Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, along with the Combined and Consolidated Financial Statements and related notes included in and referred to within this report.

Results of Operations

Net Sales

Net sales increased by $0.6 million, or 0.4%, to $168.8 million in the first quarter of 2003 from $168.2 million in the first quarter of 2002.  In the U.S., net sales declined $3.3 million, or 2.5%, to $130.3 million in the first quarter of 2003 from $133.6 million in the first quarter of 2002.  In Europe, net sales increased $3.9 million, or 11.3%, to $38.5 million from $34.6 million in 2002.   Net sales in the U.S. accounted for 77.2% of net sales in the first quarter of 2003 compared to 79.4% of net sales in the first quarter of 2002.

In the U.S., the decrease in net sales in the first quarter of 2003 from the first quarter of 2002 reflects lower shipments of conventional products partially as a result of unseasonably cold weather and price reductions that were mostly granted to certain customers to extend long-term contracts and increase volumes.  The impact of these factors on net sales was partially offset by higher resin prices and increased shipments of custom products.  In Europe, the increase in net sales in the first quarter of 2003 compared to the first quarter of 2002 reflects favorable foreign currency changes, increased shipments of conventional products and the pass-through of higher resin costs, partially offset by pricing reductions.

Gross Profit

Gross profit decreased $1.8 million, or 12.9%, to $12.1 million in the first quarter of 2003 from $13.9 million in the first quarter of 2002, reflecting the decline in conventional volume and the implementation of price reductions, mostly granted to extend long-term contracts and increase volumes.  In addition, the Company experienced an increase in warehousing costs as it built inventory in anticipation of the traditionally busy summer months.

Selling and Administrative Expenses

Selling and administrative expenses increased by $2.6 million, or 118.2%, to $4.8 million in the first quarter of 2003 from $2.2 million in the first quarter of 2002.  The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services.  These management charges were $1.0 million in the first quarter of 2002.  As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expenses

Research and technology expenses decreased $1.6 million, or 53.3%, to $1.4 million in the first quarter of 2003 from $3.0 million in the first quarter of 2002. During the first quarter of 2002, Constar was charged a fee by Crown, its former parent company, for research and technology services.  The fee was approximately equal to 1.8% of net sales.  As of November 20, 2002 this arrangement was discontinued and the Company’s requirements are now being met through new employees, outsourcing with unrelated third-party providers and a research and development agreement with Crown Cork and Seal Technologies Corporation for certain services.

Interest Expense, Net

Interest expense, net increased $7.4 million to $8.3 million in the first quarter of 2003 from $0.9 million in the first quarter of 2002. The increase in interest expense was primarily due to the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering. In addition, the Company’s average interest rate on external borrowings is higher than the average rate that was charged last year on borrowings with Crown.

Foreign Exchange Adjustments

Foreign exchange adjustments were $47 thousand expense in the first quarter of 2003 compared to $70 thousand income in the first quarter of 2002.

Other Expenses (Income), Net

Other expenses (income), net were $0.1 million expense in the first quarter of 2003 compared to $0.1 million income in the first quarter of 2002.  The 2003 amount includes an increase in bad debt expense compared to 2002 and a lower gain on the sale of assets.

Provision for Income Taxes

Provision for income taxes was a $0.6 million benefit in the first quarter of 2003 compared to $2.7 million expense in the first quarter of 2002.  Income (loss) before taxes and cumulative effect of a change in accounting for goodwill was a $2.5 million loss in the first quarter of 2003 compared to $7.0 million of income in the first quarter of 2002.  The establishment in the first quarter of 2003 of a valuation allowance on deferred tax assets in Europe that the Company will more likely than not be unable to fully utilize in future periods contributed to the change in the effective tax rate between the first quarter of 2002 and 2003.

Net Income (Loss)

Net loss was $1.8 million in the first quarter of 2003 compared to $45.8 million loss in the first quarter of 2002.  The 2002 results included a $50.1 million charge for the cumulative effect of a change in accounting for goodwill in accordance with the adoption of FAS 142. Income before the cumulative effect of a change in accounting was $4.2 million in 2002.  Excluding the cumulative effect of a change in accounting for goodwill, the deterioration in income was primarily due to the decline in gross profit and the increase in interest expense.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes (“Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes will be payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering were used to repay indebtedness to Crown.

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”). The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”).  The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum.  The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR minimum.  The Term B Loan will require annual payments of $1.5 million, with a final balloon payment of $139.5 million due on the loan maturity date in November, 2009.  The proceeds of $322.4 million from the Notes sales and the Term B Loan were used to partially repay the Company’s $350 million note that had been issued as a dividend to Crown.  The balance was repaid using borrowings under the Revolver Loan.  As of March 31, 2003, there was $149.3 million outstanding on the Term B Loan and $50.0 million outstanding on the Revolver Loan.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. In addition, there is a minimum earnings requirement through March 31, 2003.  The Company was in compliance with all covenants at March 31, 2003.

Net cash and cash equivalents declined $6.3 million during the first quarter of 2003 primarily due to a $5.0 million reduction in the outstanding balance of the Revolver Loan and a $0.4 million scheduled quarterly payment for the Term B Loan.  In addition, capital expenditures of $9.6 million exceeded cash provided by operating activities by approximately $0.9 million.  The Company’s ratio of total debt to total capitalization fell slightly to 60.0% at March 31, 2003 from 60.2% at December 31, 2002 as the effect of the reduction in debt was partially offset by the net loss for the period.  The Company defines total capitalization as the sum of total debt, minority interests, and stockholder’s equity.

The Company expects to secure financing for future operations from cash flow from operations and from external sources. The Company believes that the net cash provided by operating activities and the cash available under the Revolver Loan described above will be sufficient to finance its activities through 2004.

EBITDA

Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service, deferred income taxes, change in other assets and liabilities and the cumulative effect of a change in accounting. It is also a key financial measure used to determine the Company's compliance with certain financial covenants in its Senior Secured Credit Agreement. The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, minority interests and the cumulative effect of a change in accounting. The Company's definition of EBITDA may not be comparable to EBITDA as defined by other companies. EBITDA declined $1.6 million, or 7.5%, in the first quarter of 2003 to $19.8 million from $21.4 million in the first quarter of 2002.

Cash Flow

The following table shows selected cash flow data.

	Three months ended March 31,		Increase (decrease)

($ in millions)	2003	2002	Amount	%

Net cash provided by operating activities	$8.7	$12.6	$(3.9)	(31.0)
Net cash used for investing activities	9.6	3.3	6.3	190.9
Net cash used for financing activities	5.4	8.6	(3.2)	(37.2)

Net cash provided by operating activities declined $3.9 million, or 31.0%, to $8.7 million in the first quarter of 2003 from $12.6 million in the first quarter of 2002.   Higher interest payments associated with the increase in outstanding debt was a major factor contributing to the decline in cash provided by operating activities.

Net cash used for investing activities increased $6.3 million to $9.6 million in the first quarter of 2003 from $3.3 million in the first quarter of 2002, primarily due to a $6.0 million increase in capital spending.

Net cash used for financing activities was $5.4 million in the first quarter of 2003 reflecting $0.4 million for the scheduled quarterly payment on the Term B Loan and a $5.0 million reduction on the Revolver Loan.  Net cash used for financing activities was $8.6 million in the first quarter of 2002 entirely due to repayments of intercompany borrowings with Crown.

Commitments

Information regarding the Company’s contingent liabilities appears in part I within Item 1 of this report under Note 10 to the accompanying Combined and Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,”  “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements.  These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, continued conversion from metal, glass and other materials for packaging to plastic packaging; increasing demand for packaging requiring our proprietary technologies and know-how; the Company’s ability to protect its existing technologies and to develop new technologies; its ability to control costs; its ability to achieve improved utilization on its equipment; the terms upon which it acquires resin and its ability to reflect those terms in its sales; its debt levels and its ability to obtain financing and service debt; its ability to comply with restrictive covenants contained in the instruments governing its indebtedness; legal and regulatory proceedings and developments; general economic and political conditions; weather conditions; its ability to identify trends in its markets and to offer new solutions that address the changing needs of these markets; its ability to successfully execute its business model and enhance its product mix; its ability to compete successfully against competitors; and the other risks identified from time to time in the Company’s SEC filings.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur and the forecasts included in this quarterly report may not be accurate.  The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, Constar is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 23% of total revenues from sales in foreign currencies during the three months ending March 31, 2003. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date.  During periods of a strengthening dollar, the Company’s US dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer US dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in US dollars will improve. Approximately 2% of total revenues in the first quarter of 2003 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. If required, and where possible, the Company enters into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. During the first quarter of 2003, the Company did not utilize any foreign currency derivatives.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through the changes in the price of resin, Constar’s principal raw material and a major component of cost of products sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but there is little effect on gross profit. In the aggregate, the lag between the effective date of resin price changes and the effective date of price adjustments to its customers under various pass-through mechanisms is approximately equal to the Company’s inventory exposure.

ITEM 4.          CONTROLS AND PROCEDURES

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

In addition, Constar reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.  In connection with the last evaluation, management and its independent auditors agreed that a material weakness in its internal controls existed during the year ended December 31, 2002.  This condition related to the timeliness and efficiency of the Company’s closing process.  The Company is hiring additional staff and improving documentation to enhance the closing process.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation, or CCK Technologies, held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc. alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., is infringing one of its U.S. Oxbar-related patents. Continental PET has for many years held a leading market position in multi-layer PET bottle production because of its control of a proprietary technology for multi-layer injection of preforms. With the recent development by others of alternative multi-layer technologies for production of PET bottles, Constar and other PET bottle manufacturers are now able to offer multi-layer bottles to customers. To the Company’s knowledge, Continental PET is the only producer other than Constar in the United States market with commercial sales of multilayer oxygen-scavenging bottles. CCK Technologies has claimed that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights.  On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies.  Subject to any appeal by Chevron, the decision will allow Constar to pursue the lawsuit that Crown initiated against Continental PET.  On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit.  In an April 2, 2003 ruling, the U.S. District Court in Delaware entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment.  Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved.  The effect of this ruling is to permit the long-stayed patent infringement suit by Constar against Continental PET to proceed.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. The defendants have filed motions for summary judgments that were referred to a Special Master appointed by the court. The Special Master has recommended that those motions be granted in major part and that the defendants be permitted to file a renewed motion for summary judgment as to other types of allegedly infringing containers. On April 4, 2003, the defendants filed a renewed motion for summary judgment with respect to the other types of allegedly infringing containers. A recommendation by the Special Master on that motion is expected in July, 2003.  The plaintiff and several of the defendants have filed objections to the Special Master’s earlier recommendations. The District Court has not yet ruled on the Special Master’s recommendations. In the meantime, the court is going forward with a “bellwether” proceeding with respect to certain containers of certain of the defendants. No Constar containers are included among the bellwether bottles, and the case is stayed as to all parties not included in the bellwether proceeding.

Constar is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in the discovery stage and Constar is aggressively defending against the claims.

Constar is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact the results of operations or financial position of Constar.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K dated March 28, 2003, pursuant to Item 9, contained certifications of our Chief Executive Officer and Chief Financial Officer which accompanied our Form 10-K for the year ended December 31, 2002.

Form 8-K dated March 31, 2003, pursuant to Item 9, contained a slide presentation made to certain of the Company’s investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTAR INTERNATIONAL INC.

Dated: May 14, 2003	By:	/s/ JAMES C. COOK

James C. Cook Executive Vice President, Chief Financial Officer and Secretary (duly authorized officer and principal accounting officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael J. Hoffman, President and Chief Executive Officer of Constar International Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Constar International Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ MICHAEL J. HOFFMAN

Michael J. Hoffman President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James C. Cook, Executive Vice President, Chief Financial Officer and Secretary of Constar International Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-K of Constar International Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ JAMES C. COOK

James C. Cook Executive Vice President, Chief Financial Officer and Secretary