Form 10-Q
period 2003-06-30
CONSTAR INTERNATIONAL INC
filed 2003-08-18
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☐ No☑

As of August 1, 2003, 12,014,741 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,289	$20,913
Accounts receivable, net	85,147	55,374
Inventories, net (Note 3)	99,416	85,907
Prepaid expenses and other current assets	4,739	5,222

Total current assets	196,591	167,416

Property Plant and Equipment, net	233,829	235,122
Goodwill (Note 4)	148,813	331,813
Other Assets	14,969	15,614

Total Assets	$594,202	$749,965

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt (Note 5)	$189,875	$56,500
Accounts payable and accrued liabilities	138,765	93,079
Income taxes payable	2,300	1,079

Total current liabilities	330,940	150,658

Long-term Debt (Note 5)	174,063	320,517
Pension and Post-retirement Liabilities	8,685	7,729
Deferred Income Taxes	12,285	16,264
Other Liabilities	5,286	5,386

Total liabilities	531,259	500,554

Commitments and Contingent Liabilities (Note 10)	—	—
Minority Interests	3,363	3,289
Stockholders’ Equity	59,580	246,122

Total Liabilities and Stockholders’ Equity	$594,202	$749,965

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net customer sales	$202,651	$191,680	$371,084	$358,522
Net affiliate sales	783	1,443	1,141	2,749

Net sales	203,434	193,123	372,225	361,271
Cost of products sold, excluding depreciation	180,894	160,014	323,626	300,675
Depreciation	14,031	13,445	28,033	27,025

Gross profit	8,509	19,664	20,566	33,571
Selling and administrative expenses	5,201	2,606	9,960	4,822
Management charges		990		1,986
Research and technology expenses	1,282	3,404	2,701	6,370
Interest expense	8,877	701	17,312	1,586
Foreign exchange adjustments	(872)	256	(825)	186
Goodwill impairment loss	183,000		183,000
Other expenses (income), net	166	(50)	77	(151)

Income (loss) before taxes and cumulative effect of change in accounting for goodwill	(189,145)	11,757	(191,659)	18,772
Provision for income taxes	2,314	(4,586)	2,924	(7,297)
Minority interests	(147)	25	(74)	(62)

Income (loss) before cumulative effect of change in accounting for goodwill	(186,978)	7,196	(188,809)	11,413
Cumulative effect of change in accounting for goodwill				(50,059)

Net income (loss)	$(186,978)	$7,196	$(188,809)	$(38,646)

Per common share data:
Basic and diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$(15.58)	$0.60	$(15.73)	$0.95
Cumulative effect of change in accounting for goodwill	—	—	—	(4.17)

Net income (loss)	$(15.58)	$0.60	$(15.73)	$(3.22)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(188,809)	$(38,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	183,000
Depreciation and amortization	28,860	27,025
Provision for doubtful accounts	465	150
Deferred income taxes	(4,081)	(262)
Cumulative effect of a change in accounting for goodwill		50,059
Change in other assets and liabilities, net	5,040	(2,285)

Net cash provided by operating activities	24,475	36,041

Cash flows from investing activities
Purchases of property, plant and equipment, net	(25,169)	(7,385)
Proceeds from sale of property, plant and equipment	148	1,155

Net cash used in investing activities	(25,021)	(6,230)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(30,330)
Proceeds from debt	1,502
Repayment of Term B Loan	(750)
Repayment of Revolver Loan	(14,000)

Net cash used in financing activities	(13,248)	(30,330)

Effect of exchange rate changes on cash and cash equivalents	170	76

Net change in cash and cash equivalents	(13,624)	(443)
Cash and cash equivalents at beginning of period	20,913	3,754

Cash and cash equivalents at end of period	$7,289	$3,311

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Compre- hensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Unearned Compen- sation	Total
Balance, December 31, 2002		$120	$273,172	$(1,675)	$(25,322)	$(173)	$246,122
Net loss	$(1,831)			(1,831)			(1,831)
Translation adjustments	131				131		131

Comprehensive loss	$(1,700)

Earned compensation on restricted stock						15	15

Balance, March 31, 2003		$120	$273,172	$(3,506)	$(25,191)	$(158)	$244,437

Net loss	$(186,978)			(186,978)			(186,978)
Translation adjustments	2,106				2,106		2,106

Comprehensive loss	$(184,872)

Earned compensation on restricted stock						15	15

Balance, June 30, 2003		$120	$273,172	$(190,484)	$(23,085)	$(143)	$59,580

Notes to Combined and Consolidated Financial Statements

(Unaudited)

(All dollar amounts in thousands unless otherwise noted)

1. Statement of Information Furnished

Prior to its initial public offering on November 20, 2002 Constar International Inc. (the “Company” or “Constar”) had operated as a division of Crown Holdings, Inc. (“Crown”). Therefore, separate financial statements have not historically been prepared for its business. The combined financial statements prior to November 20, 2002 were derived from historical accounting records and are presented as if the operations within each country had been conducted exclusively within a separate subsidiary in that country. In connection with the initial public offering, Crown transferred ownership of certain of its affiliates to Constar, and Constar transferred certain of its affiliates to Crown. Accordingly, the accompanying financial statements for periods after the transfer of these affiliates have been prepared on a consolidated basis. The accompanying financial statements for the periods prior to the transfer of ownership of the Crown and Constar affiliates have been prepared on a combined basis.

The accompanying unaudited interim combined and consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these combined and consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying combined and consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supersedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003 and did not impact recognition of costs under the Company’s programs outstanding as of December 31, 2002.

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

In April 2003, the FASB issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard had no impact on the Company’s results of operations or financial position.

3. Inventories

	June 30,	December 31,
	2003	2002
Finished goods	$64,240	$53,346
Raw materials and supplies	35,176	32,561

Total	$99,416	$85,907

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,097 and $262 as of June 30, 2003 and December 31, 2002, respectively.

4. Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter. Under FAS 142, goodwill is deemed to be potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge in its European reporting unit of $50,059 as a cumulative effect of a change in accounting principle as of January 1, 2002. Since the initial public offering, the Company has had one reporting unit.

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company has determined that a goodwill impairment exists as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. Upon completion of the full assessment, an adjustment to this estimate may be made during the third quarter of 2003.

5. Debt

A summary of short-term and long-term debt follows:

	June 30,	December 31,
	2003	2002
SHORT-TERM
Term B Loan	$148,875	$1,500
Revolver Loan	41,000	55,000

Total	$189,875	$56,500

LONG-TERM
Senior Subordinated Notes	$172,551	$172,392
Term B Loan		148,125
Other	1,512

Total	$174,063	$320,517

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR minimum. At June 30, 2003 there was $41.0 million outstanding under the Revolver Loan, $148.9 million outstanding under the Term B Loan and $5.5 million outstanding under letters of credit.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. As a result of the Company’s Adjusted EBITDA in the second quarter of 2003, the Company would not have been in compliance with the Total Leverage ratio covenant of the Senior Secured Credit Agreement at June 30, 2003. The Company’s definition of Adjusted EBITDA and reconciliations of Adjusted EBITDA to net income (loss) are included under the heading “Adjusted EBITDA” in management’s discussion of the Company’s results of operations for the second quarter and the six months ended June 30, 2003. On July 28, 2003, in consideration for the payment of a fee of $0.3 million, the Company obtained an amendment from its Senior Secured Credit Agreement lenders with respect to compliance with the Total Leverage ratio and the Senior Leverage ratio as of June 30, 2003. The Company is in compliance with both revised ratios as of June 30, 2003.

Although the Company has received an amendment for the second quarter, the Company believes it is unlikely to be in compliance with all of the covenants of the Senior Secured Credit Agreement at September 30, 2003 or thereafter and as a result, has classified its Term B Loan as a current liability at June 30, 2003.

The Company is currently engaged in discussions with lending institutions to evaluate financing alternatives including the refinancing of debt and the amendment of loan covenants. There can be no assurance that the Company will be successful in these efforts or that any refinancing will provide a long-term solution to the Company’s compliance with its loan covenants. In addition, any refinancing may be costly and on terms that could adversely affect the Company’s future financial condition. Should the Company be unable to obtain the required refinancing and/or amend its loan covenants, the Company will pursue other alternatives to maintain compliance with its debt covenants, including but not limited to selling assets and obtaining financing from new lenders. If the Company is unsuccessful in these efforts and defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause an event of default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement. In addition the Company is already in the process of taking significant steps to improve its financial performance, including the initiation of a program to become the lowest cost producer of PET packaging with the best quality and service; the installation of a forecasting system to provide better analytical tools and accountability reporting; and organizational changes to strengthen the Company’s sales force.

Senior Subordinated Notes.    On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering and the Term B Loan, as well as a portion of the initial borrowings under the Revolver Loan were used to repay indebtedness to Crown Holdings, Inc.

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

6. Restructuring

Activity in the reserve was:

	Lease Costs	Asset Write- down	Severance	Total
Balance at December 31, 2002	$1,214	—	—	$1,214
Provisions
Payments	(335)			(335)

Balance at June 30, 2003	$879	—	—	$879

The balance in the restructuring reserve at June 30, 2003 represents the excess of expected lease costs over the related sublease income from certain operations closed in 1997.

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

The Company did not record compensation expense related to its stock option plan for the period ended June 30, 2003 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net income (loss) and basic and diluted net income (loss) per share would have changed as summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)
As reported	$(186,978)	$7,196	$(188,809)	$(38,646)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10		20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)		(109)

Pro forma	$(187,022)	$7,196	$(188,898)	$(38,646)

Basic and diluted income ( loss) per share
As reported	$(15.58)	$0.60	$(15.73)	$(3.22)
Pro forma	$(15.59)	$0.60	$(15.74)	$(3.22)

8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss):
Net income (loss) before cumulative effect of a change in accounting for goodwill	$(186,978)	$7,196	$(188,809)	$11,413
Cumulative effect of a change in accounting for goodwill				(50,059)

Net income (loss)	$(186,978)	$7,196	$(188,809)	$(38,646)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000
Basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of a change in accounting	$(15.58)	$0.60	$(15.73)	$0.95
Cumulative effect of a change in accounting				(4.17)

Net income (loss)	$(15.58)	$0.60	$(15.73)	$(3.22)

Basic EPS excludes all potentially dilutive securities and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Basic and diluted EPS are the same for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 214,665 and restricted shares outstanding amounted to 15,000 for the three months and six months ended June 30, 2003. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

9. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
United States	$149,445	$148,948	$279,410	$281,890
United Kingdom	27,486	22,386	46,579	40,247
Other	25,720	20,346	45,095	36,385

	$202,651	$191,680	$371,084	$358,522

10.    Commitments and Contingencies

For a discussion of the Company’s commitments and contingencies related to legal proceedings, please refer to Part II, Item 1, “Legal Proceedings.”

Certain contingencies may arise from Constar’s historical relationship with Crown. If Crown is unable to meet its own financial obligations, including obligations to its lenders, pension plan obligations, income taxes, or payments to settle asbestos-related claims, Crown’s creditors may try to bring their claims for payment against Constar. Prior to its initial public offering, the employees of Constar participated in pension plans sponsored by Crown. Crown has retained all liability for the pension benefits previously earned by Constar’s active salaried employees and certain of its former salaried employees, including retirees. Constar has retained its obligations for potential income tax audit adjustments with respect to the years it was part of a Crown consolidated tax group for federal, state or foreign tax filings.

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

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility, but it also appears to extend from an upgradient neighboring property. Constar has recorded a liability of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

As of June 30, 2003 there were seven letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of $5.5 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

11.    Subsequent Event

On August 5, 2003, the Company granted restricted stock to its officers as follows:

•	Michael Hoffman, 120,000 shares;

•	James Cook, 80,000 shares;

•	James Bolton, 50,000 shares;

•	Donald Deubel, 30,000 shares;

•	Frank Gregory, 30,000 shares;

•	Jerry Hatfield, 15,000 shares;

•	David Waksman, 10,000 shares.

20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves price targets of $7.00, $12.00 and $15.00, then 25%, 55% and 100% of the shares, respectively, would immediately vest. Seven years after the grant date, any unvested shares will vest.

12.    Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following Condensed Combining and Consolidating Financial Statements are required in accordance with Regulation S-X Rule 3-10:

•	balance sheets as of June 30, 2003 and December 31, 2002.

•	statements of operations for the three months ended June 30, 2003 and June 30, 2002; and

•	statements of operations and cash flows for the six months ended June 30, 2003 and June 30, 2002.

Constar International Inc.

Condensed Consolidating Balance Sheet

as of June 30, 2003

(in thousands)

	Parent		Guarantor		Non-Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$3,218		$4,071	$		$7,289
Accounts receivable, net				45,932		39,215			85,147
Accounts receivable – affiliate				18,523				(18,523)	—
Inventories, net				79,465		19,951			99,416
Prepaid expenses and other current assets				4,137		602			4,739

Total current assets		—		151,275		63,839		(18,523)	196,591

Property Plant and Equipment, net				188,723		45,106			233,829
Goodwill				148,813					148,813
Investments		426,796		49,536				(476,332)	—
Other Assets		10,690		3,243		1,036			14,969

Total Assets		$437,486		$541,590		$109,981		$(494,855)	$594,202

Liabilities and Stockholders Equity
Current Liabilities
Short-term debt		$189,875	$		$		$		$189,875
Accounts payable and accrued liabilities		2,062		93,168		43,535			138,765
Accounts payable – affiliate		13,418				5,105		(18,523)	—
Income taxes payable				1,095		1,205			2,300

Total current liabilities		205,355		94,263		49,845		(18,523)	330,940

Long-term Debt		172,551				1,512			174,063
Pension and Post-retirement Liabilities				8,685					8,685
Deferred Income Taxes				8,037		4,248			12,285
Other Liabilities				3,809		1,477			5,286

Total liabilities		377,906		114,794		57,082		(18,523)	531,259

Minority Interest						3,363			3,363
Stockholders’ Equity		59,580		426,796		49,536		(476,332)	59,580

Total Liabilities and Stockholders’ Equity		$437,486		$541,590		$109,981		$(494,855)	$594,202

Constar International Inc.

Condensed Consolidating Balance Sheet

as of December 31, 2002

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current Assets
Cash and cash equivalents	$			$8,906		$12,007	$		$20,913
Accounts receivable, net				38,690		16,684			55,374
Accounts receivable — affiliate		12,573		9,930				(22,503)	—
Inventories, net				68,913		16,994			85,907
Prepaid expenses and other current assets				4,997		225			5,222

Total current assets		12,573		131,436		45,910		(22,503)	167,416

Property Plant and Equipment, net				188,981		46,141			235,122
Goodwill				331,813					331,813
Investments		601,599		45,792				(647,391)
Other Assets		11,513		3,246		855			15,614

Total Assets		$625,685		$701,268		$92,906		$(669,894)	$749,965

Liabilities and Stockholders Equity
Current liabilities
Short-term debt		$56,500	$		$		$		$56,500
Accounts payable and accrued liabilities		2,546		62,565		27,968			93,079
Accounts payable — affiliate				12,573		9,930		(22,503)	—
Income taxes payable				745		334			1,079

Total current liabilities		59,046		75,883		38,232		(22,503)	150,658

Long-term Debt		320,517							320,517
Pension and Post-retirement Liabilities				7,729					7,729
Deferred Income Taxes				12,106		4,158			16,264
Other Liabilities				3,951		1,435			5,386

Total liabilities		379,563		99,669		43,825		(22,503)	500,554

Minority Interest						3,289			3,289
Stockholders’ Equity		246,122		601,599		45,792		(647,391)	246,122

Total Liabilities and Stockholders’ Equity		$625,685		$701,268		$92,906		$(669,894)	$749,965

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$150,228	$53,206	$		$203,434
Cost of products sold, excluding depreciation			132,859	48,035			180,894
Depreciation			11,625	2,406			14,031

Gross profit			5,744	2,765			8,509
Selling and administrative expenses			4,387	814			5,201
Research and technology expenses			1,144	138			1,282
Interest expense		8,670		207			8,877
Foreign exchange adjustments			(435)	(437)			(872)
Goodwill impairment loss			183,000				183,000
Other expenses, net			268	(102)			166

Income (loss) before taxes		(8,670)	(182,620)	2,145			(189,145)
Provision for income taxes		3,035	(127)	(594)			2,314
Equity earnings		(181,343)	1,404			179,939	—
Minority interest				(147)			(147)

Net income (loss)		$(186,978)	$(181,343)	$1,404		$179,939	$(186,978)

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$149,440	$43,683	$		$193,123
Cost of products sold, excluding depreciation			120,781	39,233			160,014
Depreciation			11,176	2,269			13,445

Gross profit			17,483	2,181			19,664
Selling and administrative expenses			1,877	729			2,606
Management charges			625	365			990
Research and technology expenses			2,681	723			3,404
Interest expense			487	214			701
Foreign exchange adjustments			7	249			256
Other expenses, net			35	(85)			(50)

Income (loss) before taxes			11,771	(14)			11,757
Provision for income taxes			(4,346)	(240)			(4,586)
Equity earnings		7,196	(229)			(6,967)	—
Minority interest				25			25

Net income (loss)		$7,196	$7,196	$(229)		$(6,967)	$7,196

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$280,551	$91,674	$		$372,225
Cost of products sold, excluding depreciation			240,862	82,764			323,626
Depreciation			23,249	4,784			28,033

Gross profit			16,440	4,126			20,566
Selling and administrative expenses			8,373	1,587			9,960
Research and technology expenses			2,437	264			2,701
Interest expense		16,907		405			17,312
Foreign exchange adjustments			(353)	(472)			(825)
Goodwill impairment loss			183,000				183,000
Other expenses, net			330	(253)			77

Income (loss) before taxes		(16,907)	(177,347)	2,595			(191,659)
Provision for income taxes		5,917	(1,978)	(1,015)			2,924
Equity earnings		(177,819)	1,506			176,313	—
Minority interest				(74)			(74)

Net income (loss)		$(188,809)	$(177,819)	$1,506		$176,313	$(188,809)

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$283,080	$78,191	$		$361,271
Cost of products sold, excluding depreciation			230,634	70,041			300,675
Depreciation			22,076	4,949			27,025

Gross profit			30,370	3,201			33,571
Selling and administrative expenses			3,350	1,472			4,822
Management charges			1,250	736			1,986
Research and technology expenses			5,074	1,296			6,370
Interest expense			1,284	302			1,586
Foreign exchange adjustments			7	179			186
Other expenses, net			(68)	(83)			(151)

Income (loss) before taxes and cumulative effect of change in accounting			19,473	(701)			18,772
Provision for income taxes			(7,201)	(96)			(7,297)
Equity earnings		11,413	(859)			(10,554)	—
Minority interest				(62)			(62)

Income (loss) before cumulative effect of change in accounting		11,413	11,413	(859)		(10,554)	11,413
Cumulative effect of change in accounting		(50,059)	(50,059)	(50,059)		100,118	(50,059)

Net income (loss)		$(38,646)	$(38,646)	$(50,918)		$89,564	$(38,646)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(188,809)	$(177,819)	$1,506	$176,313	$(188,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	822	23,249	4,789		28,860
Provision for doubtful accounts		433	32		465
Deferred income taxes		(4,069)	(12)		(4,081)
Equity earnings	177,819	(1,506)		(176,313)	—
Change in assets and liabilities, net:	(1,073)	14,055	(7,942)		5,040

Net cash provided by (used in) operating activities	(11,241)	37,343	(1,627)	—	24,475

Cash flows from investing activities
Purchases of property, plant and equipment, net		(22,274)	(2,895)		(25,169)
Proceeds from sale of property, plant and equipment		38	110		148

Net cash used in investing activities		(22,236)	(2,785)		(25,021)

Cash flows from financing activities
Proceeds from debt			1,502		1,502
Repayment of Term B Loan	(750)				(750)
Repayment of Revolver Loan	(14,000)				(14,000)
Net change in Constar intercompany loans	25,991	(20,795)	(5,196)		—

Net cash provided by (used in) financing activities	11,241	(20,795)	(3,694)		(13,248)

Effect of exchange rate changes on cash and cash equivalents			170		170

Net change in cash and cash equivalents	—	(5,688)	(7,936)	—	(13,624)
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$3,218	$4,071	$—	$7,289

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(38,646)	$(38,646)	$(50,918)	$89,564	$(38,646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		22,076	4,949		27,025
Provision for doubtful accounts		150			150
Deferred income taxes			(262)		(262)
Equity earnings	38,646	50,918		(89,564)	—
Cumulative effect of a change in accounting			50,059		50,059
Change in assets and liabilities, net		3,673	(5,958)		(2,285)

Net cash provided by (used in) operating activities	—	38,171	(2,130)	—	36,041

Cash flows from investing activities
Purchases of property, plant and equipment, net		(5,507)	(1,878)		(7,385)
Proceeds from sale of property, plant and equipment			1,155		1,155

Net cash used in investing activities		(5,507)	(723)		(6,230)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(32,385)	2,055		(30,330)

Net cash provided by (used in) financing activities		(32,385)	2,055		(30,330)

Effect of exchange rate changes on cash and cash equivalents			76		76

Net change in cash and cash equivalents	—	279	(722)	—	(443)
Cash and cash equivalents at beginning of period		30	3,724		3,754

Cash and cash equivalents at end of period	$—	$309	$3,002	$—	$3,311

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion presents management’s analysis of the results of operations for the three months and six months ended June 30, 2003, compared to the corresponding periods in 2002 and the changes in financial position and liquidity from December 31, 2002 to June 30, 2003. The discussion should be read in conjunction with the Combined and Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, along with the Combined and Consolidated Financial Statements and related notes included in and referred to within this report.

Results of Operations

Second Quarter

Net Sales

Net sales increased by $10.3 million, or 5.3%, to $203.4 million in the second quarter of 2003 from $193.1 million in the second quarter of 2002. In the U.S., net sales increased $0.8 million, or 0.5%, to $150.2 million in the second quarter of 2003 from $149.4 million in the second quarter of 2002. In Europe, net sales increased $9.5 million, or 21.7%, to $53.2 million in the second quarter of 2003 from $43.7 million in the second quarter of 2002. Net sales in the U.S. accounted for 73.8% of net sales in the second quarter of 2003 compared to 77.4% of net sales in the second quarter of 2002.

In the U.S., the increase in net sales in the second quarter of 2003 from the second quarter of 2002 reflects the pass-through of higher resin prices to customers and increased sales of custom products, largely offset by lower shipments of conventional products and price concessions that were given in exchange for additional volume and contract extensions. A significant factor contributing to the decline in conventional product sales was the unfavorable weather conditions in many of the domestic geographical markets served by the Company.

In Europe, the increase in net sales in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to the strengthening of foreign currencies against the U.S. dollar. The favorable impact of higher preform sales was partly offset by lower sales of carbonated soft drink bottles.

Gross Profit

Gross profit decreased $11.2 million, or 56.9%, to $8.5 million in the second quarter of 2003 from $19.7 million in the second quarter of 2002. Contributing to the decline in gross profit was the decline in domestic conventional sales volume, a shift to smaller less profitable bottles and higher inventory levels which produced an increase in warehousing and product handling costs. In addition, gross profit was adversely affected by an unfavorable shift in conventional product mix and the implementation of price reductions to extend long-term customer contracts, increase volume and meet competitor’s pricing. Gross profit was also adversely affected by an increase in the Company’s group, property and casualty insurance costs.

Selling and Administrative Expenses

Selling and administrative expenses increased by $2.6 million, or 100.0% to $5.2 million in the second quarter of 2003 from $2.6 million in the second quarter of 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services. These management charges were $1.0 million in the second quarter of 2002. As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expense

Research and technology expense decreased $2.1 million, or 61.8%, to $1.3 million in the second quarter of 2003 from $3.4 million in the second quarter of 2002. During the second quarter of 2002, Constar was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. As of November 20, 2002 this arrangement was discontinued and the Company’s requirements are now being met through new employees, outsourcing with unrelated third-party providers and a research and development agreement with Crown, Cork and Seal Technologies Corporation for certain services.

Interest Expense

Interest expense increased $8.2 million to $8.9 million in the second quarter of 2003 from $0.7 million in the second quarter of 2002. The increase in interest expense was primarily due to the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering.

Foreign Exchange Adjustments

Foreign exchange adjustments were $0.9 million income in the second quarter of 2003 compared to $0.3 million expense in the second quarter of 2002. The change between 2002 and 2003 was primarily related to the impact of the weaker dollar in the second quarter of 2003 compared to the second quarter of 2002.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company has determined that a goodwill impairment exists as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. Upon completion of the full assessment, an adjustment to this estimate may be made during the third quarter of 2003.

Other Expenses (Income), Net

Other expenses (income), net were $0.2 million expense in the second quarter of 2003 compared to $0.1 million income in the second quarter of 2002. Higher bad debt expense compared to 2002 was partly offset by a gain on the sale of assets and higher interest income were the primary factors contributing to the change.

Provision for Income Taxes

Provision for income taxes was a $2.3 million benefit in the second quarter of 2003 compared to $4.6 million expense in the second quarter of 2002. Income (loss) before taxes was a $189.1 million loss in the second quarter of 2003 compared to $11.8 million of income in the second quarter of 2002. The effective tax rate was 1.2% in the second quarter of 2003 compared to 39.0% in the second quarter of 2002 due to the effect of the goodwill impairment loss not being deductible.

Net Income (Loss)

Net loss was $186.9 million in the second quarter of 2003 compared to net income of $7.2 million in the second quarter of 2002. The goodwill impairment loss, the decline in gross profit and the increase in interest expense were the primary factors contributing to the deterioration in net income (loss).

Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting for goodwill. The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain noncash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined $192.2 million in the second quarter of 2003 to $(166.3) million from $25.9 million in the second quarter of 2002. After giving effect to the noncash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA would have declined 32.0% to $17.6 million. The noncash accruals consist primarily of $183.0 million of goodwill impairment.

Reconciliation of Adjusted EBITDA to Net income (loss) (In Millions)	Three Months Ended June 30,
	2003	2002
Net income (loss)	$(186.9)	$7.2
Add back:
Interest expense	8.9	0.7
Taxes	(2.3)	4.6
Depreciation	14.0	13.4

EBITDA	$(166.3)	$25.9
Adjustments under Senior Secured Credit Agreement	183.9

Adjusted EBITDA under the Senior Secured Credit Agreement	$17.6	$25.9

Six Months

Net Sales

Net sales increased by $10.9 million, or 3.0%, to $372.2 million in the first six months of 2003 from $361.3 million in the first six months of 2002. In the U.S., net sales decreased $2.5 million, or 0.9%, to $280.6 million in the first six months of 2003 from $283.1 million in the first six months of 2002. In Europe, net sales increased $13.4 million, or 17.1%, to $91.6 million in the first six months of 2003 from $78.2 million in the first six months of 2002. Net sales in the U.S. accounted for 75.4% of net sales in the first six months of 2003 compared to 78.4% of net sales in the first six months of 2002.

In the U.S., the decrease in net sales in the first six months of 2003 from the first six months of 2002 was due to lower shipments of conventional products and competitive pricing conditions, partly offset by increased sales of custom products and the contractual pass-through to customers of higher resin prices. In addition, unfavorable weather conditions in the first six months of 2003 compared to the same period in 2002 exacerbated the lower domestic demand for the Company’s conventional products.

In Europe, the increase in net sales in the first six months of 2003 compared to the second quarter of 2002 was primarily due to the strengthening of foreign currencies against the U.S. dollar. Shipments of preforms in 2003 were higher than in 2002 while shipments of carbonated soft drink bottles declined from prior-year levels.

Gross Profit

Gross profit decreased $13.0 million, or 38.7%, to $20.6 million in the first six months of 2003 from $33.6 million in the first six months of 2002. Contributing to the decline in gross profit was the decline in domestic conventional sales volume, a shift to smaller less profitable bottles and higher inventory levels which produced an increase in warehousing and product handling costs. In addition, gross profit was adversely affected by an unfavorable shift in conventional product mix and the implementation of price reductions to extend long-term customer contracts, increase volume and meet competitor’s pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $5.2 million, or 108.3%, to $10.0 million in the first six months of 2003 from $4.8 million in the first six months of 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services. These management charges were $2.0 million in the first six months of 2002. As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expense

Research and technology expense decreased $3.7 million, or 57.8%, to $2.7 million in the first six months of 2003 from $6.4 million in the first six months of 2002. During the first six months of 2002, Constar was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. As of November 20, 2002 this arrangement was discontinued and the Company’s requirements are now being met through new employees, outsourcing with unrelated third-party providers and a research and development agreement with Crown, Cork and Seal Technologies Corporation for certain services.

Interest Expense

Interest expense increased $15.7 million to $17.3 million in the first six months of 2003 from $1.6 million in the first six months of 2002. The increase in interest expense reflected the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering.

Foreign Exchange Adjustments

Foreign exchange adjustments were $0.9 million income in the first six months of 2002 compared to $0.3 million expense in the first six months of 2002. The change reflected the impact of the weaker dollar in the first six months of 2003 compared to the first six months of 2002.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company has determined that a goodwill impairment exists as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. Upon completion of the full assessment, an adjustment to this estimate may be made during the third quarter of 2003.

Other Expenses (Income), Net

Other expenses (income), net were $0.1 million expense in the first six months of 2003 compared to $0.2 million income in the first six months of 2002. Higher bad debt expense in 2003 compared to 2002, partly offset by higher interest income, were the primary factors contributing to the change.

Provision for Income Taxes

Provision for income taxes was a $2.9 million benefit in the first six months of 2003 compared to $7.3 million expense in the first six months of 2002. Income (loss) before taxes was a $191.7 million loss in the first six months of 2003 compared to $18.8 million of income in the first six months of 2002. The effective tax rate was 1.5% in the first six months of 2003 compared to 38.8% in the first six months of 2002 due to the effect of the goodwill impairment loss not being deductible.

Net Income (Loss)

Net loss was $188.8 million in the first six months of 2003 compared to a net loss of $38.6 million in the first six months of 2002. The deterioration in net income (loss) in the first six months of 2003 compared to the first six months of 2002 was primarily due to the goodwill impairment loss, the decline in gross profit and higher interest expense.

Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting for goodwill. The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain noncash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined $193.8 million in the first six months of 2003 to $(146.4) million from $47.4 million in the first six months of 2002. After giving effect to the noncash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA would have declined 19.8% to $38.0 million. The noncash accruals consist primarily of $183.0 million of goodwill impairment.

Reconciliation of Adjusted EBITDA to Net loss (In Millions)	Six Months Ended June 30,
	2003	2002
Net loss	$(188.8)	$(38.6)
Add back:
Interest expense	17.3	1.6
Taxes	(2.9)	7.3
Depreciation	28.0	27.0
Cumulative effect of change in accounting for goodwill		50.1

EBITDA	$(146.4)	$47.4
Adjustments under Senior Secured Credit Agreement	184.4

Adjusted EBITDA under the Senior Secured Credit Agreement	$38.0	$47.4

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes (“Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering were used to repay indebtedness to Crown.

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan carries interest of LIBOR plus 350 basis points with a 200 basis point LIBOR minimum. The Term B Loan will require annual payments of $1.5 million, with a final balloon payment of $139.5 million due on the loan maturity date in November 2009. The proceeds of $322.4 million from the Notes sales and the Term B Loan were used to partially repay the Company’s $350 million note that had been issued as a dividend to Crown. The balance was repaid using borrowings under the Revolver Loan. As of June 30, 2003, there was $148.9 million outstanding on the Term B Loan, $41.0 million outstanding on the Revolver Loan and $5.5 million outstanding under letters of credit.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditure limits. As a result of the Company’s adjusted EBITDA in the second quarter of 2003, the Company would not have been in compliance with the Total Leverage ratio covenant of the Senior Secured Credit Agreement at June 30, 2003. On July 28, 2003, in consideration for the payment of a fee of $0.3 million, the Company obtained an amendment from its Senior Secured Credit Agreement lenders with respect to compliance with the Total Leverage ratio and Senior

Leverage ratio at June 30, 2003. The Company is in compliance with both revised ratios as of June 30, 2003.

Although the Company has received an amendment for the second quarter, the Company believes it is unlikely to be in compliance with all of the covenants of the Senior Secured Credit Agreement at September 30, 2003 or thereafter and as a result, has classified its Term B Loan as a current liability at June 30, 2003.

The Company is currently engaged in discussions with lending institutions to evaluate financing alternatives including the refinancing of debt and the amendment of loan covenants. There can be no assurance that the Company will be successful in these efforts or that any refinancing will provide a long-term solution to the Company’s compliance with its loan covenants. In addition, any refinancing may be costly and on terms that could adversely affect the Company’s future financial condition. Should the Company be unable to obtain the required refinancing and/or amend its loan covenants, the Company will pursue other alternatives to maintain compliance with its debt covenants, including but not limited to selling assets and obtaining financing from new lenders. If the Company is unsuccessful in these efforts and defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause an event of default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collaterize outstanding letters of credit under the Senior Secured Credit Agreements. In addition the Company is already in the process of taking significant steps to improve its financial performance, including the initiation of a program to become the lowest cost producer of PET packaging with the best quality and service; the installation of a forecasting system to provide better analytical tools and accountability reporting; and organizational changes to strengthen the Company’s sales force.

Net cash and cash equivalents declined $13.6 million during the first six months of 2003 primarily due to a $14.0 million reduction in the outstanding balance of the Revolver Loan and $0.8 million of scheduled quarterly payments for the Term B Loan. Net cash provided by operating activities of $24.3 million was slightly less than the Company’s capital expenditures requirements of $24.9 million. The Company’s ratio of total debt to total capitalization fell slightly to 59.7% at June 30, 2003 from 60.2% at December 31, 2002 due to the reduction in total debt. The Company defines total capitalization as the sum of total debt, minority interests, and stockholder’s equity.

As discussed above, the Company is in the process of evaluating financing alternatives and, assuming the Company is successful in obtaining financing or amendments to the loan covenants, believes that cash available under existing and new credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities through 2004. The Company’s cash requirements, however, may be affected in the near term by any step that it may take to reduce its cost structure.

Cash Flow

The following table shows selected cash flow data.

	Six months ended June 30,		Increase (decrease)
($ in millions)	2003	2002	Amount	%
Net cash provided by operating activities	$24.5	$36.0	$(11.5)	(31.9)
Net cash used for investing activities	25.0	6.2	18.8	303.2
Net cash used for financing activities	13.2	30.3	(17.1)	(56.4)

Net cash provided by operating activities declined $11.5 million, or 31.9%, to $24.5 million in the first six months of 2003 from $36.0 million in the first six months of 2002. Higher interest payments associated with the increase in outstanding debt and a decline in gross profit were major factors contributing to the decline in cash provided by operating activities.

Net cash used for investing activities increased $18.8 million to $25.0 million in the first six months of 2003 from $6.2 million in the first six months of 2002, reflecting an increase in capital spending that was primarily related to expansions of manufacturing capacity at the Dallas and Orlando facilities.

Net cash used for financing activities was $13.2 million in the first six months of 2003 reflecting $0.8 million for the scheduled quarterly payments on the Term B Loan and a $14.0 million reduction of the Revolver Loan. This was partly offset by the proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey. Net cash used for financing activities was $30.3 million in the first six months of 2002 due to repayments of intercompany borrowings with Crown.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 10 to the accompanying Combined and Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements.”

These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, continued conversion from metal, glass and other materials for packaging to plastic packaging; increasing demand for packaging requiring our proprietary technologies and know-how; the Company’s ability to protect its existing technologies and to develop new technologies; its ability to control costs; its ability to achieve improved utilization on its equipment; the terms upon which it acquires resin and its ability to reflect those terms in its sales; its debt levels and its ability to refinance and service existing debt; its ability to comply with restrictive covenants contained in the instruments governing its indebtedness or obtain waivers if not in compliance; the success of its customers in selling their products in their markets; its customers purchasing volumes that do not fall short of projections delivered to the Company; risks associated with its international operations; legal and regulatory proceedings and developments; general economic and political conditions; seasonal fluctuations in demand and the impact of weather on sales; its ability to identify trends in its markets and to offer new solutions that address the changing needs of these markets; its ability to successfully execute its business model and enhance its product mix; its ability to compete successfully against competitors; and the other risks identified from time to time in the Company’s SEC filings. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 22% of total revenues from sales in foreign currencies during the six months ending June 30, 2003. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 2% of total revenues in the six months ended June 30, 2003 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. If required, and where possible, the Company enters into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. At June 30, 2003, two foreign currency swaps with a total notional value of $11 million were outstanding. These contracts expire July 1, 2003. Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated.

The principal raw materials used in the manufacture of the Company’s products and a major component of cost of goods sold are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through changes in the price of resin. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but there is little effect on gross profit. In the aggregate, the lag between the effective date of resin price changes and the effective date of price adjustments to its customers under various pass through mechanisms is approximately equal to the Company’s inventory exposure.

Item 4. Controls and Procedures

At the end of the period covered by this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In connection with the audit of the Company’s financial results for the year ended December 31, 2002, management and its independent auditors agreed that a material weakness in the Company’s internal controls existed during the year ended December 31, 2002. This condition related to the timeliness and efficiency of the Company’s closing process. The Company is hiring additional staff and improving documentation to enhance the closing process.

PART II—Other Information

Item 1. Legal Proceedings

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation, or CCK Technologies, held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc. alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., is infringing one of its U.S. Oxbar-related patents. Continental PET has for many years held a leading market position in multi-layer PET bottle production because of its control of a proprietary technology for multi-layer injection of preforms. With the recent development by others of alternative multi-layer technologies for production of PET bottles, Constar and other PET bottle manufacturers are now able to offer multi-layer bottles to customers. To the Company’s knowledge, Continental PET is the only producer other than Constar in the United States market with commercial sales of multilayer oxygen-scavenging bottles. CCK Technologies has claimed that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. This decision allows Constar to pursue the lawsuit that Crown initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the U.S. District Court in Delaware entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. The effect of this ruling is to permit the long-stayed patent infringement suit by Constar against Continental PET to proceed. The court’s schedule for this infringement suit calls for discovery to conclude in the first quarter of 2004, and the Company currently expects that a trial will be held in 2004.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. The defendants have filed motions for summary judgments that were referred to a Special Master appointed by the court. The Special Master has recommended that those motions be granted in major part and that the defendants be permitted to file a renewed motion for summary judgment as to other types of allegedly infringing containers. On April 4, 2003, the defendants filed a renewed motion for summary judgment with respect to the other types of allegedly infringing containers and, on July 14, 2003 the Special Master recommended that summary judgment be granted for the defendants as to those containers as well (with certain exceptions not relevant to the Company). The plaintiff and several of the defendants have filed objections to both sets of the Special Master’s recommendations. The District Court has not yet ruled on the Special Master’s recommendations. In the meantime, discovery has been completed in a “bellwether” proceeding with respect to certain containers of certain of the defendants, but further proceedings have been stayed pending the Court’s decision on the Special Master’s recommendations.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2003, the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted in favor of the following proposal listed in the Proxy Statement dated March 28, 2003:

(1) Election of four Directors

	For	Withheld
Charles F. Casey	10,457,886	468,700
John W. Conway	7,633,416	3,293,170
Alan W. Rutherford	7,633,416	3,293,170
Alec Taylor	10,797,236	129,350

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.24	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C. Cook. *

10.25	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman. *

10.26	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton. *

10.37	Executive Employment Agreement, dated as of July 21, 2003, by and between Constar International Inc. and David J. Waksman. *

10.38	Amendment No.1, dated as of July 28, 2003, to the Credit Agreement dated as of November 20, 2002, among Constar International Inc., the Lenders party thereto, Citicorp North America, Inc., as administrative agent, JP Morgan Chase Bank, as documentation agent, SunTrust Bank, as co-documentation agent, Deutsche Bank Securities Inc., as syndication agent, and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Report.

(b) Reports on Form 8-K

Form 8-K dated April 21, 2003, pursuant to Item 5, regarding a notification sent to directors and executive officers informing them that a blackout period would be in effect beginning on May 21, 2003 and ending on June 23, 2003.

Form 8-K dated April 28, 2003, pursuant to Items 9 and 12, regarding a press release announcing the Company’s 2003 first quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTAR INTERNATIONAL INC.

By:	/s/ JAMES C. COOK
James C. Cook Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)

Dated: August 15, 2003