Form 10-Q
period 2003-09-30
CONSTAR INTERNATIONAL INC
filed 2003-11-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 14, 2003, 12,381,741 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$44,250	$20,913
Accounts receivable, net	76,345	55,374
Inventories, net (Note 3)	84,093	85,907
Prepaid expenses and other current assets	3,466	5,222

Total current assets	208,154	167,416

Property, plant and equipment, net	224,058	235,122
Goodwill (Note 4)	148,813	331,813
Other assets	16,579	15,614

Total Assets	$597,604	$749,965

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt (Note 5)	$228,500	$56,500
Accounts payable and accrued liabilities	129,812	93,079
Income taxes payable	2,526	1,079

Total current liabilities	360,838	150,658

Long-term debt (Note 5)	174,147	320,517
Pension and post-retirement liabilities	7,869	7,729
Deferred income taxes	6,056	16,264
Other liabilities	5,706	5,386

Total liabilities	554,616	500,554

Commitments and contingent liabilities (Note 11)	—	—
Minority interests	2,515	3,289
Stockholders’ equity	40,473	246,122

Total Liabilities and Stockholders’ Equity	$597,604	$749,965

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net customer sales	$198,076	$188,263	$569,160	$546,785
Net affiliate sales	824	732	1,965	3,481

Net sales	198,900	188,995	571,125	550,266

Cost of products sold, excluding depreciation	179,804	157,855	503,430	458,530
Depreciation	14,318	14,534	42,351	41,559

Gross profit	4,778	16,606	25,344	50,177

Selling and administrative expenses	6,145	2,371	16,105	7,193
Management charges		993		2,979
Research and technology expenses	1,308	3,332	4,009	9,702
Interest expense	8,430	159	25,742	1,745
Foreign exchange adjustments	120	45	(705)	231
Provision for restructuring and asset impairments	10,139		10,139
Goodwill impairment loss			183,000

Other expenses (income), net	3,841	105	3,918	(46)

Income (loss) before taxes and cumulative effect of change in accounting for goodwill	(25,205)	9,601	(216,864)	28,373

Provision for income taxes	5,657	(3,842)	8,581	(11,139)
Minority interests	(69)	(109)	(143)	(171)

Income (loss) before cumulative effect of change in accounting for goodwill	(19,617)	5,650	(208,426)	17,063

Cumulative effect of change in accounting for goodwill				(50,059)

Net income (loss)	$(19,617)	$5,650	$(208,426)	$(32,996)

Per common share data:
Basic and diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$(1.63)	$0.47	$(17.37)	$1.42
Cumulative effect of change in accounting for goodwill	—	—	—	(4.17)

Net income (loss)	$(1.63)	$0.47	$(17.37)	$(2.75)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(208,426)	$(32,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	183,000	—
Depreciation and amortization	43,599	41,559
Provisions for restructuring and asset impairments	10,139	—
Deferred income taxes	(10,298)	(465)
Cumulative effect of a change in accounting for goodwill	—	50,059
Change in other assets and liabilities, net	21,366	1,736

Net cash provided by operating activities	39,380	59,893

Cash flows from investing activities
Purchases of property, plant and equipment, net	(37,169)	(15,661)
Proceeds from sale of property, plant and equipment	198	1,222
Acquisition of business	(4,000)	—

Net cash used in investing activities	(40,971)	(14,439)

Cash flows from financing activities
Net change in long-term balances due to affiliates	—	(51,901)
Proceeds from debt	1,502	—
Repayment of Term B Loan	(1,125)	—
Proceeds from Revolver Loan	25,000
Capital contribution	—	8,530
Dividends paid to affiliates	—	(1,673)
Minority dividends paid	(917)	(1,367)

Net cash provided by (used in) financing activities	24,460	(46,411)

Effect of exchange rate changes on cash and cash equivalents	468	85

Net change in cash and cash equivalents	23,337	(872)
Cash and cash equivalents at beginning of period	20,913	3,754

Cash and cash equivalents at end of period	$44,250	$2,882

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance, December 31, 2002		$120	$273,172	$(1,675)	$(25,322)	$(173)	$246,122

Net loss	$(1,831)			(1,831)			(1,831)
Translation adjustments	131				131		131

Comprehensive loss	$(1,700)

Earned compensation on restricted stock						15	15

Balance, March 31, 2003		$120	$273,172	$(3,506)	$(25,191)	$(158)	$244,437

Net loss	$(186,978)			(186,978)			(186,978)
Translation adjustments	2,106				2,106		2,106

Comprehensive loss	$(184,872)

Earned compensation on restricted stock						15	15

Balance, June 30, 2003		$120	$273,172	$(190,484)	$(23,085)	$(143)	$59,580

Net loss	$(19,617)			(19,617)			(19,617)
Translation adjustments	431				431		431

Comprehensive loss	$(19,186)

Issuance of restricted stock			1,898			(1,898)	—
Earned compensation on restricted stock						79	79

Balance, September 30, 2003		$120	$275,070	$(210,101)	$(22,654)	$(1,962)	$40,473

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

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supersedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003 and did not impact recognition of costs under the Company’s programs outstanding as of December 31, 2002. See Note 7.

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

In April 2003, the FASB issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard had no impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as delayed by FASB Staff Position FAS 150-3. Adoption of this standard had no impact on the Company’s results of operations or financial position.

3. Inventories

	September 30, 2003	December 31, 2002
Finished goods	$49,064	$53,346
Raw materials and supplies	35,029	32,561

Total	$84,093	$85,907

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $747 and $262 as of September 30, 2003 and December 31, 2002, respectively.

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

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with FAS 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining independent appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of this analysis, the Company determined not to make any adjustments to the initial estimate of goodwill impairment of $183 million as recorded during the second quarter ended June 30, 2003.

5. Debt

A summary of short-term and long-term debt follows:

	September 30, 2003	December 31, 2002
SHORT-TERM
Term B Loan	$148,500	$1,500
Revolver Loan	80,000	55,000

Total	$228,500	$56,500

LONG-TERM
Senior Subordinated Notes	$172,617	$172,392
Term B Loan		148,125
Other	1,530

Total	$174,147	$320,517

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. At September 30, 2003 there was $80.0 million outstanding under the Revolver Loan, $148.5 million outstanding under the Term B Loan and $7.4 million outstanding under letters of credit.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditures limits. The Company’s Senior Secured Credit Agreement limits the Company’s ability to make capital expenditures. In order to satisfy significant new business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent that such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurance that the lenders would grant any such consent.

As a result of the Company’s reduced operating results in the second quarter of 2003, the Company would not have been in compliance with the Total Leverage ratio covenant of the Senior Secured Credit Agreement at June 30, 2003. On July 28, 2003, in consideration for the payment of a fee of $0.3 million, the Company obtained an amendment from its Senior Secured Credit Agreement lenders with respect to compliance with the Total Leverage ratio and the Senior Leverage ratio as of June 30, 2003. The Company was in compliance with these revised covenants as of June 30, 2003.

As a result of the Company’s continued shortfall in operating results, the Company would not have been in compliance with certain financial covenants of the Senior Secured Credit Agreement at September 30, 2003. On November 11, 2003, the Company and its Senior Secured Credit Agreement lenders amended certain financial covenants of the Senior Secured Credit Agreement putting the Company in compliance with the amended covenants as of the third quarter. In addition, certain financial covenants for the fourth quarter ending December 31, 2003 were also amended. The amendments also permit the Company to obtain a second lien term loan of between $50 million and $75 million or to issue between $50 million and $150 million of second lien bonds (with the second lien term loan, “Second Lien Debt”). The net proceeds of these transactions would be used to prepay debt under the Senior Secured Credit Agreement, including the Revolver Loan. Repaying the Revolver Loan would increase amounts available for borrowing under such facility, subject to a proposed permanent reduction of up to $10 million of availability under such facility. The approved amendments to the Senior Secured Credit Agreement also provide that if Second Lien Debt is raised by January 30, 2004 then the Company’s financial covenants will be further amended through the quarter ending June 30, 2005. If the Company is successful in raising the Second Lien Debt by January 30, 2004, the Senior Secured Credit Agreement will also be amended to impose additional restrictions on the Company’s ability to make certain investments, acquisitions, advances and loans as well as to limit the Company’s ability to incur additional indebtedness. If the Second Lien Debt is raised by January 30, 2004, this amendment also imposes tighter constraints on the Company’s ability to make capital expenditures. The Company believes that the permitted capital expenditure levels are sufficient to allow the Company to execute its business plan and capture anticipated conversions. If the Company is not successful in raising Second Lien Debt by January 30, 2004, the Company must provide financial projections to the Senior Secured Credit Agreement lenders that must be acceptable in the sole discretion of the administrative agent under the Senior Secured Credit Agreement. Because the Company’s amendments to the financial covenants beyond December 31, 2003 are contingent upon placing the Second Lien Debt and the Company is not able to conclude that the likelihood of placing the Second Lien Debt is probable, the Company has classified all debt outstanding under the Senior Secured Credit Agreement as a current liability.

There can be no assurance that the Company will be successful in its efforts to raise Second Lien Debt or that any refinancing will provide a long-term solution to the Company’s compliance with its loan covenants. In October 2003, Moody’s Investor Services downgraded the Company’s debt ratings. In addition, any refinancing may be costly and on terms that could adversely affect the Company’s future financial condition. Should the Company be unable to obtain any Second Lien Debt or amend its loan covenants beyond December 31, 2003, the Company will pursue other alternatives to maintain compliance with its debt covenants, including but not limited to selling assets and obtaining financing from new lenders. If the Company is unsuccessful in these efforts and defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause an event of default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

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

6. Acquisition

On September 26, 2003, the Company entered into a ten year supply agreement with privately-held Pepsi bottler Carolina Canners, Inc. (“Carolina Canners”) and purchased certain manufacturing equipment from a subsidiary of Carolina Canners for $4 million. Based on initial estimates, the manufacturing assets were valued at $1.9 million with the remaining $2.1 million of purchase price being allocated to the ten year supply agreement. In addition, the Company agreed to purchase on-hand inventory which will be used to supply Carolina Canners in the future. The payment for the value of inventory has not yet been made and is estimated at approximately $2.3 million. This payment is expected to be made during the fourth quarter of 2003.

7. Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it will close two facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions will be eliminated at the affected facilities and production at these locations will be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized a restructuring provision of approximately $3.4 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter ending September 30, 2003. The restructuring provision consisted of approximately $0.9 million for severance and termination benefits for both facilities and approximately $2.5 million for contract and lease termination costs for one facility that ceased operations on September 12, 2003. In addition to the charges recorded during the third quarter ended September 30, 2003, the Company currently estimates it will incur cash charges estimated at approximately $3.5 million. These additional costs relate to contract and lease termination costs associated with the second facility, which is projected to cease operations during December 2003, as well as costs necessary to return the leased properties to their original condition. These additional costs are expected to primarily occur during the fourth quarter of 2003 and the first six months of 2004.

A reconciliation of the restructuring liability as of September 30, 2003 is as follows;

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2002	$1,214	—	$1,214
Provisions	2,546	893	3,439
Payments	(585)		(585)

Balance at September 30, 2003	$3,175	893	$4,068

The balance in the restructuring reserve at September 30, 2003 represents severance benefits and contract lease termination costs of which $3.4 million pertains to the 2003 plan and $0.7 million pertains to a prior year plan. The Company expects cash payments relating to these plans to be made over the next three years.

In connection with the third quarter analysis of asset values, the Company completed a physical inventory of its property, plant and equipment assets currently being utilized in the Company’s production processes. The physical inventory disclosed approximately $2.7 million of net book value of assets that were no longer in use or assets that had been reconfigured or that had otherwise been disposed of. This $2.7 million charge was recorded in “Other expenses (income), net” during the third quarter of 2003.

8. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not record compensation expense related to its stock option plan for the nine months ended September 30, 2003 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net income (loss) and basic and diluted net income (loss) per share would have changed as summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)
As reported	$(19,617)	$5,650	$(208,426)	$(32,996)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	51		71
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)		(204)

Pro forma	$(19,661)	$5,650	$(208,559)	$(32,996)

Basic and diluted income ( loss) per share
As reported	$(1.63)	$0.47	$(17.37)	$(2.75)
Pro forma	$(1.64)	$0.47	$(17.38)	$(2.75)

During the third quarter of 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date, any unvested shares will vest.

During the third quarter ended September 30, 2003, the Company recorded an expense of approximately $0.1 million related to the amortization of the vesting period of these grants.

9. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss):
Net income (loss) before cumulative effect of a change in accounting for goodwill	$(19,617)	$5,650	$(208,426)	$17,063
Cumulative effect of a change in accounting for goodwill				(50,059)

Net income (loss)	$(19,617)	$5,650	$(208,426)	$(32,996)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000

Basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of a change in accounting	$(1.63)	$0.47	$(17.37)	$1.42
Cumulative effect of a change in accounting				(4.17)

Net income (loss)	$(1.63)	$0.47	$(17.37)	$(2.75)

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

Basic and diluted EPS are the same for the three months ended September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 214,665 and restricted shares outstanding amounted to 382,000 for the three months and nine months ended September 30, 2003. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares and the restricted shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

10. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operates were:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
United States	$148,742	$144,599	$428,152	$426,489
United Kingdom	26,477	22,888	73,056	63,135
Other	22,857	20,776	67,952	57,161

	$198,076	$188,263	$569,160	$546,785

11. Commitments and Contingencies

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

The Company and certain of its present directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Eastern District of Pennsylvania, Parkside Capital LLC v. Constar International Inc. et al. (Civil Action No. 03-5020), filed on September 5, 2003, and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The complaints generally allege that the registration statement and prospectus for the Company’s initial public offering (the “IPO”) of its common stock on November 14, 2002 contained material misrepresentations and/or omissions regarding the business and financial results of the Company and included false financial results due to the Company’s failure to timely take an impairment charge against the goodwill in the Company’s financial statements. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. The Company believes the claims are without merit and intends to defend against them vigorously.

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

As of September 30, 2003 there were eight letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $7.4 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

12. Income Taxes

During the third quarter of 2003, the Company recorded a valuation allowance of $3.2 million to cover a portion of the net operating losses being generated during fiscal 2003. The Company does not anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities. In addition, the $183 million goodwill impairment charge is not tax deductible and therefore did not impact the income tax benefit recorded in the first nine months of 2003.

13. Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following Condensed Combining and Consolidating Financial Statements are required in accordance with Regulation S-X Rule 3-10:

•	balance sheets as of September 30, 2003 and December 31, 2002;

•	statements of operations for the three months ended September 30, 2003 and September 30, 2002; and

•	statements of operations and cash flows for the nine months ended September 30, 2003 and September 30, 2002.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$34,115		$10,135	$		$44,250
Accounts receivable, net				47,116		29,229			76,345
Accounts receivable – affiliate		25,569		9,023				(34,592)	—
Inventories, net				65,069		19,024			84,093
Prepaid expenses and other current assets				2,956		510			3,466

Total current assets		25,569		158,279		58,898		(34,592)	208,154

Property, plant and equipment, net				179,779		44,279			224,058
Goodwill				148,813					148,813
Investments		412,244		49,742				(461,986)	—
Other assets		10,272		5,354		953			16,579

Total Assets		$448,085		$541,967		$104,130		$(496,578)	$597,604

Liabilities and Stockholders Equity
Current Liabilities
Short-term debt		$228,500	$		$		$		$228,500
Accounts payable and accrued liabilities		6,495		89,108		34,209			129,812
Accounts payable – affiliate				25,569		9,023		(34,592)	—
Income taxes payable				1,092		1,434			2,526

Total current liabilities		234,995		115,769		44,666		(34,592)	360,838

Long-term debt		172,617				1,530			174,147
Pension and post-retirement liabilities				7,869					7,869
Deferred income taxes				1,838		4,218			6,056
Other liabilities				4,247		1,459			5,706

Total liabilities		407,612		129,723		51,873		(34,592)	554,616

Minority interest						2,515			2,515
Stockholders’ equity		40,473		412,244		49,742		(461,986)	40,473

Total Liabilities and Stockholders’ Equity		$448,085		$541,967		$104,130		$(496,578)	$597,604

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current Assets
Cash and cash equivalents	$			$8,906		$12,007	$		$20,913
Accounts receivable, net				38,690		16,684			55,374
Accounts receivable – affiliate		12,573		9,930				(22,503)	—
Inventories, net				68,913		16,994			85,907
Prepaid expenses and other current assets				4,997		225			5,222

Total current assets		12,573		131,436		45,910		(22,503)	167,416

Property, plant and equipment, net				188,981		46,141			235,122
Goodwill				331,813					331,813
Investments		601,599		45,792				(647,391)
Other Assets		11,513		3,246		855			15,614

Total Assets		$625,685		$701,268		$92,906		$(669,894)	$749,965

Liabilities and Stockholders Equity
Current liabilities
Short-term debt		$56,500	$		$		$		$56,500
Accounts payable and accrued liabilities		2,546		62,565		27,968			93,079
Accounts payable – affiliate				12,573		9,930		(22,503)	—
Income taxes payable				745		334			1,079

Total current liabilities		59,046		75,883		38,232		(22,503)	150,658

Long-term debt		320,517							320,517
Pension and post-retirement liabilities				7,729					7,729
Deferred income taxes				12,106		4,158			16,264
Other liabilities				3,951		1,435			5,386

Total liabilities		379,563		99,669		43,825		(22,503)	500,554

Minority interest						3,289			3,289
Stockholders’ equity		246,122		601,599		45,792		(647,391)	246,122

Total Liabilities and Stockholders’ Equity		$625,685		$701,268		$92,906		$(669,894)	$749,965

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$149,566	$49,334	$		$198,900

Cost of products sold, excluding depreciation			135,487	44,317			179,804
Depreciation			11,871	2,447			14,318

Gross profit			2,208	2,570			4,778

Selling and administrative expenses			5,405	740			6,145
Research and technology expenses			1,136	172			1,308
Interest expense		8,176		254			8,430
Foreign exchange adjustments			54	66			120
Provision for restructuring and asset impairments			10,139				10,139
Other expenses, net			4,012	(171)			3,841

Income (loss) before taxes		(8,176)	(18,538)	1,509			(25,205)

Provision for income taxes		2,862	3,338	(543)			5,657
Equity earnings		(14,303)	897			13,406	—
Minority interest				(69)			(69)

Net income (loss)		$(19,617)	$(14,303)	$897		$13,406	$(19,617)

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$145,046	$43,949	$		$188,995

Cost of products sold, excluding depreciation			118,268	39,587			157,855
Depreciation			11,762	2,772			14,534

Gross profit			15,016	1,590			16,606

Selling and administrative expenses			1,641	730			2,371
Management charges			625	368			993
Research and technology expenses			2,603	729			3,332
Interest expense			204	(45)			159
Foreign exchange adjustments			(1)	46			45
Other expenses, net			52	53			105

Income (loss) before taxes			9,892	(291)			9,601

Provision for income taxes			(3,656)	(186)			(3,842)
Equity earnings		5,650	(586)			(5,064)	—
Minority interest				(109)			(109)

Net income (loss)		$5,650	$5,650	$(586)		$(5,064)	$5,650

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$430,118	$141,007	$		$571,125
Cost of products sold, excluding depreciation			376,350	127,080			503,430
Depreciation			35,120	7,231			42,351

Gross profit			18,648	6,696			25,344

Selling and administrative expenses			13,778	2,327			16,105
Research and technology expenses			3,572	437			4,009
Interest expense		25,083		659			25,742
Foreign exchange adjustments			(301)	(404)			(705)
Provision for restructuring and asset impairments			10,139				10,139
Goodwill impairment loss			183,000				183,000
Other expenses, net			4,344	(426)			3,918

Income (loss) before taxes		(25,083)	(195,884)	4,103			(216,864)

Provision for income taxes		8,779	1,359	(1,557)			8,581
Equity earnings		(192,122)	2,403			189,719	—
Minority interest				(143)			(143)

Net income (loss)		$(208,426)	$(192,122)	$2,403		$189,719	$(208,426)

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$428,126	$122,140	$		$550,266
Cost of products sold, excluding depreciation			348,902	109,628			458,530
Depreciation			33,838	7,721			41,559

Gross profit			45,386	4,791			50,177

Selling and administrative expenses			4,991	2,202			7,193
Management charges			1,875	1,104			2,979
Research and technology expenses			7,677	2,025			9,702
Interest expense			1,488	257			1,745
Foreign exchange adjustments			6	225			231
Other expenses, net			(16)	(30)			(46)

Income (loss) before taxes and cumulative effect of change in accounting			29,365	(992)			28,373

Provision for income taxes			(10,857)	(282)			(11,139)
Equity earnings		17,063	(1,445)			(15,618)	—
Minority interest				(171)			(171)

Income (loss) before cumulative effect of change in accounting		17,063	17,063	(1,445)		(15,618)	17,063

Cumulative effect of change in accounting		(50,059)	(50,059)	(50,059)		100,118	(50,059)

Net income (loss)		$(32,996)	$(32,996)	$(51,504)		$84,500	$(32,996)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(208,426)	$(192,122)	$2,403	$189,719	$(208,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	1,240	35,120	7,239		43,599
Provision for restructuring and asset impairments	—	10,139			10,139
Deferred income taxes		(10,268)	(30)		(10,298)
Equity earnings	192,122	(2,403)		(189,719)	—
Change in assets and liabilities, net:	4,184	23,153	(5,971)		21,366

Net cash provided by (used in) operating activities	(10,880)	46,619	3,641	—	39,380

Cash flows from investing activities
Purchases of property, plant and equipment, net		(32,864)	(4,305)		(37,169)
Acquisition of a business	—	(4,000)	—	—	(4,000)
Proceeds from sale of property, plant and equipment		88	110		198

Net cash used in investing activities		(36,776)	(4,195)		(40,971)

Cash flows from financing activities
Proceeds from debt			1,502		1,502
Repayment of Term B Loan	(1,125)				(1,125)
Proceeds from Revolver Loan	25,000				25,000
Net change in Constar intercompany loans	(12,995)	14,245	(1,250)		—
Dividends paid to affiliates		1,121	(1,121)		—
Minority dividends paid	—	—	(917)	—	(917)

Net cash provided by (used in) financing activities	10,880	15,366	(1,786)		24,460

Effect of exchange rate changes on cash and cash equivalents			468		468

Net change in cash and cash equivalents	—	25,209	(1,872)	—	23,337
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$34,115	$10,135	$—	$44,250

CONSTAR INTERNATIONAL INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(32,996)	$(32,996)	$(51,504)	$84,500	$(32,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		33,838	7,721		41,559
Deferred income taxes			(465)		(465)
Equity earnings	(17,063)	1,445		15,618	—
Cumulative effect of a change in accounting	50,059	50,059	50,059	(100,118)	50,059
Change in assets and liabilities, net		3,654	(1,918)		1,736

Net cash provided by (used in) operating activities	—	56,000	3,893	—	59,893

Cash flows from investing activities
Purchases of property, plant and equipment, net		(13,728)	(1,933)		(15,661)
Proceeds from sale of property, plant and equipment			1,222		1,222

Net cash used in investing activities		(13,728)	(711)		(14,439)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(41,518)	(10,383)		(51,901)
Capital contribution			8,530		8,530
Dividends paid to affiliates			(1,673)		(1,673)
Minority dividends paid			(1,367)		(1,367)

Net cash provided by (used in) financing activities		(41,518)	(4,893)		(46,411)

Effect of exchange rate changes on cash and cash equivalents			85		85

Net change in cash and cash equivalents	—	754	(1,626)	—	(872)
Cash and cash equivalents at beginning of period		30	3,724		3,754

Cash and cash equivalents at end of period	$—	$784	$2,098	$—	$2,882

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion presents management’s analysis of the results of operations for the three months and nine months ended September 30, 2003, compared to the corresponding periods in 2002 and the changes in financial position and liquidity from December 31, 2002 to September 30, 2003. The discussion should be read in conjunction with the Combined and Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, along with the Combined and Consolidated Financial Statements and related notes included in and referred to within this report.

Results of Operations

Third Quarter

Net Sales

Net sales increased approximately $9.9 million, or 5.2%, to $198.9 million in the third quarter of 2003 from $189.0 million in the third quarter of 2002. In the U.S., net sales increased $4.6 million, or 3.1%, to $149.6 million in the third quarter of 2003 from $145.0 million in the third quarter of 2002. In Europe, net sales increased $5.3 million, or 12.3%, to $49.3 million in the third quarter of 2003 from $44.0 million in the third quarter of 2002. Net sales in the U.S. accounted for 75.2% of net sales in the third quarter of 2003 compared to 76.7% of net sales in the third quarter of 2002.

In the U.S., the increase in net sales in the third quarter of 2003 from the third quarter of 2002 reflects the pass-through of higher resin prices to customers and increased sales of custom products, largely offset by lower shipments of conventional products and price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the strengthening of foreign currencies against the U.S. dollar. The Company also benefited from an increase in sales of both preforms and bottles in Europe during the third quarter of 2003.

Gross Profit

Gross profit decreased $11.8 million, or 71.2%, to $4.8 million in the third quarter of 2003 from $16.6 million in the third quarter of 2002. Contributing to the decline in gross profit was the decline in domestic conventional sales volume and the Company’s decision to curtail production in order to reduce inventory which resulted in unfavorable overhead absorption. In addition, gross profit was adversely affected by an unfavorable shift in conventional product mix and the implementation of price reductions to extend long-term customer contracts, increase volume and meet competitors’ pricing. Gross profit was also adversely affected by an increase in the Company’s group, property and casualty insurance costs.

Selling and Administrative Expenses

Selling and administrative expenses increased by $3.7 million to $6.1 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown. In addition, the Company has incurred an increase in legal expenses, particularly those relating to the Company’s patent infringement claim against a competitor.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services. These management charges were $1.0 million in the third quarter of 2002. As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expense

Research and technology expense decreased $2.0 million to $1.3 million in the third quarter of 2003 from $3.3 million in the third quarter of 2002. During the third quarter of 2002, Constar was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. As of November 20, 2002 this arrangement was discontinued and the Company’s requirements were thereafter met by hiring PET research and development staff from Crown, by outsourcing with unrelated third-party providers, and through a research and development agreement with Crown Cork and Seal Technologies Corporation. During the third quarter of 2003, the Company ceased outsourcing services to Crown Cork and Seal Technologies Corporation.

Interest Expense

Interest expense increased to $8.4 million in the third quarter of 2003 from $0.2 million in the third quarter of 2002. The increase in interest expense was primarily due to the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering.

Foreign Exchange Adjustments

Foreign exchange adjustments during the third quarter of 2003 were relatively flat at $0.1 million when compared to the third quarter of 2002.

Provision for Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it will close two facilities operating in Birmingham, Alabama and Reserve, Louisiana. As a result of this initiative, the Company recognized a restructuring provision of approximately $3.4 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter of 2003. See Note 7 to the combined and consolidated financial statements for additional discussion.

Other Expenses (Income), Net

Other expenses (income), net were $3.8 million expense in the third quarter of 2003 compared to $0.1 million expense in the third quarter of 2002. In connection with the third quarter analysis of asset values, the Company completed a physical inventory of its property, plant and equipment assets currently being utilized in the Company’s production processes. The physical inventory disclosed approximately $2.7 million of net book value of assets that were no longer in use or assets that had been reconfigured or that had otherwise been disposed of. This $2.7 million charge was recorded in other expense during the third quarter of 2003. In addition, the Company recorded a $1.0 million charge related to a doubtful account receivable.

Provision for Income Taxes

Provision for income taxes was a $5.7 million benefit in the third quarter of 2003 compared to $3.8 million expense in the third quarter of 2002. Loss before taxes was $25.2 million in the third quarter of 2003 compared to $9.6 million of income in the third quarter of 2002. In addition, the Company recorded a valuation allowance to reduce certain deferred tax assets.

Net Income (Loss)

Net loss was $19.6 million in the third quarter of 2003 compared to net income of $5.7 million in the third quarter of 2002. The decline in gross profit, the increase in interest expense, and the provision for restructuring and asset impairments were the primary factors contributing to the deterioration in net income (loss).

Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting for goodwill. The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined to a loss of ($2.6) million for the third quarter of 2003 from $24.2 million in the third quarter of 2002. After giving effect to the addback of the provision for restructuring and asset impairments and the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, adjusted EBITDA declined to $11.3 million from $24.2 million.

Reconciliation of Adjusted EBITDA to Net income (loss)

(In Millions)

	Three Months Ended September 30,
	2003	2002
Net income (loss)	$(19.6)	$5.7
Add back:

Interest expense	8.4	0.2

Taxes	(5.7)	3.8

Depreciation	14.3	14.5

EBITDA	$(2.6)	$24.2
Adjustments under Senior Secured Credit Agreement	$13.9

Adjusted EBITDA under the Senior Secured Credit Agreement	$11.3	$24.2

Nine Months

Net Sales

Net sales increased by $20.9 million, or 3.8%, to $571.1 million in the first nine months of 2003 from $550.3 million in the first nine months of 2002. In the U.S., net sales increased $2.0 million or 0.5% to $430.1 million in the first nine months of 2003 when compared to $428.1 million in the first nine months of 2002. In Europe, net sales increased $18.8 million, or 15.4%, to $141.0 million in the first nine months of 2003 from $122.2 million in the first nine months of 2002. Net sales in the U.S. accounted for 75.3% of net sales in the first nine months of 2003 compared to 77.8% of net sales in the first nine months of 2002.

In the U.S., the primary items that impacted net sales in the first nine months of 2003 as compared to the first nine months of 2002 were increased sales of custom products and the contractual pass-through to customers of higher resin prices primarily offset by lower shipments of conventional products and competitive pricing conditions. In addition, unfavorable weather conditions in the spring and summer of 2003 exacerbated the lower domestic demand for the Company’s conventional products.

In Europe, the increase in net sales in the first nine months of 2003 compared to the third quarter of 2002 was primarily due to the strengthening of foreign currencies against the U.S. dollar. Shipments of both bottles and preforms in 2003 were higher than in 2002.

Gross Profit

Gross profit decreased 49.5% to $25.3 million in the first nine months of 2003 from $50.2 million in the first nine months of 2002. Contributing to the decline in gross profit was the decline in domestic conventional sales volume, a shift in demand to smaller, less profitable bottles and increases in warehousing and product handling costs. In addition, gross profit was adversely affected by an unfavorable shift in conventional product mix and the implementation of price reductions to extend long-term customer contracts, increase volume and meet competitor’s pricing. The Company has also experienced negative developments in certain insurance and benefit related costs.

Selling and Administrative Expenses

Selling and administrative expenses increased by $8.9 million to $16.1 million in the first nine months of 2003 from $7.2 million in the first nine months of 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown. In addition, the Company has incurred an increase in legal expenses, particularly those relating to the Company’s patent infringement claim against a competitor.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services. These management charges were $3.0 million in the first nine months of 2002. As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expense

Research and technology expense decreased $5.7 million, to $4.0 million in the first nine months of 2003 from $9.7 million in the first nine months of 2002. During the first nine months of 2002, Constar was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. As of November 20, 2002 this arrangement was discontinued and the Company’s requirements were thereafter met by hiring PET research and development staff from Crown, by outsourcing with unrelated third-party providers, and through a research and development agreement with Crown Cork and Seal Technologies Corporation. During the third quarter, the Company ceased outsourcing research and technology to Crown Cork and Seal Technologies Corporation.

Interest Expense

Interest expense increased to $25.7 million in the first nine months of 2003 from $1.7 million in the first nine months of 2002. The increase in interest expense reflected the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering.

Foreign Exchange Adjustments

Foreign exchange adjustments were $0.7 million income in the first nine months of 2003 compared to $0.2 million expense in the first nine months of 2002. The change reflected the impact of the weaker dollar in the first nine months of 2003 compared to the first nine months of 2002.

Provision for Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it will close two facilities in Birmingham, Alabama and Reserve, Louisiana. As a result of this initiative, the Company recognized a restructuring provision of approximately $3.4 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter of 2003. See Note 7 to the combined and consolidated financial statements for additional discussions.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. Based on the results of additional analysis in the third quarter, the Company determined not make any adjustments to the initial estimate of goodwill impairment of $183 million as recorded during the second quarter ended June 30, 2003.

Other Expenses (Income), Net

Other expenses (income), net were $3.9 million expense in the first nine months of 2003 compared to $0.1 million income in the first nine months of 2002. In connection with the third quarter analysis of asset values, the Company completed a physical inventory of its property, plant and equipment assets currently being utilized in the Company’s production processes. The physical inventory disclosed approximately $2.7 million of net book value of assets that were no longer in use or assets that had been reconfigured or that had been disposed of. This $2.7 million charge was recorded in “Other expense” during the third quarter of 2003.

In addition, the Company recorded a $1.0 million charge during the third quarter of 2003 related to a doubtful account receivable.

Provision for Income Taxes

Provision for income taxes was an $8.6 million benefit in the first nine months of 2003 compared to $11.1 million expense in the first nine months of 2002. Income (loss) before taxes was a $216.9 million loss in the first nine months of 2003 compared to $28.4 million of income in the first nine months of 2002. The effective tax rate was 4.0% in the first nine months of 2003 compared to 39.3% in the first nine months of 2002 due to the effect of the goodwill impairment loss in 2003 not being deductible. In addition, the Company recorded a valuation allowance to reduce certain deferred tax assets.

Net Income (Loss)

Net loss was $208.4 million in the first nine months of 2003 compared to a net loss of $33.0 million in the first nine months of 2002. The deterioration in net income (loss) in the first nine months of 2003 compared to the first nine months of 2002 was primarily due to the goodwill impairment loss, the provision for restructuring and asset impairment, and the decline in gross profit and higher interest expense.

Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting for goodwill. The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

Adjusted EBITDA declined in the first nine months of 2003 to ($148.9) million from $71.5 million in the first nine months of 2002. After giving effect to the provision for restructuring and asset impairment and other non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, adjusted EBITDA declined to $49.3 million from $71.6 million. The non-cash accruals consist primarily of $183.0 million of goodwill impairment.

Reconciliation of Adjusted EBITDA to Net loss

(In Millions)

	Nine Months Ended September 30,
	2003	2002
Net loss	$(208.4)	$(33.0)
Add back:
Interest expense	25.7	1.7
Taxes	(8.6)	11.1
Depreciation	42.4	41.6
Cumulative effect of change in accounting for Goodwill		50.1

EBITDA	$(148.9)	$71.5
Adjustments under Senior Secured Credit Agreement	198.2	0.1

Adjusted EBITDA under the Senior Secured Credit Agreement	$49.3	$71.6

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

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement consists of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. The Term B Loan will require annual payments of $1.5 million, with a final balloon payment of $139.5 million due on the loan maturity date in November 2009. The proceeds of $322.4 million from the Notes sales and the Term B Loan were used to partially repay the Company’s $350 million note that had been issued as a dividend to Crown. The balance was repaid using borrowings under the Revolver Loan. As of September 30, 2003, there was $148.5 million outstanding on the Term B Loan, $80.0 million outstanding on the Revolver Loan and $7.4 million outstanding letters of credit. In addition, as of September 30, 2003, the Company had $44.3 million of cash and cash equivalents on hand.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios, as well as Capital Expenditure limits. The Company’s Senior Secured Credit Agreement limits the Company’s ability to make capital expenditures. In order to satisfy significant new business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent that such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurance that the lenders would grant any such consent.

As a result of the Company’s reduced adjusted EBITDA in the second quarter of 2003, the Company would not have been in compliance with the Total Leverage ratio covenant of the Senior Secured Credit Agreement at June 30, 2003. On July 28, 2003, in consideration for the payment of a fee of $0.3 million, the Company obtained an amendment from its Senior Secured Credit Agreement lenders with respect to compliance with the Total Leverage ratio and Senior Leverage ratio at June 30, 2003. The Company was in compliance with these revised covenants as of June 30, 2003.

As a result of the Company’s continued shortfall in adjusted EBITDA, the Company would not have been in compliance with certain financial covenants of the Senior Secured Credit Agreement at September 30, 2003. On November 11, 2003, the Company and its Senior Secured Credit Agreement lenders amended certain financial covenants of the Senior Secured Credit Agreement putting the Company in compliance with the amended covenants as of the third quarter. In addition, certain financial covenants for the fourth quarter ending December 31, 2003 were also amended. The amendments also permit the Company to obtain a second lien term loan of between $50 million and $75 million or to issue between $50 million and $150 million of second lien bonds (with the second lien term loan, “Second Lien Debt”). The net proceeds of these transactions would be used to prepay debt under the Senior Secured Credit Agreement, including the Revolver Loan. Repaying the Revolver Loan would increase amounts available for borrowing under such facility, subject to a proposed permanent reduction of up to $10 million of availability under such facility. The approved amendments to the Senior Secured Credit Agreement also provide that if Second Lien Debt is raised by January 30, 2004, the Company’s financial covenants will be further amended through the quarter ending June 30, 2005. If the Company is successful in raising the Second Lien Debt by January 30, 2004, the Senior Secured Credit Agreement will also be amended to impose additional restrictions on the Company’s ability to make certain investments, acquisitions, advances and loans as well as to limit the Company’s ability to incur additional indebtedness. If the Second Lien Debt is raised by January 30, 2004, this amendment also imposes tighter constraints on the Company’s ability to make capital expenditures. The Company believes that the permitted capital expenditure levels are sufficient to allow the Company to execute its business plan and capture anticipated conversions. If the Company is not successful in raising Second Lien Debt by January 30, 2004, the Company must provide financial projections to the Senior Secured Credit Agreement lenders that must be acceptable in the sole discretion of the administrative agent under the Senior Secured Credit Agreement. Because the Company’s amendments to the financial covenants beyond December 31, 2003 are contingent upon placing the Second Lien Debt and the Company is not able to conclude that the likelihood of placing the Second Lien Debt is probable, the Company has classified all debt outstanding under the Senior Secured Credit Agreement as a current liability.

There can be no assurance that the Company will be successful in its efforts to raise Second Lien Debt or that any refinancing will provide a long-term solution to the Company’s compliance with its loan covenants. In October 2003, Moody’s Investor Services downgraded the Company’s debt ratings. In addition, any refinancing may be costly and on terms that could adversely affect the Company’s future financial condition. Should the Company be unable to obtain any Second Lien Debt or amend its loan covenants beyond December 31, 2003, the Company will pursue other alternatives to maintain compliance with its debt covenants, including but not limited to selling assets and obtaining financing from new lenders. If the Company is unsuccessful in these efforts and defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause an event of default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

Assuming the Company is successful in obtaining financing or amendments to its loan covenants, the Company believes that cash available under existing and new credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities for the next few years. The Company is in the process of taking significant steps to improve its financial performance, including the initiation of a program to become a lower cost producer of PET packaging with enhanced quality and service; the installation of a forecasting system to provide better analytical tools and accountability reporting; and organizational changes to strengthen the Company’s sales force.

Net cash and cash equivalents increased $23.3 million during the first nine months of 2003 primarily due to a $25 million increase in the outstanding balance of the Revolver Loan. Net cash provided by operating activities of $39.4 million was slightly more than the Company’s capital expenditures requirements of $37.2 million. The Company’s ratio of total debt to total capitalization increased significantly to 90.1% at September 30, 2003 from 60.2% at December 31, 2002 due to the net loss reported during the first nine months of 2003. The Company defines total capitalization as the sum of total debt, minority interests, and stockholder’s equity.

On September 26, 2003, the Company entered into a ten year supply agreement with privately- held Pepsi bottler Carolina Canners, Inc. (“Carolina Canners”) and purchased certain manufacturing equipment from a subsidiary of Carolina Canners for $4 million. Based on initial estimates, the manufacturing assets were valued at $1.9 million with the remaining $2.1 million of purchase price being allocated to the ten year supply agreement. In addition, the Company agreed to purchase on hand inventory which will be used to supply Carolina Canners in the future. The payment for the value of inventory has not yet been made and is estimated at approximately $2.3 million. This payment is expected to be made during the fourth quarter of 2003.

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions. The Company currently estimates these price concessions to average approximately $5 million to $10 million annually for each of the next three to five years. The Company is currently in the process of improving its manufacturing processes, updating existing facilities and investing in new technologies in an effort to offset these price concessions with reductions in the cost to manufacture its products. If the Company is not successful in its efforts to reduce its manufacturing costs associated with these products, the Company’s gross profit will likely be adversely affected.

Cash Flow

Net cash provided by operating activities declined $20.5 million, or 34.3%, to $39.4 million in the first nine months of 2003 from $59.9 million in the first nine months of 2002. A decline in gross profit was the major factor contributing to the decline in cash provided by operating activities.

Net cash used for investing activities increased to $41.0 million in the first nine months of 2003 from $14.4 million in the first nine months of 2002, reflecting an increase in capital spending that was primarily related to expansions of manufacturing capacity at the Dallas and Orlando facilities.

Net cash provided by financing activities was $24.5 million in the first nine months of 2003 reflecting a $25.0 million increase in the Revolver Loan. This was combined with the proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey. Net cash used for financing activities was $46.4 million in the first nine months of 2002 due to repayments of intercompany borrowings with Crown.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Combined and Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, continued conversion from metal, glass and other materials for packaging to plastic packaging; increasing demand for packaging requiring the Company’s proprietary technologies and know-how; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to control costs; the Company’s ability to achieve improved utilization on its equipment; the terms upon which the Company acquires resin and its ability to reflect those terms in its sales; the Company’s debt levels and its ability to refinance and service existing debt; the Company’s ability to comply with restrictive covenants contained in the instruments governing its indebtedness or obtain waivers if not in compliance; the Company’s ability to realize the expected benefits of the restructuring and to complete the restructuring at its expected costs; the Company’s ability to obtain Second Lien Debt on the terms described herein or at all; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; legal and regulatory proceedings and developments; general economic and political conditions; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets and to offer new solutions that address the changing needs of these markets; the Company’s ability to successfully execute its business model and enhance its product mix; the Company’s ability to compete successfully against competitors; the Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party, particularly those described in this report and in the Company’s annual report on Form 10-K filed on March 27, 2003, and its quarterly reports on Form 10-Q filed on May 14, 2003 and August 18, 2003; and the other risks identified from time to time in the Company’s SEC filings. The Company does not intend to review or revise any particular forward-looking statement in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 24.7% of total revenues from sales in foreign currencies during the nine months ending September 30, 2003. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the U.S. dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 2% of total revenues in the nine months ended September 30, 2003 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. If required, and where possible, the Company enters into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated.

The principal raw materials used in the manufacture of the Company’s products and a major component of costs of goods sold are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through changes in the price of resin. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but there is little effect on gross profit. In the aggregate, the lag between the effective date of resin price changes and the effective date of price adjustments to its customers under various pass through mechanisms is approximately equal to the Company’s inventory exposure.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance that:

•	Our transactions are properly authorized;

•	Assets are safeguarded against unauthorized or improper use; and

•	Transactions are properly recorded and reported.

The internal controls permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include realities that judgments in decision making can be faulty and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based on certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or degree of compliance with the policies or procedures related to the control may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls

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

In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003, that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired additional staff and continues to improve documentation to enhance the closing process to address previously identified material weaknesses in the internal controls and procedures for financial reporting as disclosed in the Company’s 2002 annual report filed on Form 10-K. The Company will continue to evaluate its needs in the controls area and respond accordingly.

PART II – Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings relating to Constar, please refer to Constar’s annual report on Form 10-K filed on March 27, 2003, and its quarterly reports on Form 10-Q filed on May 14, 2003 and August 18, 2003.

The Company and certain of its present directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Eastern District of Pennsylvania, Parkside Capital LLC v. Constar International Inc. et al. (Civil Action No. 03-5020), filed on September 5, 2003, and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The complaints generally allege that the registration statement and prospectus for the Company’s initial public offering (the “IPO”) of its common stock on November 14, 2002 contained material misrepresentations and/or omissions regarding the business and financial results of the Company and included false financial results due to the Company’s failure to timely take an impairment charge against the goodwill in the Company’s financial statements. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. The Company believes the claims are without merit and intends to defend against them vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

Form 8-K dated July 30, 2003, pursuant to Item 12, regarding a press release announcing the Company’s 2003 second quarter results.

Form 8-K dated August 15, 2003, pursuant to Item 12, regarding a press release announcing a goodwill impairment charge.

Form 8-K dated September 4, 2003, pursuant to Item 9, regarding guidance furnished pursuant to Regulation FD related to the Company’s restructuring plan and revised earnings projections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: November 14, 2003	By:	/s/ James C. Cook

James C. Cook
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)