Form 10-K
period 2003-12-31
CONSTAR INTERNATIONAL INC
filed 2004-03-12
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant (treating Crown Holdings, Inc. and the Company’s directors and executive officers as the Company’s only affiliates for these purposes) was approximately $81,554,550 (based on the closing price of $7.59).

As of March 10, 2004, 12,498,241 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and Proxy Statement dated March 23, 2004 are incorporated by Reference into Part III hereof. Only those portions specifically cited in Part III hereof as being so incorporated are to be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”,” intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt;

•	The Company’s ability to comply with restrictive covenants contained in the instruments governing its indebtedness or obtain waivers if not in compliance;

•	The Company’s ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for packaging requiring the Company’s proprietary technologies and know-how;

•	Continued conversion from metal, glass and other materials for packaging to plastic packaging;

•	The Company’s relationships with its largest customers, two of which represent a combined total of approximately 45% of the Company’s 2003 consolidated revenues;

•	The success of the Company’s customers in selling their products in their markets;

•	The Company’s ability to manage inventory levels based on its customers’ projected sales;

•	Risks associated with the Company’s international operations;

•	The terms upon which the Company acquires resin and its ability to reflect those terms in its sales;

•	General economic and political conditions, including those that affect the price of oil and petrochemical products such as PET resin;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to control costs;

•	The Company’s ability to achieve improved utilization on its equipment;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	The Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model and enhance its product mix;

•	The Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

PART I

ITEM 1.	BUSINESS

General

Constar International Inc. (the “Company” or “Constar”) is a global producer of PET, or polyethylene terephthalate, plastic containers for food and beverages. Constar manufactures PET containers for conventional PET applications in soft drinks and water and for custom PET applications. Custom PET container applications include food, juices, teas, sport drinks, new age beverages, beer and flavored alcoholic beverages, most of which require advanced technologies, processing know-how or innovative designs.

Some foods and beverages are sensitive to oxygen and require special protective packaging. Oxbar, the Company’s oxygen-scavenging technology, allows Constar to produce the special packaging required for the protection of oxygen sensitive products. We believe Oxbar is the industry’s best performing oxygen barrier technology. The Company has also developed proprietary methods for addressing the challenges of hot-filling PET containers. The Company has experienced many past conversions of product lines to PET, including soft drinks, water, peanut butter and salad dressing. This gives the Company a strong understanding of the market dynamics associated with expected future large scale conversions to PET. The Company is engaged in development projects with leading consumer product companies to deliver the next generation of PET technologies, and has commenced commercial trials and filed patent applications for some of these technologies.

History

Prior to its initial public offering in November 2002, Constar was a wholly owned subsidiary of Crown Holdings, Inc. (“Crown”). The Company was originally incorporated in 1927. From 1969 until it was acquired by Crown in October 1992, Constar operated as an independent publicly held corporation. The Company’s principal executive offices are located at One Crown Way, Philadelphia, PA 19154-4599, and the telephone number is (215) 552-3700.

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

The custom PET container industry is characterized by complex manufacturing processes, unique materials, innovative product designs and technological know-how for products with special requirements. Because of the greater required manufacturing complexity, many custom PET applications have greater profitability and higher barriers to entry than conventional PET.

PET products include both bottles and preforms. Preforms are test tube-shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preforms are utilized in both conventional and custom applications. In the United States, manufacturers generally sell completed bottles. In Europe, manufacturers generally sell preforms.

The PET container business is a rapidly growing component of the United States packaging market due to continued growth in water and isotonics, conversion opportunities from other forms of packaging and the introduction of smaller sized soft drink containers. Most of these conversion opportunities involve the use of advanced or proprietary PET technologies.

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

Historically, conversions to PET from glass have occurred first in larger size bottles within a product category, and then proliferated to smaller sizes. This was the case for two liter soft drinks in the late 1970s, hot-fill gallon juices in the late 1980s, and 1.5 liter water bottles in the mid-1990s, as well as in many food conversions such as edible oil, salad dressings, peanut butter, and mayonnaise. The four main reasons for this phenomenon are:

•	Because larger bottles have less surface area in proportion to volume contained, permeation rates for oxygen and carbon dioxide are less critical to shelf life.

•	The cost of the package in relation to the cost of the product contained is lower in larger bottles. The higher per-bottle costs needed to achieve specialized properties in a large bottle have less impact on a product’s cost per ounce.

•	Larger glass bottles are proportionately heavier because strength is achieved partly by increasing the thickness of the glass, while PET’s intrinsic strength does not require significantly greater wall thickness for large bottles. This issue makes PET bottles cost competitive with, and lighter than, glass bottles.

•	Larger glass bottles are more prone to breakage because of their greater wall surface and weight. Because of their greater mass, they are potentially more damaging when dropped and broken. The shatter resistant nature of PET has even greater importance in larger bottle applications.

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

The Company believes that its conversion opportunities into custom PET packaging are significantly aided by the following economies of scale provided by its conventional PET business:

•	Many of the assets, skills and processes used to manufacture conventional PET products are directly applicable to custom PET manufacturing.

•	Many of the same consumer product companies that buy soft drink and water bottles from Constar are also major buyers of custom containers.

•	Since the Company’s existing plants in the United States are already located in proximity to most major markets, the Company can serve custom PET conversion opportunities by adding equipment to its existing plants. Because the manufacturing process is highly automated, much of the cost of operating a bottle making plant is in indirect overhead spending such as warehousing, facility leasing and general administration, which can be more broadly distributed when more bottle-making activity is combined into a plant.

Key Markets and Products

The Company is a leading producer of PET containers for food and beverages. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, teas, beer and flavored alcoholic beverages. The Company supplies PET products for such well-known brands as Pepsi, Coca-Cola, Dr. Pepper, 7Up, Motts, Peter Pan, Aquafina, Wishbone, Rolling Rock and Smirnoff Ice. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Approximately 76% of the Company’s 2003 revenue was attributable to sales in the United States and approximately 24% was attributable to sales in Europe.

Conventional PET

The Company’s conventional PET sales relate primarily to containers for use in packaging soft drinks and water. In 2003, conventional PET products represented approximately 78% of the Company’s sales.

Soft Drinks. Constar is a leading independent provider of PET containers to the United States soft drinks market. The Company is the largest domestic supplier of PET containers to PepsiCo, as well as a leading supplier to Cadbury Schweppes plc, the maker of Dr. Pepper and 7Up. Constar’s strategy in this market segment is to maintain its relatonships with major customers and grow profitably in the multi-pack, single serve soft drink segment in supermarkets and club stores.

Water. The Company is the largest supplier to PepsiCo’s water brand Aquafina in the United States. Larger water bottlers, including Perrier’s, Nestlé S.A., Groupe Danone and Coca-Cola, predominantly manufacture their own containers. Constar maintains a strong position with a number of independent water bottlers such as Premium Waters and Suntory. Most smaller water bottlers generally buy bottles or preforms from PET bottle merchants. Constar’s strategy in this market is to maintain current relationship’s and grow profitability along with its customers’ growth within this market.

Custom PET

Custom PET products represented approximately 16% of Constar’s sales in 2003. The Company believes that custom PET applications represent significant growth opportunities for the Company. Additionally, custom PET applications generally provide higher margins and have higher barriers to entry than conventional PET, due to greater manufacturing complexity.

Custom PET Technologies

Custom PET technologies are necessary to produce PET bottles for foods and beverages that require advanced technologies for packaging, such as oxygen-scavenger and hot-fill. Scavenger technologies inhibit oxygen from penetrating the packaging, which can cause the flavor and the color of the product to degrade. Hot-fill technologies are used to allow pouring of heat processed beverages into bottles that can withstand high temperatures without deforming. In the past, products requiring these characteristics were generally packaged in glass. Currently available technologies allow these products to be packaged in PET, which is more desirable than glass because of PET’s light weight and shatter resistance.

Oxygen Scavenger. The Company’s Oxbar technology increases product shelf life by inhibiting oxygen from entering the packaging. An additional benefit of Oxbar is that the barrier technology can be incorporated in the preforms from which plastic bottles are blown. This is an important competitive advantage since preforms can be shipped more economically than bottles and allow for the blowing of oxygen-scavenger bottles on the world’s existing base of blow-molding equipment without modification.

Constar is progressing in its effort to develop “monolayer” oxygen-scavenging bottles. As opposed to its existing “multi-layer” oxygen-scavenging bottles, which have Oxbar between two layers of PET, monolayer bottles incorporate the scavenging technology into a single layer container. This will introduce oxygen-

scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multi-layer injection molding. Combined with monolayer Oxbar’s outstanding barrier performance, we believe monolayer Oxbar has both a cost and performance advantage over competing technologies. The Company’s existing Oxbar patents cover monolayer oxygen-scavenging technology, and Constar is testing monolayer bottles for commercial use.

Food. Constar manufactures containers for well-known brands including ConAgra Grocery Products’ Wessen Oil, Healthy Choice peanut butter, Uniliver’s Wishbone Salad Dressings, and Smucker’s Toppings. Constar also produces bottles for some of the largest producers of quality private-labeled food products.

Hot-fill. The Company possesses expertise and patents that enable it to manufacture bottles that can withstand the hot-fill process. Products within this market are filled at temperatures in excess of 180 degrees Fahrenheit. Hot-fill bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Hot-fill bottles also use structural design features that absorb and withstand vacuum created inside the bottle when the contents cool after filling. In response to customer requests for new hot-fill packages, the Company has developed a next generation heat-set container. This new technology allows the Company to produce creative product designs without the structural design features that meet customer requirements and offer the potential for lighter-weight bottles. The Company is currently testing the container for commercial use. Constar supplies hot-fill bottles for brands such as Arizona Iced Tea, Veryfine, and Alfresh. The Company supplies a full range of sizes, from gallon-handed bottles for juices to single serve bottles.

Pasteurization. The Company has expertise and proprietary functional design features that enable its PET bottles to be filled on the same filling lines as glass bottles for pasteurized beer. During pasteurization, the sealed bottle and its contents are subjected to heat, which both increases the internal pressure of the bottle and decreases the rigidity of the bottle. The Company’s pasteurizable bottle has a proprietary base design that resists deformation during this process, and a proprietary neck design that expands slightly under heat and pressure to reduce stress on the base. In line with the Company’s strategy for capturing conversion opportunities, Constar plans to apply its Oxbar technology first to target larger capacity, multi–serve bottle glass conversions and then target smaller, single serve bottle conversions as the market expands.

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s customer contracts contain provisions that allow for the pass through of changes in the price of PET resin. In 2003, the Company’s top five customers accounted for approximately 56% of the Company’s sales, while the Company’s top ten customers accounted for approximately 68% of the Company’s sales. During the same period, purchases by PepsiCo accounted for approximately 34% of the Company’s sales while Coca-Cola accounted for approximately 11% of the Company sales. Other than PepsiCo and Coca-Cola, no customer accounted for more than 10% of the Company’s sales in 2003.

Research and Development

The Company conducts its major technology and product development work, as well as testing and product qualification, in-house. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, Constar’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company paid Crown technology charges of $12.1 million and $13.2 million in 2002 and 2001, respectively. The charges represent payments for technology services, including research and development, product testing, legal expenses and laboratory maintenance from shared Crown facilities. Prior to the initial public offering, the Company was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. Upon completion of the initial public offering, this arrangement was discontinued and the Company’s requirements were thereafter met by hiring PET research and development staff from Crown, by outsourcing with unrelated third–party providers, and through a research and development agreement with Crown Cork and Seal Technologies Corporation. During 2003, the Company paid $1.0 million to Crown for services rendered under this agreement. The Company ceased outsourcing these services to Crown Cork and Seal Technologies during the third quarter of 2003. The Company’s research and development staff have advanced degrees in chemical engineering, mechanical engineering and polymer science. Their skills include statistics, process monitoring, process control, product design, computer assisted design, and computer aided engineering. Typical activities of the staff include:

•	determination of ideal design, lightest weight, and optimum finish;

•	design development to enhance product preference;

•	use of predictive tools to minimize development cycle;

•	unit cavity production and the making of samples;

•	blow-mold trials in the process lab and in the field;

•	setting process parameters and specifications; and

•	assisting its customers’ tests of new containers.

Sales and Marketing

The Company’s management structure includes a senior vice president of sales and marketing, four regional vice presidents of sales and a vice president of marketing. In addition to having responsibility for overseeing regional sales, each vice president of sales also has product line management responsibilities for certain product lines.

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

Competition

PET containers compete with glass bottles, metal cans, paperboard containers and other packaging materials. The Company’s major PET industry competitors in the United States are Amcor Ltd., Ball Corporation, Graham Packaging Company, Owens-Illinois, Inc. and Plastipak Holdings, Inc. In Europe, the competitive landscape is much more fragmented.

Competition in the PET industry is intense. In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Margins are tight in the conventional soft drink and water business, and differentiation is obtained by cost advantage of scale, design and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, the major basis for competition in custom PET applications is technology, since patent protection, know-how, and highly specialized equipment and process techniques are required to manufacture custom PET products. Some of this technology, however, is commercially available.

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

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its oxygen-scavenging technology, as well as patents related to its line of hot-fill bottles. The earliest of the U.S. oxygen-scavenging patents is not due to expire for approximately five years. The Company also owns registrations of, and/or pending applications for registration of, the trademarks CONSTAR, OXBAR and other marks in the United States and various foreign jurisdictions.

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

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath Constar’s Didam facility but it also appears to extend from an upgradient neighboring property. At the request of Dutch authorities, the Company’s environmental consultant is in the process of implementing additional investigations at the facility, the results of which will be submitted to the Dutch authorities. Constar has an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual maybe adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

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

Employees

As of December 31, 2003, the Company employed approximately 1,990 employees, with approximately 1,672 in the United States and approximately 318 in Europe. None of its U.S. employees are unionized, but there are union workers at its Sherburn, United Kingdom plant and its Didam, Netherlands plant. The Company believes that its employee relations are good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

Securities Exchange Act Reports

We maintain an Internet website at the following address: www.constar.net. The information on our website is not incorporated by reference into this annual report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, PA. The Company maintains facilities in the United States and Europe, and has a joint venture interest in Turkey. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
NORTH AMERICA
Philadelphia, Pennsylvania	Headquarters	23,000	Leased
Alsip, Illinois	Research and Development	33,300	Leased
Atlanta, Georgia	Warehouse	145,202	Leased
Atlanta, Georgia(2)	Plant	121,704	Owned
Atlanta, Georgia(2)	Administrative	38,438	Owned
Birmingham, Alabama(3)	Warehouse	66,000	Leased
Birmingham, Alabama(2)(3)	Plant	184,723	Leased
Charlotte, North Carolina	Warehouse	59,250	Leased
Charlotte, North Carolina	Warehouse	127,091	Leased
Charlotte, North Carolina(2)	Plant	83,250	Owned
Cheraw, South Carolina	Plant	134,236	Leased
Collierville, Tennessee	Plant	81,210	Leased
Collierville, Tennessee	Warehouse	136,847	Leased
Dallas, Texas	Plant	198,099	Leased
Dallas, Texas	Warehouse	440,640	Leased
Dallas, Texas	Warehouse	201,661	Leased
Havre de Grace, Maryland (Clark Road)(2)	Plant	437,564	Owned
Havre de Grace, Maryland (Old Bay Lane)	Plant	67,200	Leased
Houston, Texas	Plant	191,537	Leased
Houston, Texas	Warehouse	44,050	Leased
Jackson, Mississippi	Plant	90,435	Leased
Jackson, Mississippi	Sidetrack	800 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas(2)	Plant	236,633	Leased
Newark, Ohio	Warehouse	211,200	Leased
Newark, Ohio(2)	Plant	109,800	Leased
Orlando, Florida	Warehouse	164,640	Leased
Orlando, Florida	Plant	180,332	Leased
Orlando, Florida	Warehouse	180,000	Leased
Reserve, Louisiana(3)	Plant	187,500	Leased
Salt Lake City, Utah	Warehouse	40,000	Leased
West Chicago, Illinois	Warehouse	40,000	Leased
West Chicago, Illinois(2)	Plant	123,100	Owned
EUROPE
Didam, Netherlands	Plant	174,913	Owned
Izmir, Turkey	Plant	69,966	Owned by joint venture
Sherburn, England	Plant	237,000	Owned
Sherburn, England	Warehouse	399,997	Leased

(1)	In square feet, unless otherwise noted.
(2)	These properties are held subject to mortgages granted under the Company’s senior secured credit facility.
(3)	As part of the 2003 restructuring plan, the Company closed manufacturing facilities at Birmingham, Alabama and Reserve, Louisiana.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”), held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc, alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., was infringing one of its U.S. Oxbar-related patents. The complaint alleges that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. This decision allows Constar to pursue the lawsuit that CCK Technologies initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the District Court entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. The court’s schedule for this infringement suit calls for discovery to conclude in the second quarter of 2004, and the Company currently expects that a trial will be held in 2004.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have agreed to dismiss without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit by the plaintiff.

The Company and certain of its present directors have been named as defendants in two putative securities class action lawsuits filed in the United Sates District Court for the Eastern District of Pennsylvania, Parkside Capital LLC v. Constar International Inc¸ et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The complaints generally allege that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions regarding the business and financial results of the Company and included false financial results due to the Company’s failure to timely take an impairment charge against the goodwill in the Company’s financial statements. Plaintiffs claim that defendants in these lawsuits violated Section 11 and Section 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. A lead plaintiff has not yet been designated. The Company believes the claims are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in the discovery stage and the Company believes the claims are without merit and is aggressively defending against the claims. A trial as to only one of the plaintiffs is currently scheduled to commence in August 2004.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

2003	High	Low
Quarter ended December 31, 2003	$5.83	$4.31
Quarter ended September 30, 2003	$9.43	$4.98
Quarter ended June 30, 2003	$9.10	$6.29
Quarter ended March 31, 2003	$12.00	$5.80

2002
Quarter ended December 31, 2002	$12.97	$9.90

At March 10, 2004, there were no shares of preferred stock outstanding.

As of March 10, 2004, there were approximately 23 holders of record of the Company’s common stock. The Company did not declare dividends on its common stock during the year and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2003 the closing price of the common stock was $5.39.

Equity Compensation Plans

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees maybe granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the Option Plans.

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plan is administrated by the Compensation committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2003, 260,335 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2003, 19,500 shares were available for future grants.

Constar’s Employee Stock Purchase Plan permits eligible employees to purchase up to 190,000 shares of Constar common stock from Constar at a 15% discount to market value. Constar may acquire common stock for use under this Plan from authorized but unissued shares, treasury shares, in the open market or in privately negotiated transactions. To date, employees have purchased approximately 7,000 shares under this Plan, all of which were acquired by Constar in the open market. Shares purchased under this Plan are subject to a two-year vesting period.

The following table sets forth certain information as of December 31, 2003 with respect to the equity compensation plans (including individual compensation arrangements) under which the equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	214,665	$12.00	279,835
Equity compensation plans not approved by security holders	0	n/a	0

Total	214,665	n/a	279,835

(1)	Does not include 380,500 shares of restricted stock granted as of December 31, 2003 under the 2002 Plan and Directors Plan. During February 2004, the Company granted an additional 118,000 shares to employees under the 2002 Plan. No executive officers of the Company received shares in connection with the February 2004 grant.
(2)	Includes shares underlying options that may be issued pursuant to the Company’s 2002 Stock-Based Incentive Compensation Plan, the Company’s Non-Employee Directors’ Stock Option Plan and the Company’s Employee Stock Purchase Plan, all three of which were previously approved by Crown Cork & Seal Company, Inc. as our sole stockholder prior to our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

You should read the following selected combined and consolidated financial data in conjunction with the Company’s Combined and Consolidated Financial Statements, including the notes thereto. The Combined and Consolidated Statement of Operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the Combined and Consolidated Balance Sheet data at December 31, 2003, 2002, 2001 and 2000, have been derived from the Company’s Combined and Consolidated Financial Statements that have been audited. The Combined Balance Sheet data at December 31, 1999 was derived from unaudited financial statements and contains all adjustments of a normal and recurring nature necessary to present fairly the financial position and cash flow of Constar.

After the completion of the Company’s initial public offering, Crown transferred to Constar, and Constar transferred to Crown, the Company’s respective interests in certain of its affiliates. With the exception of dividends paid by the Company’s subsidiaries, the combined and consolidated financial data below gives retroactive effect to these transfers for all periods presented.

(in millions, except per share data)	Year ended and as of December 31,
	2003	2002	2001	2000	1999
Combined and Consolidated Statements of Operation Data:
Net Sales	$742.3	$704.3	$745.8	$711.9	$712.8
Cost of products sold, excluding depreciation	657.9	589.2	648.7	610.2	568.4
Depreciation	55.5	55.9	56.5	56.7	57.2

Gross Profit	28.9	59.2	40.6	45.0	87.2

Selling and administrative expenses	23.0	10.8	9.1	9.1	10.0
Management charges		3.6	4.4	4.0	4.2
Research and technology expense	5.2	12.1	13.2	12.5	12.8
Write off of deferred financing costs	0.7
Interest expense, net	34.2	7.0	10.4	13.1	10.6
Foreign exchange adjustments	(1.4)	0.1	0.5	0.3	(1.1)
Provision for restructuring and asset impairments	11.6		2.0	0.7
Goodwill impairment loss (1)	183.0
Amortization of goodwill (1)			12.2	12.2	12.2
Other expenses, net	4.4	0.6	0.1	6.8	2.4

	260.7	34.2	51.9	58.7	51.1
Income (loss) before taxes, minority interest and cumulative effect of a change in accounting	(231.8)	25.0	(11.3)	(13.7)	36.1
Provision for income taxes	11.4	(10.2)	(2.5)	(1.0)	(18.0)
Minority interests	(0.1)	(0.1)	0.2	(0.1)	(0.4)

Income (loss) before cumulative effect of a change in accounting	(220.5)	14.7	(13.6)	(14.8)	17.7
Cumulative effect of a change in accounting for goodwill (1)		(50.1)

Net Income (Loss)	$(220.5)	$(35.4)	$(13.6)	$(14.8)	$17.7

Net Income (Loss) per share
Basic	$(18.38)	$(2.95)	$(1.13)	$(1.23)	$1.48
Diluted	$(18.38)	$(2.95)	$(1.13)	$(1.23)	$1.48

Weighted average common share (in thousands)
Basic	12,000	12,000	12,000	12,000	12,000
Diluted	12,000	12,002	12,000	12,000	12,000
Combined and Consolidated Balance Sheet Data:
Working capital	$57.2	$76.4	$32.8	$103.2	$95.8
Goodwill(1)	148.8	331.8	381.9	394.0	406.2
Total assets	578.3	754.6	761.7	905.9	959.0
Total debt	397.4	377.0	74.3	185.6	192.8
Stockholders’ equity / Owner’s net investment	32.8	246.1	555.9	588.2	614.6

	Year Ended December 31,
(in millions)	2003	2002	2001	2000	1999
Other Data
Cash flows provided by (used in):
Operating activities	30.5	63.3	126.2	43.0	65.9
Investing activities	(50.9)	(29.2)	(12.7)	(33.8)	(30.6)
Financing activities	15.0	(17.7)	(112.8)	(9.9)	(39.7)

EBITDA(2)	(142.2)	87.8	68.0	68.2	115.7
Adjusted EBITDA(3)	58.3	89.2	71.3	78.0	120.5
Capital expenditures	47.1	30.0	23.5	34.9	32.2
Depreciation and amortization	57.5	55.9	68.7	68.9	69.4

(1)	Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and to review for impairment, goodwill and intangible assets deemed to have an indefinite useful life. During the second quarter of 2002, Constar completed its impairment review and recognized an impairment charge as a cumulative effect of a change in accounting principle. During the second quarter of 2003, the Company recorded an impairment charge of $183.0 due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors.
(2)	EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, but EBITDA is a key financial measure used by our senior credit facility lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.
(3)	The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of Adjusted EBITDA may not be comparable to Adjusted EBITDA as defined by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 76% of its 2003 revenues were generated in the United States with the remainder attributable to its European operations. During 2003, one customer accounted for approximately 34% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of 68% of sales during the year. Over 75% of the Company’s sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water and increased sales of smaller, single serve soft drink bottles. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products which are used in such packaging applications as hot-fill beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

The PET packaging industry is experiencing an intensely competitive pricing environment. The Company expects that price erosion will continue. Excess production capacity is one factor that causes price pressure. Another factor is customer consolidation, which can increase the leverage that customers bring to bear in contract negotiations with the Company, or immediately entitle customers to more favorable prices charged to the acquirer. Customer consolidations have recently occurred, and the Company expects that such consolidation will reduce the profits attributable to those customers involved. In addition, many of the Company’s contracts contain provisions that permit customers to terminate their contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. This makes price competition a constant concern, not just an issue that arises upon contract renewal. The Company continues to focus its efforts on effective cost controls, manufacturing efficiencies and overhead reductions in an effort to offset these competitive pressures.

The primary raw material and component cost of the Company’s products is PET resin which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of oil prices, overseas markets and seasonal demand. Substantially all of the Company’s customer contracts contain provisions that allow for the pass through of changes in the price of PET resin. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain resin at favorable prices. However, higher resin prices may impact the Company’s sales where customers have a choice between PET and other forms of packaging.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. The Company believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. Constar’s ability to make capital expenditures is limited by the covenants contained in its credit agreement discussed below. If Constar is awarded a significant volume of conversions over a short period of time, the Company may have to obtain waivers or amendments to these covenants.

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions. The Company currently estimates these price concessions to average approximately $6 million to $16 million annually for each of the next three to five years. The Company is currently in the process of improving its manufacturing processes, updating existing facilities and investing in new technologies in an effort to offset these price concessions with reductions in the cost to manufacture its products. If the Company is not successful in its efforts to reduce its manufacturing costs associated with these products, the Company’s gross profit will likely be adversely affected.

The Company is highly leveraged. The Company’s debt structure consists of a $90 million revolving loan, $123 million term loan, $75 million second lien term loan and $175 million of publicly held senior subordinated notes. As of December 31, 2003, the Company had $25 million outstanding under the revolving loan and was fully drawn on the other instruments. Net interest expense for the year ended December 31, 2003 was $34.2 million, and there is a mandatory paydown of the $123 million term loan of approximately $1.3 million for fiscal 2004. Certain of the debt instruments contain customary affirmative and negative covenants, including covenants related to operating performance and financial leverage. Certain of these covenants were amended during fiscal 2003 to reflect the Company’s recent downturn in operating performance and lowered expectations for future increased profitability. However, these covenants were not amended beyond the period ending June 30, 2005. Therefore, even if the Company achieves its revised business plan, Constar will be required to obtain additional amendments in the future or will be required to seek alternative financing from new lenders or through asset sales.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2003, Crown owned 1,255,000 shares, or 10.5%, of the Company’s common stock. During 2003, the following executive officers of Crown served on Constar’s Board of Directors: John W. Conway, Chief Executive Officer; Frank J. Mechura, Executive Vice President - Americas Division; and Alan W. Rutherford, Chief Financial Officer. On December 16, 2003, Mr. Conway and Mr. Rutherford resigned from the Company’s Board of Directors.

The Company’s historical costs and expenses include charges from Crown for certain centralized corporate services and for the use of Crown’s infrastructure. These allocations were based on methodologies that Crown believed to be reasonable and are consistent with charges made to other Crown operations; however, these allocations may not be indicative of Constar’s future expenses. Certain of these services that had been provided by Crown prior to the Company’s initial public offering are now provided by the Company’s current employees, some of whom were Crown employees. In addition, the Company has a services agreement with Crown under which it receives certain services from Crown. The services provided by Crown under the services agreement include payroll, systems for accounting, reporting, tax, information technology, benefits administration and logistics. See Note 19 of the accompanying Notes to Combined and Consolidated Financial Statements.

Assuming that, throughout the term of the services agreement, Constar does not purchase any optional services from Crown, it does not terminate any of the services to be initially provided by Crown and costs do not increase due to outsourcing of services by Crown, we expect the cost of the services, using currency exchange rates as of February 21, 2004, to be approximately $456,000 per month from January 2004 through November 2004 and approximately $357,000 in December 2004.

The Company’s historical expenses also include a technology fee of approximately 1.8% of net sales assessed by Crown Cork & Seal Technologies Corporation (“CCK Technologies”), a wholly owned subsidiary of Crown. In exchange for this fee, CCK Technologies provided Constar with access to CCK Technologies’ intellectual property related to PET, paid for direct costs related to the Company’s research, development and engineering activities, provided the Company with legal services related to the defense of Constar’s rights to certain technologies, and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction and product and material specifications. Upon completion of Constar’s initial public offering and the contribution of certain technology from CCK Technologies to the Company, this arrangement with CCK Technologies was discontinued and Constar’s technology and research and development requirements were thereafter met by hiring

PET research and development staff from Crown, by outsourcing with unrelated third-party providers, and through a research and development agreement with CCK Technologies. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies.

The Company cannot make assurances that the fees charged to it by Crown under the services agreement reflect the costs of obtaining these services from a third party or of providing these services internally or that these costs will not deviate from the Company’s estimated costs. These agreements were negotiated in the context of a parent/subsidiary relationship and are not on arm’s length terms. However, Constar believes that purchasing these services from Crown for some period of time is the most efficient way to maintain Constar’s operations as it transitions to third party or internal services.

Prior to the completion of the Company’s initial public offering, Crown charged the Company interest expense on the net average intercompany indebtedness the Company owed to Crown based on the average actual interest costs to Crown. The Company believes the methodology that was used to calculate this charge was reasonable but may not be indicative of the Company’s current and future expenses as an independent entity. On October 15, 2002, Constar distributed to Crown a note in the principal amount of $350 million. Prior to the completion of the Company’s initial public offering, the Company’s other intercompany indebtedness to Crown was capitalized. In addition, concurrent with the closing of the Company’s initial public offering on November 20, 2002, the Company issued $175 million of 11% Senior Subordinated Notes due 2012 (“Notes”) at 98.51% of their principal amount and also entered into a $250 million Senior Secured Credit Agreement, consisting of a $150 million seven-year Term Loan (“Term B Loan”) and a $100 million five-year Revolving Loan Facility (“Revolver Loan”). The Company used the proceeds from the Notes and the Term B Loan along with $27.6 million of borrowings under the Revolver Loan to repay the Company’s note to Crown.

Since the completion of the Company’s initial public offering, Crown has been operating Constar’s equipment in Salt Lake City, Utah and Voghera, Italy on the Company’s behalf under manufacturing and supply agreements, and Crown supplies Constar with bottles produced by Crown’s Faba Sirma facility in Parma, Italy. In addition, the Company is supplying Crown with closure components produced by the Company’s facility in Newark, Ohio and has been providing technical services to some of Crown’s joint ventures in the PET preform and container manufacturing business. In addition, Constar has granted Crown a non-exclusive, royalty-free license to use Oxbar technology in products not manufactured with PET and has agreed to share with Crown royalties that the Company earns from licensing Oxbar to third parties. These agreements were negotiated in the context of a parent/subsidiary relationship and are not on arm’s length terms. The Faba and Voghera agreements expired on December 31, 2003 and extensions are being negotiated.

Since its initial public offering, the Company has rented space from Crown for the Company’s principal executive offices at the rate of approximately $31 thousand per month. The lease agreement expired on December 31, 2003 and an extension is being negotiated.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

Acquisitions and Significant Items Affecting the Results of Operations

Impairment of Goodwill

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

During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge in its European reporting unit of approximately $50 million as a cumulative effect of a change in accounting principle as of January 1, 2002.

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with FAS 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of this analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003.

Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were to be eliminated at the affected facilities and production at these locations was to be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. As of December 31, 2003, both facilities had ceased manufacturing operations and a majority of the employees had been terminated. Certain manufacturing equipment has been relocated to other plants, and additional items will be moved during the first six months of 2004. See Note 11 of the accompanying Notes to Combined and Consolidated Financial Statements for additional discussion.

Acquisition

On September 26, 2003, the Company acquired certain manufacturing assets from Carolina Packaging, Inc. and entered into a ten year supply agreement with privately-held Pepsi bottler Carolina Canners, Inc. (“Carolina Canners”) for $4 million. Based on final asset appraisals, the entire purchase price was allocated amongst the machinery and equipment acquired in this transaction. In addition, the Company agreed to purchase on-hand inventory of approximately $2.2 million, which was used to supply Carolina Canners subsequent to the acquisition.

Refinancing

On December 23, 2003, in order to provide for temporary relief from certain covenants and improve short term liquidity, the Company obtained a $75 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown a portion of amounts outstanding under the Revolver Loan. In connection with this refinancing, certain of the financial covenants contained within these debt agreements were amended through the quarter ended June 30, 2005. Also, the paydown on the Term B Loan resulted in a permanent reduction in the principal outstanding while the Revolver Loan’s total availability was reduced from $100 million to $90 million. Beginning October 1, 2004, the Company must maintain at least $30 million in borrowing availability under the Revolver Loan for at least 60 consecutive days between each October 1 and January 31 of the subsequent year.

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

Many of the Company’s products have seasonal demand characteristics typically resulting in higher sales and profits in the second and third quarters compared to the first and fourth quarters. Sales of single service convenience beverage bottles are strongest in the summer months. In 2003, the Company experienced unusually low seasonal demand due to poor weather, slow economic conditions and disruptions in the Turkish market as a result of the threat of war. During the first half of 2003, the Company experienced lower shipments of conventional products and increased competitive pricing conditions which were partly offset by increased sales of custom products and the contractual pass-through to customers of higher resin prices. In addition, unfavorable weather conditions exacerbated the lower domestic demand for the Company’s conventional products. Some potential high-growth product categories are developed first in conjunction with seasonal promotions and in stadium and special events markets. All of Constar’s sales are subject to marketing actions taken by customers as they adjust their mix of product presentations.

The potential for continued conversion to PET from metal, glass and other packaging materials is an important determinant of future demand in the Company’s industry. Constar believes that the potential for continued conversions to PET is significant.

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through the changes in the price of resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but its gross margin is unaffected. In the aggregate, the lag between effective date of resin price changes and the effective date of price adjustments to its customers under various pass-through mechanisms is approximately equal to the Company’s inventory exposure.

In 2003, approximately 24% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

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

Direct and indirect manufacturing costs include labor costs, electricity and other utilities, product handling and storage costs, maintenance expense and other fixed and variable expenses required to operate the Company’s plants. The Company’s cost of products sold also includes expenses for the engineering, production control and manufacturing administration activities that support plant operations.

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

Important determinants of profitability are volume, product mix, and competitive pricing in relation to resin cost. Volume is significant because the capital intensity of PET bottle manufacturing and the highly automated manufacturing process make fixed overhead costs a high percentage of cost of products sold excluding raw materials. Constar’s various products have widely different proportions of variable cost in relation to fixed cost because of their different sizes and weights and because of the different technologies and machine types used to manufacture them. This results in significant differences in the volume effect on profitability for different products. Generally, larger, heavier, and more technologically specialized bottles have higher overhead absorption rates, and therefore have proportionately greater effect on gross profit when volumes vary from period to period. Although price pass-through mechanisms can generally protect profits from short term changes in the market price for resin, it is largely the competitive conditions in the market for the Company’s products that ultimately determine the selling prices for its products.

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

Because resin represents a large component of cost of products sold and since the Company typically passes through changes in resin prices to its customers, Constar believes that period-to-period comparisons of its gross profit as a percent of net sales may not accurately reflect performance, as changes in net sales caused by changes in resin prices will not change gross profit. During periods when resin costs are high the Company’s net sales will tend to rise but there will be little effect on gross profit. The opposite is true during periods of low resin pricing; the Company’s net sales will tend to be lower with little or no decrease in gross profit, causing gross margins to increase.

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

Management Charges

Prior to the closing of the Company’s initial public offering on November 20, 2002, Crown charged the Company certain management fees for payroll, benefits administration, purchasing, information systems and other centrally managed services. The cost of these services was directly charged and/or allocated to the Company using a method that Crown and the Company believed was reasonable. Such charges were not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Constar’s financial results reflect these management charges through the closing of the Company’s initial public offering on November 20, 2002. Since November 20, 2002, the Company has provided these services with its own resources or continued to receive them through services agreements with Crown. All expenses for these services are included in administrative expense.

Research and Technology Expense

Prior to the closing of the Company’s initial public offering on November 20, 2002, the Company paid CCK Technologies, a wholly owned subsidiary of Crown, a charge approximately equal to 1.8% of sales. In return, CCK Technologies provided the Company with access to CCK Technologies’ intellectual property related to PET; paid for the Company’s direct costs of research, development and engineering activities; provided the Company with legal services for the defense of rights for existing technologies; and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications. As of November 20, 2002, this arrangement was discontinued, and the Company’s requirements were thereafter met by hiring PET research and development staff from Crown, by outsourcing with unrelated third-party providers, and through a research and development agreement with CCK Technologies. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies.

Provision for Income Taxes

The effective tax rate on income or loss was 4.9% in 2003 compared to 40.8% in 2002. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 12 to the accompanying Combined and Consolidated Financial Statements.

Interest Expense

Crown charged the Company interest based on the average actual interest costs to Crown on the net average intercompany indebtedness. The Company believes that the methodology used to calculate this charge was reasonable but not necessarily indicative of interest expense that would have been incurred if the Company had been a standalone entity. Subsequent to the Company’s initial public offering, interest expense reflects the increase in average debt outstanding pertaining to the Senior Secured Credit Agreement and the Senior Subordinated Notes.

Other Expenses, Net

Other expenses, net include operating expenses not included elsewhere, such as write offs pertaining to property, plant and equipment, and bad debt expense offset against income items such as gains on sales of used equipment.

Critical Accounting Policies

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting principles are more fully described in Note 3 to the Combined and Consolidated Financial Statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses a combination of market values for comparable businesses and discounted cash flow projections to calculate fair value. If the Company’s share price and operating results sustain an extended decline, this could trigger an impairment review. The Company’s estimates of future cash flows includes assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. During the second quarter of 2003, the Company recognized an impairment charge of $183 million due to the trading price of the Company’s common stock, operating results that reflected lower volumes of domestic conventional product sales, increased handling and shuttling costs, and other factors.

Long-lived assets, which consist primarily of machinery and equipment, buildings, construction in progress and land, are depreciated over their estimated useful lives and are reviewed for impairment in accordance with SFAS No.144 “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of long lived asset, a significant adverse change in the manner which the asset is being used or in its physical condition or a history of operating cash flow losses associated with use of the asset. When such events or changes occurs, the Company estimates the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that the Company must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2004, the Company is using an expected rate of return on plan assets of 8.5% in the U.S. which is unchanged from 2003. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2003 U.S. pension expense by approximately $460,000. A 0.5% change in the discount rate would have changed 2003 U.S. pension expense by approximately $374,000 and 2003 postretirement expense by approximately $74,000.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods by amounts equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

The Company maintains reserves for estimated costs associated with its workers’ compensation and health insurance liabilities. The Company is self insured for health insurance. The Company’s insurers are the direct payors of workers’ compensation claims and the Company is obligated to reimburse the insurers for any payments made. The Company utilizes historical experience and recent expense rates to estimate the reserves necessary for these areas. If an increased level of claims in excess of current estimates were to occur, additional reserves would be required.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard, which became effective for the Company on January 1, 2003, establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligation is to be recorded at fair value in the period in which it is incurred. Adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 (“FAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In the fourth quarter of 2002, effective January 1, 2002, the Company early adopted FAS 145. Among other provisions, the new standard no longer permits gains or losses from the extinguishments of debt to be reported as an extraordinary item unless the extinguishments qualify as extraordinary under the criteria of APB 30. The standard requires that prior gains or losses that were reported as extraordinary items and do not qualify under APB 30 be reclassified within income (loss) from continuing operations. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supersedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003. The Company utilized FAS 146 in connection with recording the impact of the shutdown of two manufacturing operations during fiscal 2003. See Note 11 of the accompanying Notes to Combined and Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The Company’s adoption of this interpretation had no impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation would require immediate consolidation if circumstances warrant such consolidation. In December 2003, the FASB issued FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.”FIN 46 (R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46 (R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15,2003 and by the end of the first reporting period after March 15, 2004 to entities other than SPE’s. The Company analyzed certain leasing arrangements with Crown and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

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

In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s results of operations or financial position. See Note 13 of the accompanying Notes to Combined and Consolidated Financial Statements for the Company’s disclosures in connection with FAS 132.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program potentially to reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

In connection with this Act, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which permits a company that provides prescription drug benefits to make a one-time election to defer accounting for the effects of this Act. Pursuant to this guidance, Constar has chosen to defer recognition of the potential effects of the Act in our 2003 financial statements. This decision was made largely due to the number of open questions about select provisions of the Act and a lack of authoritative accounting guidance concerning certain technical matters. Therefore, the postretirement benefit obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is still pending. Once issued, the guidance will define the specific transition accounting requirements that may require companies to change their current accounting.

Results of Operations

2003 Compared to 2002

Net Sales (dollars in millions)

	2003	2002	Increase (Decrease)
United States	$562.8	$549.7	2.4%
Europe	179.5	154.6	16.1%

Total	$742.3	$704.3	5.4%

Net sales increased by $38.0 million, or 5.4%, to $742.3 million in 2003 from $704.3 million in 2002. In the U.S., net sales increased $13.1 million, or 2.4% to $562.8 million in 2003 when compared to $549.7 million in 2002. In Europe, net sales increased $24.9 million, or 16.1%, to $179.5 million in 2003 from $154.6 million in 2002. Net sales in the U.S. accounted for 75.8% of net sales in 2003 compared to 78.0% of net sales in 2002.

In the U.S., the primary items that impacted net sales in 2003 as compared to 2002 were increased sales of custom products and the contractual pass-through to customers of higher resin prices primarily offset by lower shipments of conventional products and competitive pricing conditions. In addition, unfavorable weather conditions in the spring and summer of 2003 compared to the same period in 2002 exacerbated the lower domestic demand for the Company’s conventional products.

In Europe, the increase in net sales in 2003 compared to 2002 was primarily due to the strengthening of the British Pound Sterling and the Euro against the U.S. dollar as well as increased shipments of both bottles and preforms in 2003.

Gross Profit

Gross profit decreased $30.3 million to $28.9 million in 2003 from $59.2 million in 2002. Contributing to the decline in gross profit was the loss of certain higher margin business to competitors, a shift in demand to smaller, less profitable bottles and higher than anticipated inventory levels leading to increased warehousing and product handling costs. In addition, gross profit was adversely affected by an unfavorable shift in conventional product mix and the implementation of price reductions to extend long-term customer contracts, increase volume and meet competitors’ pricing. The Company also experienced negative developments in certain insurance and benefit related costs.

Selling and Administrative Expenses

Selling and administrative expenses increased by $12.2 million to $23.0 million in 2003 from $10.8 million in 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown. In addition, the Company has incurred an increase in legal expenses, particularly those relating to the Company’s patent infringement claim against a competitor.

Management Charges

Prior to the Company’s initial public offering, Crown charged the Company certain management fees for legal, tax, treasury, central purchasing, internal audit and other centrally managed services. These management charges were $3.6 million in 2002. As of the date of the initial public offering, the management charges from Crown were discontinued.

Research and Technology Expense

Research and technology expenses decreased $6.9 million to $5.2 million in 2003 from $12.1 million in 2002. During 2002, Constar was charged a fee by Crown for research and technology services of approximately 1.8% of net sales. As of November 20, 2002, this arrangement was discontinued and the Company’s requirements were thereafter met through the hiring of former Crown employees, by outsourcing with unrelated third-party providers, and through a research and development agreement with CCK Technologies. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies.

Provision for Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were to be eliminated at the affected facilities and certain production assets at these locations were to be relocated to other manufacturing facilities. As of December 31, 2003, both facilities had ceased manufacturing operations and certain machinery and equipment was being transferred to other manufacturing locations. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. See Note 11 of the accompanying Notes to Combined and Consolidated Financial Statements for additional discussion.

Interest Expense, net

Interest expense increased to $34.2 million in 2003 from $7.0 million in 2002. The increase in interest expense reflected the increase in average debt outstanding incurred in conjunction with the Company’s initial public offering.

Foreign Exchange Adjustments

Foreign exchange adjustments were $1.4 million income in 2003 compared to $0.1 million expense in 2002. The change reflected the impact of the weaker dollar in 2003 compared to 2002.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with FAS 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities during the third quarter of 2003. Based on the results of this analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003.

Write off of Deferred Financing Costs

In connection with the placement of the Second Lien Loan, there was a permanent reduction in the amounts available under the Term B Loan and Revolver Loan of $25 million and $10 million, respectively. As a result of these permanent reductions, the Company wrote off a pro-rata share of the deferred financing costs related to these two loans of approximately $0.7 million.

Other Expenses, Net

Other expenses (income), net were $4.4 million expense in 2003 compared to $0.6 million income in 2002. In connection with the third quarter analysis of asset values, the Company completed a physical inventory of its fixed asset records and identified machinery and equipment that were no longer in use. As a result of this review, the Company has recorded a non-cash charge to earnings of $2.7 million which reflects the net book value of these assets. This charge was recorded in other expense during the third quarter of 2003. In addition, the Company recorded a $1.0 million charge related to a doubtful account receivable.

Provision for Income Taxes

Provision for income taxes was an $11.4 million benefit in 2003 compared to a $10.2 million expense in 2002. Loss before taxes was $231.8 million in 2003 compared to $25.0 million of income in 2002. The effective tax rate was 4.9% in 2003 compared to 40.8% in 2002 due to the effect of the goodwill impairment loss not being deductible. In addition, the Company recorded a valuation allowance to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $220.5 million in 2003 compared to a net loss of $35.4 million in 2002. The increase in net loss 2003 compared to 2002 was primarily due to the goodwill impairment loss, the provision for restructuring and asset impairment,the decline in gross profit and higher interest expense.

Adjusted EBITDA

EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization, and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, but EBITDA is a key financial measure used by our senior credit facility lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.

The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined in 2003 to $(142.2) million from $87.8 million in 2002. After giving effect to the provision for restructuring and asset impairment and the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA would have declined to $58.3 million from $89.2 million. The non-cash accruals consist primarily of $183.0 million of goodwill impairment.

Reconciliation of Adjusted EBITDA to Net loss

(In Millions)	December 31,
	2003	2002
Net loss	$(220.5)	$(35.4)
Add back:
Interest expense	34.2	7.0
Taxes	(11.4)	10.2
Depreciation	55.5	55.9

Cumulative effect of change in accounting for Goodwill		50.1

EBITDA	$(142.2)	$87.8
Adjustments under Senior Secured Credit Agreement	200.5	1.4

Adjusted EBITDA under the Senior Secured Credit Agreement	$58.3	$89.2

2002 Compared to 2001

Net Sales (dollars in millions)

	2002	2001	Increase (Decrease)
United States	$549.7	$580.6	(5.3)%
Europe	154.6	165.2	(6.4)%

Total	$704.3	$745.8	(5.6)%

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

Amortization of Goodwill

Amortization of goodwill was $12.2 million in 2001. Effective January 1, 2002 the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” See Note 7 to the accompanying Combined and Consolidated Financial Statements. In accordance with this new pronouncement the Company ceased amortizing goodwill.

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

Provision for Restructuring and Asset Impairments

The $0.9 million charge in 2002 for the excess of expected lease costs over the related sublease income for certain operations closed in 1997 was recorded in selling and administrative expenses. The 2001 charge of $2.0 million reflects a $0.2 million provision that the Company recorded in the United States for costs associated with the termination of 27 employees and $1.8 million for the write-off of machinery and equipment due to the loss of a customer. The loss of the customer did not have a material impact on net sales or gross profit. See Note 11 in our accompanying Notes to Combined and Consolidated Financial Statements.

Interest Expense,net

Interest expense declined $3.4 million, or 32.7%, to $7.0 million in 2002 from $10.4 million in 2001. The decrease was the result of both a decline in the interest rates charged to the Company by Crown and a reduction in average outstanding indebtedness in 2002 compared to 2001. The $63.3 million cash flow from operating activities in 2002 was primarily used to reduce outstanding indebtedness.

Other Expenses, Net

Other expenses, net increased to $0.6 million in 2002 compared to $0.1 million in 2001 due to an increase in bad debt expense.

Foreign Exchange Adjustments

Unfavorable foreign exchange adjustments decreased $0.4 million to $0.1 million in 2002 from $0.5 million in 2001. These adjustments reflect the impact on our Turkish operations of fluctuations in the exchange rate between the Turkish lira and the U.S. dollar.

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

Net Income (Loss)

Net loss increased $21.8 million, or 160.3%, to $35.4 million in 2002 from $13.6 million in 2001. This was primarily due to the cumulative effect of a change in accounting for goodwill charge of $50.1 million partly offset by an increase in gross profit reflecting higher shipments of higher-margin custom products. In addition, the Company stopped amortizing goodwill effective January 1, 2002 in accordance with the adoption of FAS 142. Income before cumulative effect of a change in accounting was $14.7 million in 2002.

Adjusted EBITDA

EBITDA increased in 2002 to $87.8 million from $68.0 million in 2002. After giving effect to the provision for non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA would have increased to $89.2 million from $71.3 million.

Reconciliation of Adjusted EBITDA to Net loss

(In Millions)	December 31,
	2002	2001
Net loss	$(35.4)	$(13.6)
Add back:
Interest expense	7.0	10.4
Taxes	10.2	2.5
Depreciation	55.9	56.5
Amortization of goodwill		12.2
Cumulative effect of change in accounting for Goodwill	50.1

EBITDA	$87.8	$68.0
Adjustments under Senior Secured Credit Agreement	1.4	3.3

Adjusted EBITDA under the Senior Secured Credit Agreement	$89.2	$71.3

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

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement originally consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. After the $25 million paydown discussed below, the Term B Loan will require annual principal payments of $1.3 million, with a final balloon payment of approximately $116.0 million due on the loan maturity date in November 2009. The proceeds of $322.4 million from the sale of the Notes and the Term B Loan were used to partially repay the Company’s $350 million note that had been issued as a dividend to Crown. The balance was repaid using borrowings under the Revolver Loan. On December 23, 2003 the Company obtained a $75 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver Loan. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amount available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Company must maintain at least $30 million in borrowing availability for 60 consecutive days between each October 1 and January 31 of the subsequent year.

As of December 31, 2003, there was $123.2 million outstanding on the Term B Loan, $25.0 million outstanding on the Revolver Loan and $6.2 million outstanding letters of credit. In addition, as of December 31, 2003, the Company had $16.5 million of cash and cash equivalents on hand as well as $58.8 million of availability under the Revolver Loan.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios. In addition, the Company’s Senior Secured Credit Agreement limits the Company’s ability to make capital expenditures. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent that such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. After June 30, 2005, Constar’s financial covenants and covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005 were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels and reducing warehousing and distribution expenses. The Company has revised its 2004 operating forecasts and believes it will be able maintain compliance with the covenants that exist through mid-2005. The Company anticipates that it may not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurances that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 and no assurances that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

Net cash and cash equivalents decreased to $16.5 million during 2003 primarily due to a $17 million increase in capital spending and a decline in gross profit. Net cash provided by operating activities of $26.4 million was lower than the Company’s capital expenditures requirements of $47.1 million. The Company’s ratio of total debt to total capitalization increased significantly to 92.1% at December 31, 2003 from 60.2% at December 31, 2002 due to the net loss reported during 2003. The Company defines total capitalization as the sum of total debt, minority interests, and stockholders’ equity.

On September 26, 2003, the Company acquired certain manufacturing assets from Carolina Packaging, Inc. and entered into a ten year supply agreement with privately held Pepsi bottler Carolina Canners, Inc. (“Carolina Canners”) for $4 million. Based on final asset appraisals, the purchase price was entirely allocated amongst the value of the manufacturing assets. In addition, the Company purchased approximately $2.2 million of on-hand inventory which was used to supply Carolina Canners subsequent to the acquisition.

The Company believes that cash available under existing credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities through 2004. The Company is in the process of taking significant steps to improve its financial performance, including the initiation of a program to become a lower cost producer of PET packaging with enhanced quality and service; the installation of a forecasting system to provide better analytical tools and accountability reporting; and organizational changes to strengthen the Company’s sales force.

Cash Flow

The following table shows selected cash flow data.

	2003	2002	Increase (decrease)
($ in millions)			Amount	%
Net cash provided by operating activities	$30.5	$63.3	$(32.8)	(51.8)
Net cash used for investing activities	(50.9)	(29.2)	21.7	74.3
Net cash provided by/(used for) financing activities	15.0	(17.7)	32.7	184.8

Net cash provided by operating activities declined $32.8 million, or 51.8%, to $30.5 million in 2003 from $63.3 million in the 2002. A decline in gross profit was the major factor contributing to the decline in cash provided by operating activities.

Net cash used for investing activities increased to $50.9 million in 2003 from $29.2 million in 2002, reflecting an increase in capital spending that was primarily related to expansions of manufacturing capacity at the Dallas and Orlando facilities.

Net cash provided by financing activities was $15.0 million in 2003 reflecting additional borrowings under the Revolver Loan offset by financing obtained in the form of a $75 million Second Lien Loan. This was combined with the proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey. Net cash used for financing activities was $17.7 million in 2002 due to repayments of intercompany borrowings with Crown.

Commitments

	Payments Due by Period
($ in millions)	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$397.4	$1.2	$4.1	$27.6	$364.5
Operating Leases	57.0	13.7	15.9	8.4	19.0
Other Long-Term Obligations	7.6	7.6	—	—	—

Total Contractual Cash Obligations	$462.0	$22.5	$20.0	$36.0	$383.5

At December 31, 2003, the Company had certain commitments that will require future outlays of cash. Commitments related to future minimum lease payments under long-term operating leases, principally for real estate, are $13.7 million for 2004, $8.8 million for 2005, $7.1 million for 2006, $4.4 million for 2007, $4.0 million for 2008 and $19.0 million thereafter. Commitments related to future expenditures on approved capital projects are $7.6 million for 2004. The Company will be required to pay $1.3 million of principal annually with respect to the Term B Loan. The Revolver Loan matures in 2007, the Term B Loan matures in 2009, and the Company’s $175 million of subordinated notes mature in 2012. In addition, the Second Lien Loan of $75 million matures in 2010. These amounts exclude interest expense to be paid in connection with the loans discussed above. Annual interest expense, net for fiscal 2003 was approximately $34.2 million. There were no other commitments outstanding at December 31, 2003 that were material to the Company’s financial condition. See Note 10 to the accompanying Notes to Combined and Consolidated Financial Statements for information related to the Notes and the Senior Secured Credit Agreement.

In addition, the Company expects to make cash contributions to its domestic pension plan of approximately $1.0 million during 2004. Cash contributions in subsequent years will depend on a number of factors including the performance of plan assets.

Capital Expenditures

Capital expenditures increased $17.1 million, or 57.0%, to $47.1 million in 2003 from $30.0 million in 2002.

New capital investments for 2003 included the following:

•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in conventional products; and

•	Purchase of new molds.

Capital expenditures increased $6.5 million, or 27.7%, to $30.0 million in 2002 from $23.5 million in 2001.

New capital investments for 2002 included the following:

•	Acquisition of new equipment for productivity improvement and capacity expansion; and

•	Purchase of new molds.

In order to serve its existing customers, and to participate in the conversion to PET from glass or aluminum that the Company expects in both the custom and conventional PET markets, Constar will require significantly greater rates of capital investment over the coming years than in the past. Generally, the Company intends to purchase new equipment only after entering into long-term customer contracts that justify additional capacity. A single high speed production unit costs approximately $10 million and investments may occur in increments of two, three or more production units. It is Constar’s experience from previous large-scale conversions to PET bottles that whole product lines generally convert at once in conjunction with regional or national marketing campaigns. The Company’s customers require an ability to meet timelines for commitment of capacity expansion and implementation of project plans. Additionally, because of the large volumes controlled by the major consumer product companies that are its customers, many of the capacity investments the Company makes may be fully or largely committed to agreements with only one customer each.

Constar’s ability to make capital expenditures is limited by the covenants contained in its Senior Secured Credit Agreement. These covenants are based on cumulative spending since June 30, 2003 and therefore allow for the carry forward of any spending below forecasted levels in previous periods. Based on spending since June 30, 2003, the Company’s limit under this covenant is approximately $30 million during fiscal 2004. The Company currently forecasts spending approximately $23 million to $27 million on capital projects during 2004.

Equipment suppliers to the Company’s industry have continually made improvements in output and performance at lower capital cost per unit of output. Subject to demand for the capacity, the Company seeks to maintain and improve its competitive cost position by acquiring state of the art equipment that has the lowest operating and capital cost per unit of output on each occasion that the Company increases capacity. Constar believes that it is advantaged by opportunities that exist to deploy existing high speed equipment in some of the newly converting specialty custom applications, enhancing both operating efficiency and capital efficiency throughout its system.

Environmental Matters

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Didam facility but it also appears to extend from an upgradient neighboring property. At the request of Dutch authorities, the Company’s environmental consultant is in the process of implementing additional investigations at the facility, the results of which will be submitted to the Dutch authorities. At December 31, 2003, the Company had an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

Stockholders’ Equity

Stockholders’ equity decreased to $32.8 million at December 31, 2003 from $246.1 million at December 31, 2002. The decrease was primarily due to a net loss of $220.5 million for the year.

Stockholders’ equity decreased $309.8 million to $246.1 million at December 31, 2002 from $555.9 million at December 31, 2001. The decrease was primarily due to a net loss of $35.4 million for the year, and a dividend payment to Crown of $351.7 million, which was partially offset by capital contributions from Crown of $72.2 million. Constar paid cash dividends of $351.7 million in 2002 to Crown and $0.9 million in 2001 to affiliates of Crown who had direct ownership interests in the Company’s operations in the U.S., in the UK and in Turkey.

Inflation

Inflation has not had a significant impact on the Company’s operations over the past three years and Constar does not expect it to have a significant impact on its results of operations or financial condition in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, Constar is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 24% of total revenues from sales in foreign currencies during the year ending December 31, 2003. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Approximately 2% of total revenues in 2003 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At December 31, 2003, there were no foreign currency derivatives outstanding.

The Company’s borrowings under the Revolver Loan, Term B Loan and Second Lien Loan bear interest rates based on either a floating rate Base Rate or the LIBOR Rate. Therefore, the Company has an exposure to interest rate risk. However, both the Revolver Loan and Term B Loan contain an interest rate floor which is defined as the greater of either 2% or the LIBOR rate. As of March 9, 2004, the floor of 2% was higher than the LIBOR rate of approximately 1.10%. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s customer contracts contain provisions permitting it to pass through the changes in the price of resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but its gross profit is unaffected. In the aggregate, the lag between effective date of resin price changes and the effective date of price adjustments to its customers under various pass-through mechanisms is approximately equal to the Company’s inventory exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTAR INTERNATIONAL INC.

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Boards of Directors and Stockholders

of Constar International Inc.:

In our opinion, the combined and consolidated balance sheets and the related combined and consolidated statements of operations, of stockholders’ equity and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company changed its method of accounting for goodwill in 2002. In addition, as discussed in Note 19, the Company has significant transactions with Crown Holdings, Inc., its former parent.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2004

Constar International Inc.

Combined and Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$16,478	$20,913
Accounts receivable, net (Note 4)	66,057	55,024
Accounts receivable - related party (Note 19)	922	350
Inventories, net (Note 5)	82,368	85,907
Deferred income taxes (Note 12)	6,755	4,608
Prepaid expenses and other current assets	6,887	5,222

Total current assets	179,467	172,024

Property Plant and Equipment, net (Note 6)	223,925	235,122
Goodwill (Note 7)	148,813	331,813
Other Assets (Note 8)	26,136	15,614

Total assets	$578,341	$754,573

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt (Note 10)	$1,248	$1,500
Accounts payable	79,753	61,496
Accrued liabilities (Note 9)	35,001	28,652
Accounts payable – related party (Note 19)	4,146	2,931
Income taxes payable	2,146	1,079

Total current liabilities	122,294	95,658
Long-term debt, net of current portion (Note 10)	396,170	375,517
Pension and post-retirement liabilities (Note 13)	8,267	7,729
Deferred income taxes (Note 12)	10,944	20,872
Other liabilities (Note 14)	5,567	5,386

Total liabilities	543,242	505,162

Commitments and Contingent Liabilities (Note 22)
Minority Interests	2,285	3,289
Stockholders’ equity
Common stock, $.01 par value – 75,000,000 shares authorized at December 31, 2003 and 2002; 12,380,500 and 12,015,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	120	120
Preferred stock, $.01 par value – 5,000,000 shares authorized; None issued or outstanding at December 31, 2003 and 2002
Additional paid-in capital	275,070	273,172
Accumulated other comprehensive loss	(18,300)	(25,322)
Unearned compensation	(1,852)	(173)
Retained earnings	(222,224)	(1,675)

Total stockholders’ equity	32,814	246,122

Total Liabilities and Stockholders’ Equity	$578,341	$754,573

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Net customer sales	$739,657	$700,490	$742,772
Net related party sales (Note 19)	2,632	3,838	3,055

Net sales	742,289	704,328	745,827

Cost of products sold, excluding depreciation	657,869	589,259	648,717
Depreciation	55,488	55,863	56,468

Gross profit	28,932	59,206	40,642

Operating expenses:
Selling and administrative expenses	23,040	10,809	9,058
Management charges	—	3,648	4,382
Research and technology expenses	5,220	12,129	13,213
Write off of deferred financing costs (Note 8)	751
Interest expense, net	34,221	7,037	10,433
Foreign exchange adjustments	(1,468)	74	537
Provision for restructuring and asset impairment (Note 11)	11,557	—	2,015
Goodwill impairment loss (Note 7)	183,000	—	—
Amortization of goodwill	—	—	12,162
Other expenses, net (Note 17)	4,429	550	152

Total operating expenses	260,750	34,247	51,952

Income (loss) before taxes and cumulative effect of change in accounting	(231,818)	24,959	(11,310)
Benefit (provision) for income taxes (Note 12)	11,362	(10,170)	(2,527)
Minority interests	(93)	(118)	258

Income (loss) before cumulative effect of change in accounting	(220,549)	14,671	(13,579)
Cumulative effect of change in accounting for goodwill	—	(50,059)	—

Net loss	$(220,549)	$(35,388)	$(13,579)

Per common share data:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$(18.38)	$1.22	$(1.13)
Cumulative effect of change in accounting for goodwill	—	(4.17)	—

Net loss	$(18.38)	$(2.95)	$(1.13)

Weighted Average Shares Outstanding:
Basic	12,000	12,000	12,000
Diluted	12,000	12,002	12,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Stockholders’ Equity

(in thousands)

	Comprehen- sive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compen- sation	Owner’s Net Investment	Retained Earnings	Total
Balance, December 31, 2000		—	—	(14,617)	—	602,780	—	588,163
Net loss	$(13,579)					(13,579)		(13,579)
Translation adjustments	(1,555)			(1,555)				(1,555)
Minimum pension liability adjustment, net of tax	(16,231)			(16,231)				(16,231)

Comprehensive loss	$(31,365)
Dividends						(926)		(926)

Balance, December 31, 2001		—	—	(32,403)	—	588,275	—	555,872
Net loss	$(35,388)					(33,713)	(1,675)	(35,388)
Translation adjustments	5,051			5,051				5,051
Minimum pension liability adjustment, net of tax	2,030			2,030				2,030

Comprehensive loss	$(28,307)

Capital contributions from Crown						8,701		8,701
Dividends paid to Crown						(351,673)		(351,673)
Costs associated with initial public offering						(2,000)		(2,000)
Non-cash capital contribution from Crown						63,522		63,522
Earned compensation on restricted stock					7			7
Issuance of restricted stock			180		(180)			—
Capitalization of owner’s net investment as a result of the initial public offering		120	272,992			(273,112)		—

Balance, December 31, 2002		120	273,172	(25,322)	(173)	—	(1,675)	246,122
Net loss	$(220,549)						(220,549)	(220,549)
Translation adjustments	6,124			6,124				6,124
Minimum pension liability
Adjustment, net of tax	898			898				898

Comprehensive loss	$(213,527)

Issuance of restricted stock			1,898		(1,898)
Earned compensation on restricted stock					219			219

Balance, December 31, 2003		$120	$275,070	$(18,300)	$(1,852)	$—	$(222,224)	$32,814

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(220,549)	$(35,388)	$(13,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	183,000	—	—
Depreciation and amortization	57,491	55,863	68,630
Provisions for restructuring and asset impairments	11,557	—	—
Deferred income taxes	(12,075)	(5,270)	(4,352)
Write off of deferred financing costs	751	—	—
Write off of fixed assets	2,674	—	—
Cumulative effect of a change in accounting for goodwill	—	50,059	—
Changes in assets and liabilities, net:
Receivables	(8,064)	815	36,645
Inventory	6,078	(14,538)	30,358
Trade payable – related party, net	(861)	1,249	2,472
Accounts payable and accrued liabilities	20,687	701	1,665
Other, net	(10,186)	9,810	4,366

Net cash provided by operating activities	30,503	63,301	126,205

Cash flows from investing activities
Purchases of property, plant and equipment	(47,067)	(29,963)	(23,543)
Proceeds from sale of property, plant and equipment	127	733	1,343
Acquisition of business	(4,000)
Proceeds from cash surrender value of life insurance		—	9,499

Net cash used in investing activities	(50,940)	(29,230)	(12,701)

Cash flows from financing activities
Net change in long-term balances due to related party	—	(36,704)	(111,076)
Capital contributions	—	8,701	—
Proceeds from issuance of Senior Subordinated Notes	—	172,392	—
Proceeds from Revolver Loan	130,000	55,000	—
Repayment of Revolver Loan	(160,000)	—	—
Proceeds from Term B Loan	—	150,000	—
Repayment of Term B Loan	(26,437)	(375)	—
Proceeds from Second Lien Loan	75,000	—	—
Proceeds from other debt	1,547	—	—
Dividends paid to Crown and its affiliates	—	(351,673)	(926)
Costs associated with initial public offering and debt financing	(4,102)	(13,700)	—
Minority dividends paid	(1,024)	(1,367)	(758)

Net cash provided by (used in) financing activities	14,984	(17,726)	(112,760)

Effect of exchange rate changes on cash and cash equivalents	1,018	814	(49)

Net change in cash and cash equivalents	(4,435)	17,159	695
Cash and cash equivalents at beginning of period	20,913	3,754	3,059

Cash and cash equivalents at end of period	$16,478	$20,913	$3,754

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$32,509	$4,342	$10,433
Income taxes	$399	$12,307	$7,331

The accompanying notes are an integral part of these combined and consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands unless otherwise noted)

1.    Basis of Presentation

These combined and consolidated financial statements include the accounts of Constar International Inc. (the “Company” or “Constar”), its wholly-owned subsidiaries and a majority interest in a joint venture.

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

The Company operates 13 plants in the United States and 3 plants in Europe. The European plants are in the U.K., the Netherlands and Turkey. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications. Two additional operations are located in plants that also contain other Crown businesses. The balances and results of the Salt Lake City PET bottle operations were included based on specific identification and, in some cases, management’s estimates. The balances and results of the Voghera, Italy PET bottle operations, which principally serves one customer, were included based on specific identification, management’s estimates and allocations to the Constar business using a method that Crown management believes is reasonable. After the initial public offering the equipment at these two facilities was leased to Crown. Crown will operate the facilities under agreements to manufacture and supply PET bottles and preforms to Constar, and to its customers on behalf of Constar. See Note 19 of Combined and Consolidated Financial Statements for Related Party Transactions.

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

3.    Summary of Significant Accounting Policies

Basis of Combination

All significant intercompany balances and transactions have been eliminated. Transactions between Constar and other Crown operations have been identified in the Combined and Consolidated Financial Statements as transactions among affiliates. Certain prior year items have been reclassified to conform with fiscal 2003 presentation.

Cash and Cash Equivalents

Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Certain funds are held at financial institutions which amounts are in excess of federally insured limits.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

The U.S dollar is the functional currency for Constar’s operation in Turkey. Local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Exchange rates used to translate the results of operations and the balance sheets were as follows:

	For the Year Ended December 31,
	2003	2002	2001
Statements of operations
British pound to USD	1.64	1.50	1.44
Euro to USD	1.13	0.95	0.90

Balance sheets
British pound to USD	1.78	1.61	1.45
Euro to USD	1.25	1.05	0.89

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. During 2003, Constar sold products to Crown in conjunction with the Newark and Voghera Agreements. Constar recognized revenue related to sales under these agreements consistent with its revenue recognition policies to third parties. See Note 19 for a description of related party transactions.

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Effective January 1, 2002, goodwill, which represents the excess of the purchase price over the estimated fair value of the identifiable net assets of companies acquired to date, is no longer being amortized, and will be tested for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Goodwill is impaired if the net book value of a reporting unit exceeds its estimated fair value. Fair value of the reporting units is estimated based upon discounted cash flow analyses and the use of market multiples. At least once per year and more routinely in the event that facts and circumstances indicate that the carrying value may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from its undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value. See Note 7 for a description of the Company’s write-downs in accordance with this policy.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. Maintenance and repairs are expensed as incurred. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate.

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

Restructuring

As of January 1, 2003, the Company records restructuring charges in accordance with SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The Company followed these guidelines in connection with recording the impact of the shutdown of two manufacturing operations during fiscal 2003. See Note 11 for additional discussion.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk Management Contracts

In the normal course of operations, the Company may enter into contracts to manage its exposure to fluctuations in foreign currency exchange rates. Such exposures may arise from foreign currency-denominated receivables and obligations, anticipated transactions or firm commitments. The gains or losses on these contracts generally offset changes in the value of the related exposures. At December 31, 2003 and 2002, the Company had no contracts outstanding to manage its exposure to fluctuations in foreign currency exchange rates.

Interest Expense

Subsequent to the closing of the Company’s initial public offering, the Company records interest expense based on the actual interest rates and amounts outstanding under its debt agreements. Prior to the closing of the Company’s initial public offering, interest expense was charged from Crown and principally reflects the interest cost on the net average intercompany indebtedness. Management believes the methodology was reasonable but it was not necessarily indicative of the cost that would have been incurred if Constar had been operated as a standalone entity. Interest rates charged by Crown were based on Crown’s external rates. No such charges were made subsequent to the initial public offering at November 22, 2002. Interest rates charged in 2002 and 2001 were as follows:

	For the Year Ended December 31,
	2002	2001
United States	4.1%	6.4%
United Kingdom	6.0%	6.0%
Netherlands	4.6%	5.6%

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are deemed to be indefinitely reinvested in those operations. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Prior to the initial public offering, Constar did not file separate tax returns in each of the various countries in which it operates, except for Turkey. Instead, the taxable income was included in the consolidated tax returns of Crown affiliates in each country. Subsequent to the initial public offering, Constar files separate tax returns and reflects the application of the asset and liability method for computing income taxes. The accompanying Combined and Consolidated Financial Statements through December 31, 2002 reflect tax computations through November 20, 2002 as if Constar filed separate tax returns in each of these jurisdictions and reflect the application of the asset and liability approach for all periods presented. The current tax provision, where applicable, is assumed to have been paid to the consolidated tax group in the period incurred.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 23 for an additional discussion regarding the Company’s stock plans.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not record compensation expense related to its stock option plan for the years ended December 31, 2003 and December 31, 2002 because grants were at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants in 2003, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	2003	2002
Net loss
As reported	$(220,549)	$(35,388)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	142
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards, net of related tax effects	(319)	(32)

Pro forma	$(220,726)	$(35,420)

Basic loss per share
As reported	$(18.38)	$(2.95)
Pro forma	(18.39)	(2.95)
Diluted loss per share
As reported	$(18.38)	$2.95)
Pro forma	(18.39)	(2.95)

Net Loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Net loss per share assuming dilution considers the potential issuance of common shares under the Company’s stock option plan, based on the treasury stock method. The treasury stock method assumes use of exercise proceeds to repurchase common stock at the average fair market value in the period.

Research and Technology

Research, development and engineering expenditures, which amounted to $5.2 million, $12.1 million and $13.2 million in 2003, 2002 and 2001, respectively, are expensed as incurred and reported in research and technology expenses in the Combined and Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products and designing significant improvements to existing products. Prior to the closing of the Company’s initial public offering on November 20, 2002, research and technology expenses represented charges from CCK Technologies approximately equal to 1.8% of sales. In return, CCK Technologies provided the Company with access to CCK Technologies’ intellectual property related to PET; paid for the Company’s direct cost of research, development and engineering activities; provided the Company with legal services for the defense of rights for existing technologies; and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications. As of November 20, 2002, this arrangement was discontinued and the Company’s requirements were thereafter met through Constar employees, by outsourcing with unrelated third-party providers, and a research and development agreement with CCK Technologies. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies. The Company expects that future research and technology expense will be less than has been incurred under the agreement with CCK Technologies. See Note 19.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard, which became effective for the Company on January 1, 2003, establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligation is to be recorded at fair value in the period in which it is incurred. Adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 (“FAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In the fourth quarter of 2002, effective January 1, 2002, the Company early adopted FAS 145. Among other provisions, the new standard no longer permits gains or losses from the extinguishments of debt to be reported as an extraordinary item unless the extinguishments qualify as extraordinary under the criteria of APB 30. The standard requires that prior gains or losses that were reported as extraordinary items and do not qualify under APB 30 be reclassified within income (loss) from continuing operations. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supersedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard is effective for exit or disposal activities initiated on or after January 1, 2003. The Company utilized FAS 146 in connection with recording the impact of the shutdown of two manufacturing operations during fiscal 2003. See Note 11 of the accompanying Notes to Combined and Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The Company’s adoption of this interpretation had no impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation would require immediate consolidation if circumstances warrant such consolidation. In December 2003, the FASB issued FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46 (R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46 (R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15,2003 and by the end of the first reporting period after March 15, 2004 to entities other than SPE’s. The Company analyzed certain leasing arrangements with Crown and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s results of operations or financial position. See Note 13 of the accompanying Notes to Combined and Consolidated Financial Statements for the Company’s disclosures in connection with FAS 132.

4.     Accounts Receivable

	December 31,
	2003	2002
Trade and note receivables	$64,215	$52,471
Less: allowance for doubtful accounts	(2,970)	(941)

Net trade receivables	61,245	51,530
Value added taxes recoverable	4,429	2,927
Miscellaneous receivables	383	567

	$66,057	$55,024

Beginning in 2001, the U.S. operations participated in a North American receivables securitization program in the management of cash flow activities. Receivables securitization transactions are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement for SFAS No. 125),” which was adopted for accounting purposes by Crown on April 1, 2001. After the initial public offering, the Company no longer participated in this securitization program.

5.     Inventories

	December 31,
	2003	2002
Finished goods	$48,346	$51,812
Raw materials and supplies	34,022	34,095

	$82,368	$85,907

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $918 and $262 as of December 31, 2003 and 2002, respectively.

6.    Property, Plant and Equipment

	December 31,
	2003	2002
Buildings and improvements	$70,208	$68,107
Machinery and equipment	628,940	601,013
Less: accumulated depreciation and amortization	(493,751)	(453,478)

	205,397	215,642
Land and improvements	3,928	3,736
Construction in progress	14,600	15,744

	$223,925	$235,122

During 2003 and 2002, the Company capitalized approximately $1.5 million and $.1 million, respectively, of interest costs.

In 2000, the U.K. operation purchased equipment from a customer for $7,599, of which $964 was paid in 2003, $1,794 was paid in 2002, $2,319 was paid in 2001 and $2,235 was paid in 2000. The final payment is due in 2004.

7.     Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses the market value of its common stock plus a control premium to calculate fair value. If the Company’s share price and operating results sustain an extended decline, this could trigger an impairment review.

The impact of prior year goodwill amortization to reported earnings was as follows:

2001
Income (loss) before cumulative effect of a change in accounting	$(13,579)
Add back: goodwill amortization	12,162

Adjusted income (loss) before cumulative effect of change in accounting	$(1,417)

Basic and diluted per share
Income (loss) before cumulative effect of change in accounting	$(1.13)
Add back: goodwill amortization	1.01

Adjusted income (loss) before cumulative effect of a change in accounting	$(.12)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, Constar’s operations were reported through Crown’s Americas and Europe reporting segments. However, the operations within Europe and the U.S. are similar in the nature of their products, production processes, the types of classes of customers for products and the methods used to distribute products. Accordingly, Constar has only one reporting segment but has identified the following reporting units as of January 1, 2002: United States and Europe. In connection with Constar’s transitional impairment review, recorded goodwill was determined to be impaired in the European reporting unit. During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge of approximately $50 million as a cumulative effect of a change in accounting principle as of January 1, 2002.

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales related to weather conditions, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with FAS 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of this analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003.

A reconciliation of goodwill is presented below:

Balance as of December 31, 2001	$381.872
Fiscal 2002 impairment	(50,059)

Balance as of December 31, 2002	331,813
Fiscal 2003 impairment	(183,000)

Balance as of December 31, 2003	148,813

8.    Other Assets

	December 31,
	2003	2002
Cash surrender value of life insurance	$1,480	$1,401
Deferred underwriter fees	12,974	11,513
Prepaid contract fees	5,333	—
Customer tooling	4,070	—
Pension intangible	1,302	1,606
Other	977	1,094

	$26,136	$15,614

The pension intangible at December 31, 2003 and December 31, 2002 was recognized in accordance with SFAS 87, “Employers’ Accounting for Pensions.” In accordance with that standard, an additional minimum pension liability was recognized to the extent of the unfunded accumulated benefit obligation, and an intangible asset of $1,302 and $1,606 at December 31, 2003 and December 31, 2002 respectively was recognized to the extent of the unrecognized prior service cost. The deferred underwriter fees related to Constar’s Senior Secured

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreements, Senior Subordinated Notes and the Second Lien Loan are being amortized over the remaining terms of the respective agreements. The Company completed its appraisals of machinery and equipment purchased in connection with the acquisition of machinery and equipment as discussed in Note 25. The Company had originally allocated approximately $2.1 million of the purchase price to a ten year supply agreement. The final allocation of the $4 million purchase price resulted in the entire balance being applied to the manufacturing assets.

In connection with certain customer sales agreements, the Company purchases tooling specific to that customer’s products and the Company is reimbursed for these costs as product is sold to the customer. These assets are owned by the customer but the contracts stipulate that the Company will be fully reimbursed upon termination of the agreement.

During fiscal 2003, the Company made certain payments to customers in connection with obtaining or extending long term contracts. The Company amortizes these fees over the term of the agreement.

In connection with the placement of the additional second lien term loan discussed in Note 10, there was a permanent reduction in the amounts available under the Company’s seven year term loan and the revolving credit facility. As a result of these permanent reductions, the Company wrote off a pro-rata share of the deferred financing costs related to these two facilities of approximately $0.7 million.

9.     Accrued Liabilities

	December 31,
	2003	2002
Salaries, wages and other employee benefits	$13,060	$12,138
Accrued value added taxes	3,818	3,699
Interest	1,823	2,546
Pension	2,000	1,974
Restructuring	3,947	465
Environmental	198	210
Other accrued taxes	1,889	1,804
Postretirement	800	950
Other	7,486	4,866

	$35,001	$28,652

Other includes $317 and $964 in 2003 and 2002, respectively, for installment payments due on the purchase of equipment from a customer in 2000.

The balance in the environmental accrual represents costs which are expected to be incurred by the Netherlands operation in connection with a release of hazardous substances as discussed in Note 22.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Senior Subordinated Notes and Credit Facilities

Debt	2003	2002
Short-term
Term B Loan	$1,248	$1,500

Total Short-term debt	$1,248	$1,500

Long-term
Revolver	$25,000	$55,000
Term B Loan	121,940	148,125
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(2,317)	(2,608)
Second Lien Term Loan	75,000	—
Other	1,547

Total Long-term debt, net of current portion	$396,170	$375,517

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement originally consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. On December 23, 2003, in consideration for the payment of fees and expenses of approximately $5.0 million, the Company obtained a $75 million Second Lien Term Loan due December 23, 2010 (“Second Lien Loan”). The Second Lien Loan bears interest at a rate of LIBOR plus 800 basis points. The net proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver Loan. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amounts available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Company must maintain at least $30 million in borrowing availability under the Revolver Loan for at least 60 consecutive days between each October 1 and January 31 of the subsequent year.

As of December 31, 2003, there was $123.2 million outstanding on the Term B Loan, $25.0 million outstanding on the Revolver Loan and $6.2 million outstanding letters of credit. In addition, as of December 31, 2003, the Company had $16.5 million of cash and cash equivalents on hand as well as $58.8 million of availability under the Revolver Loan.

The Term B Loan requires annual principal payments of approximately $1.3 million until final payment is due in November 2009. No other principal repayments are scheduled for the other loans until their respective maturity dates.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios. In addition, the Company’s Senior Secured Credit Agreement limits the Company’s ability to make capital expenditures. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s Adjusted EBITDA, as defined in the Senior Secured Credit Agreement, in the second quarter of 2003, the Company would not have been in compliance with the Total Leverage ratio covenant of the Senior Secured Credit Agreement at June 30, 2003. On July 28, 2003, in consideration for the payment of a fee of $0.3 million, the Company obtained an amendment from its Senior Secured Credit Agreement lenders with respect to compliance with the Total Leverage ratio and the Senior Leverage ratio as of June 30, 2003. The Company was in compliance with these revised covenants as of June 30, 2003.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. After June 30, 2005, Constar’s financial covenants and covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005 were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reduction in employment levels and operating costs, closing certain production facilities, decreasing inventory levels and reducing warehousing and distribution expenses. The Company has revised its 2004 operating forecasts and believes it will be able maintain compliance with the covenants that exist through mid-2005. The Company anticipates that it may not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurances that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 and no assurances that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company’s Senior Secured Credit Agreement limits the Company’s ability to make capital expenditures. In order to satisfy significant business awards, including those relating to conversions from others forms of packaging, the Company may need to purchase additional equipment. To the extent that such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

Senior Subordinated Notes. On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually on each December 1 and June 1, commencing on June 1, 2003. The net proceeds from the Notes offering and the Term B Loan, as well as a portion of the initial borrowings under the Revolver Loan were used to repay indebtedness to Crown Holdings, Inc.

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

11.    Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were to be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003, primarily related to adjusting the assets to salvage value. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the restructuring liability as of December 31, 2003 is as follows:

	Contract and Lease Termination Costs	Severance Termination Benefits	Total
Balance at December 31, 2000	$918		$918
Provisions		255	255
Payments	(225)	(255)	(480)

Balance at December 31, 2001	$693	—	693

Provisions	941		941
Payments	(420)		(420)

Balance at December 31, 2002	$1,214	—	$1,214

Provisions	3,574	1,285	4,859
Payments	(991)	(935)	(1,926)

Balance at December 31, 2003	$3,797	350	$4,147

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $941. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997. The balance in the restructuring reserves at the end of 2003 primarily represent the excess of expected lease costs over the related sublease income and other exit costs from certain operations closed in 2003 and 1997 and will be paid over the next three years.

In connection with the third quarter analysis of asset values, the Company completed a physical inventory of its fixed asset records and identified machinery and equipment that were no longer in use. As a result of this review, the Company has recorded a non-cash charge to earnings of $2.7 million which reflects the net book value of these assets. This charge was recorded in “Other expenses (income), net” during the third quarter of 2003.

12.    Income Taxes

Pre-tax income/(loss) was taxed under the following jurisdictions:

	Year Ended December 31,
	2003	2002	2001
U.S.	$(235,305)	$27,558	$(5,843)
Europe	3,487	(2,599)	(5,467)

	$(231,818)	$24,959	$(11,310)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current tax provision:
U.S.	$(653)	$15,193	$5,022
Europe	1,366	247	1,857

	713	15,440	6,879

Deferred tax provision:
U.S.	(12,106)	(5,146)	(2,969)
Europe	31	(124)	(1,383)

	(12,075)	(5,270)	(4,352)

Total	$(11,362)	$10,170	$2,527

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	Year Ended December 31,
	2003	2002	2001
Pre-tax income/(loss) at 35%	$(81,136)	$8,736	$(3,959)
Non-U.S. operations at different rates	24	210	65
Goodwill impairment	64,050
Foreign exchange gains	195	620	1,947
Amortization of goodwill			4,257
Valuation allowance	5,383	135
Other, net	(122)	469	217

Benefit (provision) for income taxes	$(11,362)	$10,170	$2,527

Constar paid income taxes of $416, $12,307 and $7,331 in 2003, 2002 and 2001, respectively. Income taxes paid in 2002 include amounts paid through Crown in accordance with the tax sharing agreement.

The components of deferred tax assets and (liabilities) were:

	December 31,
	2003	2002
Current deferred tax assets (liabilities):
Employee benefits	$3,663	$3,513
Restructuring reserves	1,809	590
Other operating accruals	1,283	505

Net current deferred tax asset	6,755	4,608

Long-term deferred tax assets (liabilities):
Property, plant and equipment	(24,382)	(24,892)
Net operating loss carryforwards	15,022	135
Employee benefits	4,019	3,822
Other	—	(64)
Valuation allowance	(5,518)	(135)
Restructuring	(85)	262

Net long-term deferred tax liability	(10,944)	(20,872)

Net deferred tax liability	$(4,189)	$(16,264)

During 2003, the Company recorded a valuation allowance of approximately $5.4 million to cover a portion of the net operating loss primarily generated during fiscal 2003. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities. In addition, the $183 million goodwill impairment charge is not tax deductible and therefore did not impact the income tax benefit recorded during 2003.

13.    Pension and Postretirement Benefits

Substantially all of the U.S. salaried and hourly personnel participate in a defined benefit pension plan. The benefits under this plan for salaried employees are based primarily on years of service and remuneration near retirement. The benefits for hourly employees are based primarily on years of service and a fixed monthly multiplier. Plan assets consist principally of common stocks and fixed income securities.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the pension and postretirement benefit expense/(income) for the U.S. plans were as follows:

	2003		2002		2001
	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement
Service cost	$1,772	$43	$1,374	$266	$1,112	$303
Interest cost	3,649	657	5,242	801	5,227	573
Expected return on plan assets	(3,790)		(4,724)		(6,348)
Recognized actuarial loss	2,005	647	2,506	469	1,087	142
Recognized prior service cost	159		164	(288)	164
Curtailment	145
Special termination benefits	22

Total pension and postretirement expense / (income)	$3,962	$1,347	$4,562	$1,248	$1,242	$1,018

Changes in the benefit obligation for Constar U.S.:

	2003		2002
	Pension	Post- retirement	Pension	Post- retirement
Benefit obligation at January 1	$54,475	$10,314	$76,371	$8,809
Service cost	1,772	43	1,374	266
Interest cost	3,649	657	5,242	801
Participants’ contributions			18
Amendments		(3,497)
Liability retained by Crown			(30,251)
Actuarial loss	3,507	555	6,964	1,166
Special termination benefits	22
Benefits paid	(2,137)	(811)	(5,243)	(728)

Projected benefit obligation at December 31	$61,288	$7,261	$54,475	$10,314

Accumulated benefit obligation at December 31	$57,939		$51,913

The Crown salaried pension plan retained liability for certain pension benefits previously earned by Constar’s active salaried employees and certain of its former salaried employees.

Changes in pension plan assets for Constar U.S.:

	2003	2002
Plan assets at January 1	$45,875	$51,647
Actual returns on plan assets	5,900	(2,602)
Employer contributions	2,384	2,055
Participants’ contributions		18
Benefits paid	(2,137)	(5,243)

Plan assets at December 31	$52,022	$45,875

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of funded status for Constar U.S.:

	2003		2002
	Pension	Post- retirement	Pension	Post- retirement
Plan assets less than benefit obligation	$(9,266)	$(7,261)	$(8,600)	$(10,314)
Unrecognized actuarial loss	33,295	5,607	33,889	5,699
Unrecognized prior service cost	1,302	(3,497)	1,606

Net amount recognized	$25,331	$(5,150)	$26,895	$(4,615)

U.S. Plan Assets	Target Allocation 2004	Percentage of Plan Assets at December 31,
		2003	2002
Equity Securities	45%-70%	62%	48%
Debt Securities	30%-50%	36%	52%
Other	0%-10%	2%	—

Total		100%	100%

The expected long-term rate of return for the U.S. plan assets is based on the expected return of each of the above categories, weighted based on the target allocations for each class. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Company expects that the Plan’s asset manager will provide a modest premium to the respective market benchmark indices.

The Company’s investment policy is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation stated above. The asset allocation and the investment policy are review semi-annually to determine if changes are necessary.

Constar estimates that its expected contribution to the U.S plan for the 2004 fiscal year is $1.0 million.

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 8% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

The components of pension expense for the U.K. plan were:

	Years Ended December 31,
	2003	2002	2001
Service cost	$194	$200	$182
Interest cost	364	280	232
Expected return on plan assets	(287)	(274)	(272)
Recognized loss	78	44	5

Total pension expense	$349	$250	$147

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the benefit obligation for the U.K. pension plan were:

	December 31,
	2003	2002
Benefit obligation at January 1	$4,680	$3,701
Service cost	194	200
Interest cost	364	280
Actuarial loss	438
Participant contributions	98	70
Benefits paid	(16)	(15)
Foreign currency rate changes	577	444

Projected benefit obligation at December 31	$6,335	$4,680

Accumulated benefit obligation at December 31	$4,687	$2,574

Changes in the plan assets for the U.K. pension plan were:

	December 31,
	2003	2002
Plan assets at January 1	$2,589	$2,823
Actual returns on plan assets	635	(678)
Employer contributions	318	120
Participant contributions	98	70
Benefits paid	(16)	(15)
Foreign currency rate changes	359	269

Plan assets at December 31	3,983	2,589

Plan assets less than benefit obligation	(2,352)	(2,091)
Unrecognized actuarial loss	2,206	1,990

Net amount recognized as non-current asset (liability)	$(146)	$(101)

Amounts recognized in the balance sheet consist of:

	Years Ended December 31,
	2003		2002
	Pension	Post- retirement	Pension	Post- retirement
Current liability	$(2,000)	$(800)	$(1,974)	$(950)
Non-current liability	(3,917)	(4,351)	(4,064)	(3,665)
Intangible asset	1,302		1,606
Minimum pension included in Stockholders’ Equity	29,946		31,327

Net amount recognized	$25,331	$(5,151)	$26,895	$(4,615)

The tax effects of minimum pension liabilities of $10,481 in 2003 and $10,965 in 2002 were also included as a component of accumulated other comprehensive loss.

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximate the unfunded service obligation based on future compensation increases. Premiums are expensed as incurred and were $437, $198 and $255 in 2003, 2002 and 2001, respectively.

The weighted average actuarial assumptions for the plans were as follows:

	2003	2002	2001
U.S.
Discount rate	6.25%	6.75%	7.25%
Compensation increase	3.00%	3.00%	3.50%
Long-term rate of return	8.50%	9.50%	10.00%

Non-U.S.
Discount rate	6.25%	7.25%	7.25%
Compensation increase	5.50%	5.50%	5.50%
Long-term rate of return	8.50%	9.50%	9.50%

The health care accumulated postretirement benefit obligation was determined at December 31, 2003 and 2002 using health care cost trend rates of 7.0% and 8.1%, respectively, decreasing to 4.9% over eight years for both 2003 and 2002. The assumed long-term rate of compensation increase used for life insurance was 4.8% at December 31, 2003 and 2002 and 3.5% for 2001. The discount rates were 6.75% for December 2003 and 2002 and 7.25% for 2001. This plan was closed to new participants as of December 31, 2002. Only employees as of that date that met certain employment experience and were of a certain age will be allowed to receive benefits under this plan at time of retirement. Changing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $727 and the total of service and interest cost by approximately $70. A 1.0% change in the expected rate of return on plan assets would have changed 2003 U.S. pension expense by approximately $460. A 0.5% change in the discount rate would have changed 2003 U.S. pension expense by approximately $374 and 2003 postretirement expense by approximately $74.

Prior to November 21, 2002, Crown sponsored a Savings and Investment Plan and an Employee Stock Purchase Plan that covered substantially all U.S. employees. Since November 21, 2002, Constar has maintained its own like plans. The Company’s contributions to the Savings Investment Plan were $874, $302 and $321 in 2003, 2002 and 2001, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program potentially to reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

In connection with this Act, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which permits a company that provides prescription drug benefits to make a one-time election to defer accounting for the effects of this Act. Pursuant to this guidance, Constar has chosen to defer recognition of the potential effects of the Act in our 2003 financial statements. This decision was made largely due to the number of open questions about select provisions of the Act and a lack of authoritative accounting guidance concerning certain technical matters. Therefore, the postretirement benefit obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is still pending. Once issued, the guidance will define the specific transition accounting requirements that may require companies to change their current accounting.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Other Liabilities

	December 31,
	2003	2002
Postemployment benefits	$2,142	$1,940
Restructuring	200	749
Other	3,225	2,697

	$5,567	$5,386

Postemployment benefits consist primarily of disability and severance benefits for U.S. personnel. Other includes $287 in 2002 for installment payments due on the purchase of equipment from a customer in 2000.

15.    Capital Stock

As of December 31, 2003 and 2002, the Company’s authorized capital stock consists of 75 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01. During 2002, the Company issued 15 thousand shares of restricted common stock to certain executives, increasing the number of issued and outstanding shares of common stock to 12.015 million at December 31, 2002. Shares outstanding for all periods presented reflect a 120 thousand for one stock split that the Company effected on November 4, 2002.

During 2003, the Company granted 360 thousand shares of restricted stock to certain officers and 7 thousand shares of restricted stock to the non-employee directors of the Company, of which approximately 2 thousand shares were forfeited, increasing the number of issued and outstanding shares of common stock to approximately 12.4 million at December 31, 2003. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date, any unvested shares will vest. During 2003, the Company recorded an expense of $0.2 million related to the amortization of the grants.

The holders of the Company’s common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Additional shares of the Company’s authorized common stock may be issued, as determined by the board of directors of our company from time to time, without approval of holders of the common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. The Board of Directors also has the authority to issue up to 5 million shares of preferred stock without approval of the Company’s holders of common stock.

There were no shares of preferred stock issued or outstanding at December 31, 2003 or 2002.

16.    Lease Commitments

Constar leases certain property, including warehousing facilities, that are classified as operating leases and, as such, are not capitalized.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2004	$13,732
2005	8,837
2006	7,056
2007	4,376
2008	4,047
Thereafter	19,001

Net minimum lease payments	$57,049

Rental commitments in 2004 have been reduced by minimum sublease rentals of $30 due in the future under non-cancelable subleases.

Total rental expense was $10,244, $9,217 and $11,657 in 2003, 2002 and 2001, respectively.

Crown is the guarantor or co-obligor of seven of Constar’s real property leases, which have total expected future rent payments of approximately $6.6 million.

17.    Other Expense (Income):

	2003	2002	2001
Bad debt expense	$2,198	$660	$100
Property, plant and equipment net write offs	2,469
Other	(238)	(110)	52

	$4,429	$550	$152

18.    Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for 2003, 2002 and 2001:

	2003	2002	2001
Net income before cumulative effect of a change in accounting	$(220,549)	$14,671	$(13,579)
Cumulative effect of a change in accounting		(50,059)

Net income/(loss)	$(220,549)	$(35,388)	$(13,579)

Weighted average shares	12,000	12,002	12,000
Basic and diluted EPS	$(18.38)	$(2.95)	$(1.13)

Basic EPS excludes all potentially dilutive securities and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and preferred stock, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Basic and diluted EPS are the same for the twelve months ended December 31, 2003, 2002 and 2001. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 214,665 and

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted shares outstanding amounted to 380,500 for 2003. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares and the restricted shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

19.    Related Party Transactions

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters and research facility in Alsip, Illinois. In 2003 and 2002, the Company paid Crown $875 and $75, respectively, under these lease agreements. These lease agreements expired on December 31, 2003 and extensions are being negotiated. In addition, the Company also entered into a transition services agreement with Crown. Under the transition services agreement, Crown provides services that include payroll, systems for accounting reporting, tax, information technology, benefits administration, purchasing and logistics. This agreement expired at the end of 2003 and was replaced with a new agreement on similar terms. The Company recorded an expense of $4,864 and $504 during the years ended December 31, 2003 and 2002, respectively, related to the transition services agreement and had a $333 and $286 payable to Crown at December 31, 2003 and 2002, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement is for a term of two years ending November 19, 2004 and may be extended for an additional two years upon mutual agreement between Crown USA and Constar, Inc. The Company purchased $13,977 and $1,089 of PET preforms and containers from Crown during the years ended December 31, 2003 and 2002, respectively. The Company had a net $362 and $1,089 payable to Crown related to the SLC Agreement at December 31, 2003 and 2002, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement is for a term of two years ending November 19, 2004 and may be extended for an additional two years upon mutual agreement between Crown USA and Constar, Inc. The Company sold $1,613 and $130 of rings, bands and closures to Crown during the years ended December 31, 2003 and 2002, respectively. The Company had a $231 and $137 net receivable from Crown related to the Newark Agreement at December 31, 2003 and 2002, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Voghera Agreement expired on December 31, 2003, and an extension is being negotiated. Net of resin sales, the Company purchased $1,277 and $1,717 of PET preforms from Crown during 2003 and 2002, respectively. The Company had a $3,438 and $1,145 net payable to Crown related to the Voghera Agreement at December 31, 2003 and 2002, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement, Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Faba Agreement expired on December 31, 2003 and an extension is being negotiated. The Company purchased $2,418 of bottles from Crown and sold $1,909 of preforms to Crown during the year ended December 31, 2003. The Company had a net receivable from Crown of $691 related to the Faba Agreement at December 31, 2003.

The Research and Development agreement with two subsidiaries of Crown, CarnaudMetalbox plc and CCK Technologies, governs Constar’s use of Crown’s Research and Development centers in Alsip, Illinois and Wantage, England. CCK Technologies and CarnaudMetalbox guarantee access to the services of specific employees at their standard rate. Pursuant to a separate lease which expired on December 31, 2003, Constar leases space in Alsip. An extension to this lease is being negotiated. Constar kept its equipment in the Wantage facility at no cost for three months, ending in February 2003. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies. The Company incurred costs of $1,071 related to the Research and Development Agreement during the year ended December 31, 2003. The Company had a net payable to Crown of $13 at December 31, 2003.

Concurrently with the completion of our initial public offering, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2003, the Company had an under-funded benefit obligation of approximately $18.9 million under such plans. See Note 13 for Pension and Postretirement disclosures.

20.    Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products. Historically, Constar’s operations were reported through Crown’s Americas and Europe reportable segments.

Net customer sales and long-lived assets for the countries in which Constar operated were:

	Years Ended December 31,
	Net Customer Sales			Long-lived Assets
	2003	2002	2001	2003	2002	2001
United States	$560,182	$546,085	$578,537	$173,284	$188,982	$207,156
United Kingdom	94,497	83,041	89,743	34,294	31,745	31,789
Other	84,978	71,364	74,492	15,538	14,395	15,598

	$739,657	$700,490	$742,772	$223,116	$235,122	$254,543

Constar’s financial systems do not produce complete financial information on a product line basis.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Major Customer Sales

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2003, the Company’s top five customers accounted for an aggregate of 56% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 68% of the Company’s sales.

During the same period, purchases by PepsiCo accounted for an aggregate of 34% of the Company’s sales while Coca-Cola accounted for 11%. Other than these two customers, no customer accounted for more than 10% of the Company’s sales in 2003.

22.    Commitments and Contingencies

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”), held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc, alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., was infringing one of its U.S. Oxbar-related patents. The complaint alleges that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. This decision allows Constar to pursue the lawsuit that CCK Technologies initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the District Court entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. The court’s schedule for this infringement suit calls for discovery to conclude in the second quarter of 2004, and the Company currently expects that a trial will be held in 2004.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have agreed to dismiss without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit by the plaintiff.

The Company and certain of its present directors have been named as defendants in two putative securities class action lawsuits filed in the United Sates District Court for the Eastern District of Pennsylvania, Parkside Capital LLC v. Constar International Inc¸et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The complaints generally allege that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions regarding the

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business and financial results of the Company and included false financial results due to the Company’s failure to timely take an impairment charge against the goodwill in the Company’s financial statements. Plaintiffs claim that defendants in these lawsuits violated Section 11 and Section 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. A lead plaintiff has not yet been designated. The Company believes the claims are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in the discovery stage and the Company believes the claims are without merit and is aggressively defending against the claims. A trial as to only one of the plaintiffs is currently scheduled to commence in August 2004.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Constar has various commitments, totaling $7.6 million, to complete ongoing capital projects and purchase materials and supplies as part of the continuing conduct of business.

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

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Constar has recorded an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the time periods over which site remediation occurs. It is possible that some of these matters, the outcomes of which are subject to various uncertainties, may be decided in a manner unfavorable to Constar. However, management does not believe that any unfavorable decision will have a material adverse effect on our financial position, cash flows or results of operations.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 there were ten letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $6.2 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

23.    Stock Option Plan

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the Option Plans.

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plan is administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2003, 260,335 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2003, 19,500 shares were available for future grants.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002:
Granted	225,681	$12.00
Exercised
Forfeited	11,016	$12.00

Outstanding at December 31, 2003	214,665	$12.00

The following table summarizes information about the stock options outstanding under the Option Plans as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$12.00	214,665	1.9 years	$12.00	71,555	$12.00

The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2002
Risk-free interest rate	1.21%
Expected life of option (years)	2.5
Expected stock price volatility	50.0%
Expected dividend yield	—

The weighted average per share fair value for options granted during 2002 was $3.81.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company, of which 1,500 shares were forfeited, increasing the number of issued and outstanding shares of common stock to 12,380,500 at December 31, 2003. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date, any unvested shares will vest. During 2003, the Company recorded an expense of $0.2 million related to the amortization of the grants.

During February 2004, an additional 118 thousand shares were issued to employees. No executive officers of the Company received shares in connection with this grant.

24.    Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following, net of tax:

	2003	2002
Minimum pension liability	$(19,465)	$(20,362)
Cumulative translation adjustment	1,165	(4,960)

Total	$(18,300)	$(25,322)

25.    Acquisition

On September 26, 2003, the Company acquired certain manufacturing assets from Carolina Packaging, Inc. and entered into a ten year supply agreement with privately-held Pepsi bottler Carolina Canners, Inc. (“Carolina Canners”) for $4 million. Based on final asset appraisals, the entire purchase price was allocated amongst the machinery and equipment acquired in this transaction. In addition, the Company agreed to purchase on-hand inventory of approximately $2.2 million, which was used to supply Carolina Canners subsequent to the acquisition.

26.	Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued senior subordinated notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed combining and consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	statements of operations and cash flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001, and

•	balance sheets as of December 31, 2003 and December 31, 2002.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

for the year ended December 31, 2003

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$6,564		$9,914	$		$16,478
Intercompany receivable		10,606		14,127				(24,733)
Accounts receivable, net				40,225		25,832			66,057
Accounts receivable – affiliate				922					922
Inventories, net				59,143		23,225			82,368
Prepaid expenses and other current assets				12,841		801			13,642

Total current assets		10,606		133,822		59,772		(24,733)	179,467

Property plant and equipment, net				174,093		49,832			223,925
Goodwill				148,813					148,813
Investments		406,271		52,664				(458,935)
Other assets		12,881		12,280		975			26,136

Total Assets		$429,758		$521,672		$110,579		$(483,668)	$578,341

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt		$1,248	$		$		$		$1,248
Intercompany payable				10,606		14,127		(24,733)
Accounts payable and accrued liabilities		2,073		79,516		33,165			114,754
Accounts payable – affiliate				4,146					4,146
Income taxes payable		(1,000)		1,823		1,323			2,146

Total current liabilities		2,321		96,091		48,615		(24,733)	122,294

Long-term debt, net of current portion		394,623				1,547			396,170
Pension and postretirement liabilities				8,267					8,267
Deferred income taxes				6,755		4,189			10,944
Other liabilities				4,288		1,279			5,567

Total liabilities		396,944		115,401		55,630		(24,733)	543,242

Minority interest						2,285			2,285
Stockholders’ equity		32,814		406,271		52,664		(458,935)	32,814

Total Liabilities and Stockholders’ Equity		$429,758		$521,672		$110,579		$(483,668)	$578,341

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING BALANCE SHEET

for the year ended December 31, 2002

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$8,906		$12,007	$		$20,913
Intercompany receivable		12,573		9,930				(22,503)	—
Accounts receivable, net				38,340		16,684			55,024
Accounts receivable – affiliate				350					350
Inventories, net				68,913		16,994			85,907
Prepaid expenses and other current assets				9,605		225			9,830

Total current assets		12,573		136,044		45,910		(22,503)	172,024

Property plant and equipment, net				188,981		46,141			235,122
Goodwill				331,813					331,813
Investments		601,599		45,792				(647,391)
Other assets		11,513		3,246		855			15,614

Total Assets		$625,685		$705,876		$92,906		$(669,894)	$754,573

Liabilities and Stockholders Equity
Current liabilities
Short-term debt		$1,500	$		$		$		$1,500
Intercompany payable				12,573		9,930		(22,503)	—
Accounts payable and accrued liabilities		2,546		59,634		27,968			90,148
Accounts payable – affiliate				2,931					2,931
Income taxes payable				745		334			1,079

Total current liabilities		4,046		75,883		38,232		(22,503)	95,658

Long-term debt		375,517							375,517
Pension and postretirement liabilities				7,729					7,729
Deferred income taxes				16,714		4,158			20,872
Other liabilities				3,951		1,435			5,386

Total liabilities		379,563		104,277		43,825		(22,503)	505,162

Minority interest						3,289			3,289
Stockholders’ equity		246,122		601,599		45,792		(647,391)	246,122

Total Liabilities and Stockholders’ Equity		$625,685		$705,876		$92,906		$(669,894)	$754,573

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$562,815	$179,474	$		$742,289
Cost of products sold, excluding depreciation			495,560	162,309			657,869
Depreciation			45,982	9,506			55,488

Gross profit		—	21,273	7,659		—	28,932

Operating expenses:
Selling and administrative expenses			19,878	3,162			23,040
Research and technology expenses			4,536	684			5,220
Write off of deferred financing costs		751					751
Interest expense, net		33,520		701			34,221
Foreign exchange adjustments			(646)	(822)			(1,468)
Provision for restructuring and asset impairment			11,557				11,557
Goodwill impairment loss			183,000				183,000
Other expenses, net			3,982	447			4,429

Total operating expenses		34,271	222,307	4,172		—	260,750

Income (loss) before taxes		(34,271)	(201,034)	3,487			(231,818)

Benefit (provision) for income taxes		12,732	27	(1,397)			11,362
Equity earnings		(199,010)	1,997			197,013
Minority interest				(93)			(93)

Net income (loss)		$(220,549)	$(199,010)	$1,997		$197,013	$(220,549)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2002

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$549,736	$154,592	$		$704,328

Cost of products sold, excluding depreciation			449,069	140,190			589,259
Depreciation			46,334	9,529			55,863

Gross profit		—	54,333	4,873		—	59,206

Operating expenses:
Selling and administrative expenses			7,812	2,997			10,809
Management charges			2,075	1,573			3,648
Research and technology expenses			9,620	2,509			12,129
Interest expense, net		5,293	1,474	270			7,037
Foreign exchange adjustments			6	68			74
Other expenses, net			496	54			550

Total operating expenses		5,293	21,483	7,471		—	34,247

Income (loss) before taxes and cumulative effect of change in accounting		(5,293)	32,850	(2,598)			24,959

Provision for income taxes		1,853	(11,899)	(124)			(10,170)
Equity earnings		18,111	(2,840)			(15,271)	—
Minority interest				(118)			(118)

Income (loss) before cumulative effect of change in accounting		14,671	18,111	(2,840)		(15,271)	14,671

Cumulative effect of change in accounting		(50,059)	(50,059)	(50,059)		100,118	(50,059)

Net income (loss)		$(35,388)	$(31,948)	$(52,899)		$84,847	$(35,388)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS

for the year ended December 31, 2001

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$580,629	$165,198	$		$745,827

Cost of products sold, excluding depreciation			500,690	148,027			648,717
Depreciation			45,003	11,465			56,468

Gross profit		—	34,936	5,706		—	40,642

Operating expenses:
Amortization of goodwill			10,771	1,391			12,162
Selling and administrative expenses			6,270	2,788			9,058
Management charges			2,500	1,882			4,382
Research and technology expenses			10,451	2,762			13,213
Interest expense, net			8,790	1,643			10,433
Foreign exchange adjustments			12	525			537
Provision for restructuring and asset impairment			2,015	—			2,015
Other expenses, net			(30)	182			152

Total operating expenses		—	40,779	11,173		—	51,952

Income (loss) before taxes		—	(5,843)	(5,467)		—	(11,310)

Provision for income taxes			(2,053)	(474)			(2,527)
Equity earnings		(13,579)	(5,683)			19,262
Minority interests				258			258

Net income (loss)		$(13,579)	$(13,579)	$(5,683)		$19,262	$(13,579)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2003

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(220,549)	$(199,010)	$1,997	$197,013	$(220,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	1,659	46,315	9,517		57,491
Provisions for restructuring and asset impairments		11,557			11,557
Write off of deferred financing costs	751				751
Write off of fixed assets		2,674			2,674
Deferred income taxes		(12,106)	31		(12,075)

Equity earnings	199,010	(1,997)		(197,013)

Change in assets and liabilities, net:
Receivables		(1,885)	(6,179)		(8,064)
Inventory		9,770	(3,692)		6,078
Accounts payable and accrued liabilities		14,361	5,465		19,826
Other, net	2,701	(4,471)	(8,416)		(10,186)

Net cash provided by (used in) operating activities	(16,428)	48,208	(1,277)	—	30,503

Cash flows from investing activities
Purchases of property, plant and equipment, net		(42,264)	(4,803)		(47,067)
Acquisition of a business		(4,000)			(4,000)
Proceeds from sale of property, plant and equipment		14	113		127

Net cash used in investing activities	—	(46,250)	(4,690)	—	(50,940)

Cash flows from financing activities
Repayment of Revolver Loan	(30,000)				(30,000)
Proceeds from Second Lien Loan	75,000				75,000

Repayment of Term B Loan	(26,437)				(26,437)
Proceeds from other debt			1,547		1,547
Costs associated with debt financing	(4,102)				(4,102)
Net change in Constar intercompany loans	1,967	(5,552)	3,585
Intercompany dividends paid		1,252	(1,252)
Minority dividends paid			(1,024)		(1,024)

Net cash provided by (used in) financing activities	16,428	(4,300)	2,856	—	14,984

Effect of exchange rate changes on cash and cash equivalents			1,018		1,018

Net change in cash and cash equivalents	—	(2,342)	(2,093)	—	(4,435)
Cash and cash equivalents at beginning of period	—	8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$6,564	$9,914	$—	$16,478

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2002

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(35,388)	$(31,948)	$(52,899)	$84,847	$(35,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		46,334	9,529		55,863
Deferred income taxes		(5,146)	(124)		(5,270)
Equity earnings	(18,111)	2,840		15,271
Cumulative effect of a change in accounting	50,059	50,059	50,059	(100,118)	50,059

Change in assets and liabilities, net:
Receivables		2,331	(1,516)		815
Inventory		(14,983)	445		(14,538)
Trade payable - affiliate, net		1,249			1,249
Accounts payable and accrued liabilities		(464)	1,165		701
Other, net	2,696	8,936	(1,822)		9,810

Net cash provided by (used in) operating activities	(744)	59,208	4,837	—	63,301

Cash flows from investing activities
Purchases of property, plant and equipment, net		(26,103)	(3,860)		(29,963)
Proceeds from sale of property, plant and equipment		367	366		733

Net cash used in investing activities	—	(25,736)	(3,494)	—	(29,230)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(27,298)	(9,406)		(36,704)
Capital contributions			8,701		8,701
Proceeds from issuance of senior subordinated debt	172,392				172,392
Proceeds from Revolver Loan	55,000				55,000
Proceeds from Term B loan	150,000				150,000
Repayment of Term B loan	(375)				(375)
Dividends paid to Crown and its affiliates	(350,000)		(1,673)		(351,673)
Costs associated with initial public offering and debt financing	(13,700)				(13,700)
Net change in Constar intercompany loans	(12,573)	2,701	9,872		—
Minority dividends paid			(1,367)		(1,367)

Net cash provided by (used in) financing activities	744	(24,597)	6,127	—	(17,726)

Effect of exchange rate changes on cash and cash equivalents			814		814

Net change in cash and cash equivalents	—	8,875	8,284	—	17,159
Cash and cash equivalents at beginning of period	—	31	3,723		3,754

Cash and cash equivalents at end of period	—	$8,906	$12,007	$—	$20,913

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

for the year ended December 31, 2001

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Cash flows from operating activities
Net (loss) income		$(13,579)	$(13,579)	$(5,683)		$19,262	$(13,579)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization			55,774	12,856			68,630
Deferred income taxes			(2,969)	(1,383)			(4,352)
Equity earnings		13,579	5,683			(19,262)

Change in assets and liabilities, net
Receivables			30,701	5,944			36,645
Inventory			24,195	6,163			30,358
Trade payables - affiliates, net			(215)	2,687			2,472
Accounts payable and accrued liabilities			(5,298)	6,963			1,665
Other, net			6,748	(2,382)			4,366

Net cash provided by operating activities			101,040	25,165			126,205

Cash flows from financing activities
Purchases of property, plant and equipment, net			(19,427)	(4,116)			(23,543)
Proceeds from cash surrender value of life insurance			9,499				9,499
Proceeds from sales of property, plant and equipment			56	1,287			1,343

Net cash used in investing activities			(9,872)	(2,829)			(12,701)

Cash flows from financing activities
Net change in long-term balances due to affiliates			(91,148)	(19,928)			(111,076)
Dividends paid to Crown affiliates				(926)			(926)
Minority dividends paid				(758)			(758)

Net cash used in financing activities			(91,148)	(21,612)			(112,760)
Effect of exchange rate changes on cash and cash equivalents				(49)			(49)

Net change in cash and cash equivalents			20	675			695

Cash and cash equivalents at beginning of period			11	3,048			3,059

Cash and cash equivalents at end of period	$		$31	$3,723	$		$3,754

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Quarterly Data (unaudited)

	2003
	First	Second	Third	Fourth
Net sales	$168,791	$203,434	$198,900	$171,164
Gross profit	12,057	8,509	4,778	3,588
Net loss	(1,831)	(186,978)	(19,617)	(12,123)

Per share data:

Net loss	$(0.15)	$(15.58)	$(1.63)	$(1.01)
Weighted average shares outstanding – basic	12,000	12,000	12,000	12,000
Weighted average shares outstanding – diluted	12,000	12,000	12,000	12,000

	2002
	First	Second	Third	Fourth
Net sales	$168,148	$193,123	$188,995	$154,062
Gross profit	13,907	19,664	16,606	9,029
Net income (loss) before cumulative effect of change in accounting for goodwill	4,217	7,196	5,650	(2,392)
Cumulative effect of change in accounting for goodwill	(50,059)

Net income (loss)	$(45,842)	$7,196	$5,650	$(2,392)

Per share data:
Net income (loss) before cumulative effect of change in accounting for goodwill	$0.35	$0.60	$0.47	$(0.20)
Cumulative effect of change in accounting for goodwill	(4.17)

Net income (loss)	$(3.82)	$0.60	$0.47	$(0.20)

Weighted average shares outstanding – basic	12,000	12,000	12,000	12,000
Weighted average shares outstanding – diluted	12,000	12,000	12,000	12,007

*	The total of the quarterly data does not equal the annual results presented in the Combined and Consolidated Statements of Operations as a result of rounding.

27.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents:    The carrying amount approximates fair value because of the short maturity of these instruments.

Term B Loan, Revolver Loan and Second Lien Loan:    The carrying amount approximates fair value because interest payments are based on floating rates.

Senior Subordinated Notes:    Fair value is estimated based on quoted market values of the instruments.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	16,478	16,478	20,913	20,913
Term B Loan	121,940	121,940	148,125	148,125
Revolver Loan	25,000	25,000	55,000	55,000
Second Lien Loan	75,000	75,000	—	—
Senior Subordinated Notes	172,683	147,875	172,392	174,125

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2003
Trade accounts receivable	$941	$2,198	$(169)	$2,970
Inventory	262	1,003	(347)	918
Deferred tax assets	135	5,383		5,518

For the Year Ended December 31, 2002
Trade accounts receivable	335	660	(54)	941
Inventory	385	746	(869)	262
Deferred tax assets	0	135		135

For the Year Ended December 31, 2001
Trade accounts receivable	605	100	(370)	335
Inventory	810	1,504	(1,929)	385

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Controls

The Company’s disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance that:

•	Our transactions are properly authorized;

•	Assets are safeguarded against unauthorized or improper use;

•	Transactions are properly recorded and reported; and

•	The internal controls permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include realities that judgments in decision making can be faulty and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based on certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or degree of compliance with the policies or procedures related to the control may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls

At the end of the period covered by this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the year that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired additional staff and continues to improve documentation to address material weaknesses in the internal controls and procedures for financial reporting relating to (i) the lack of documentation and information systems necessary to ensure compliance with sales contract terms and to support the accounting for fixed assets and (ii) an inefficient financial reporting closing process. The Company will continue to evaluate its needs in the controls area and respond accordingly.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement dated March 23, 2004 (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Appointment of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) All Financial Statements:

The Financial Statements listed in the Index to Consolidated and Combined Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(2) Financial Statement Schedules:

The Financial Statement Schedules listed in the Index to Consolidated and Combined Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(3) Exhibits:

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

1.1	Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

1.2	Underwriting Agreement, dated November 15, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc., the Subsidiary Guarantors and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

10.1	Services Agreement, dated as of January 1, 2004, by and between Constar International Inc. and Crown Cork & Seal Company, Inc.

10.2	Corporate Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.3	Non-Competition Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.4	Technical Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.5	Salt Lake City PET Products Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.6	Newark Component Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.7	Registration Rights Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.8	[Reserved]

10.9	License and Royalty Sharing Agreement, dated as of November 20, 2002, between Constar International Inc. and Crown Cork & Seal Technologies Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.10	Benefits Allocation Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on November 27, 2002).†

10.11	Voghera PET Preform Supply and Lease of Related Assets Agreement, dated as of November 12, 2002, by and among Crown Cork Italy S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.12	Faba Supply Agreement, dated as of November 12, 2002, by and among Faba Sirma S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.13	Tax Sharing and Indemnification Agreement, dated as of November 20, 2002, by and among Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.14	Philadelphia Lease Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company (PA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.15	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).†

10.18	Alsip Lease Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Technologies Corporation and Constar, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19	Closures Patent License Agreement between Crown Cork & Seal Technologies Corporation and Constar International UK Limited (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19a	Amendment No.1 to License Agreement, dated as of November 10, 2003, between Crown Cork & Seal Corporation and Constar International UK Limited.

10.20	Amended and Restated Credit Agreement, dated as of December 23, 2003, among Constar International Inc., the financial institutions referred to therein as Lenders, Citicorp North America, Inc., as administrative agent, JPMorgan Chase Bank, as documentation agent, SunTrust Bank, as co-documentation agent, Deutsche Bank Securities Inc., as syndication agent (“DBSI”), and Salomon Smith Barney Inc., together with DBSI as joint lead arrangers and joint bookrunners.

10.21	Constar International Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.22	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan.*

10.23	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.24	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.25	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C. Cook (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.26	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.27	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.28	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.29	Collateral Sharing Agreement, dated as of November 20, 2002, among Constar International Inc., the subsidiaries of Constar International Inc. referred to therein and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.30	Indemnity, Subrogation and Contribution Agreement, dated as of November 20, 2002, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.31	Form of Term B Note (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.32	Revolving Note, dated November 20, 2002, of Constar International Inc. for the benefit of Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.33	Guarantee Agreement, dated as of November 20, 2002, among each of the subsidiaries listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.34	Amended and Restated Pledge Agreement, dated as of December 23, 2003, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties.

10.35	Amended and Restated Security Agreement, dated as of December 23, 2003, among Constar International Inc., each Domestic Subsidiary listed on Schedule I thereto and Citicorp North America, Inc., as collateral agent for the Secured Parties.

10.36	Revolving Note, dated November 20, 2002, of Constar International Inc. for the benefit of SunTrust Bank (incorporated by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.37	Executive Employment Agreement, dated as of July 21, 2003 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.38	Agreement, dated December 1, 2003 between Constar International Inc. and Jerry Hatfield.*

10.39	Form of Term C Note.

10.40	Constar International Inc. Supplemental Executive Retirement Plan.*

10.41	Constar International Inc. Annual Incentive and Management Stock Purchase Plan.*

21.1	Subsidiaries of Constar International Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
†	Confidential treatment granted.

(b) Reports on Form 8-K

Form 8-K dated November 12, 2003, pursuant to Item 5, regarding amendments obtained by the Company to its Credit Agreement.

Form 8-K dated December 12, 2003, pursuant to Item 9, regarding guidance furnished pursuant to Regulation FD relating to the Company’s refinancing plan.

Form 8-K dated December 17, 2003, pursuant to Item 5, regarding the resignation of Mr. John Conway and Mr. Alan Rutherford from Constar’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 12, 2004	By:	/s/ JAMES C. COOK
James C. Cook Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2004

/s/ JAMES C. COOK James C. Cook	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 12, 2004

/s/ CHARLES F. CASEY Charles F. Casey	Director	March 12, 2004

/s/ JAMES A. LEWIS James A. Lewis	Director	March 12, 2004

/s/ WILLIAM G. LITTLE William G. Little	Director	March 12, 2004

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 12, 2004

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 12, 2004

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 12, 2004

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 12, 2004