Form 10-Q
period 2004-03-31
CONSTAR INTERNATIONAL INC
filed 2004-05-04
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

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

As of May 3, 2004, 12,616,241 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$20,949	$16,478
Accounts receivable, net	82,843	66,979
Inventories, net (Note 3)	87,603	82,368
Prepaid expenses and other current assets	13,177	13,642

Total current assets	204,572	179,467

Property Plant and Equipment, net	217,947	223,925
Goodwill (Note 4)	148,813	148,813
Other Assets	24,745	26,136

Total assets	$596,077	$578,341

Liabilities, Minority Interests and Stockholders’ Equity
Current Liabilities
Short-term debt (Note 5)	$1,248	$1,248
Accounts payable and accrued liabilities	129,296	118,900
Income taxes payable	2,073	2,146

Total current liabilities	132,617	122,294

Long-term debt, net of current portion (Note 5)	410,941	396,170
Pension and post-retirement liabilities	9,226	8,267
Deferred income taxes	11,053	10,944
Other liabilities	5,126	5,567

Total liabilities	568,963	543,242

Commitments and contingent liabilities (Note 11)
Minority interests	2,280	2,285
Stockholders’ equity	24,834	32,814

Total liabilities, minority interests and stockholders’ equity	$596,077	$578,341

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net customer sales	$190,745	$168,433
Net affiliate sales	993	358

Net sales	191,738	168,791

Cost of products sold, excluding depreciation	169,440	142,732
Depreciation	12,898	14,002

Gross profit	9,400	12,057

Operating expenses
Selling and administrative expenses	6,277	4,759
Research and technology expenses	1,374	1,419
Interest expense	9,982	8,283
Foreign exchange adjustments	46	47
Other expenses, net	754	63

Total operating expenses	18,433	14,571

Loss before taxes and minority interests	(9,033)	(2,514)
Benefit for income taxes	116	610
Minority interests	5	73

Net loss	$(8,912)	$(1,831)

Per common share data:
Basic and diluted:
Net loss	$(0.74)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(8,912)	$(1,831)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,674	14,397
Deferred income taxes	102	(1,008)
Change in other assets and liabilities, net	(6,147)	(2,847)

Net cash (used in) provided by operating activities	(1,283)	8,711

Cash flows from investing activities
Purchases of property, plant and equipment, net	(9,095)	(9,648)
Proceeds from sale of property, plant and equipment	26	20

Net cash used in investing activities	(9,069)	(9,628)

Cash flows from financing activities
Repayment of Term B Loan	(312)	(375)
Proceeds from (repayment of) Revolver Loan	15,000	(5,000)

Net cash provided by (used in) financing activities	14,688	(5,375)

Effect of exchange rate changes on cash and cash equivalents	135	(22)

Net change in cash and cash equivalents	4,471	(6,314)
Cash and cash equivalents at beginning of period	16,478	20,913

Cash and cash equivalents at end of period	$20,949	$14,599

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance, December 31, 2003		$120	$275,070	$(18,300)	$(1,852)	$(222,224)	$32,814

Net loss	$(8,912)					(8,912)	(8,912)
Translation adjustments	764			764			764

Comprehensive loss	$(8,148)

Issuance of restricted stock			835		(835)		—
Earned compensation on restricted stock					168		168

Balance, March 31, 2004		$120	$275,905	$(17,536)	$(2,519)	$(231,136)	$24,834

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All dollar amounts in thousands unless otherwise noted)

1. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared by Constar International Inc. (the “Company’) in accordance with the Securities and Exchange Commission (SEC) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation would require immediate consolidation if circumstances warrant such consolidation. In December 2003, the FASB issued FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46 (R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46 (R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period after March 15, 2004 to entities other than SPE’s. The Company analyzed certain leasing arrangements with Crown Holdings, Inc. subsidiaries and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No.87, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s results of operations or financial position. See Note 9 of the accompanying Notes to Consolidated Financial Statements.

3. Inventories

	March 31, 2004	December 31, 2003
Finished goods	$49,639	$48,346
Raw materials and supplies	37,964	34,022

Total	$87,603	$82,368

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,073 and $918 as of March 31, 2004 and December 31, 2003, respectively.

4. Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter and in other circumstances. Under FAS 142, goodwill is deemed to be potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

There was no change in the carrying amount of goodwill for the three months ended March 31, 2004.

5. Debt

A summary of short-term and long-term debt follows:

	March 31, 2004	December 31, 2003
SHORT-TERM
Term B Loan	$1,248	$1,248

Total	$1,248	$1,248

LONG-TERM
Revolver	40,000	25,000
Term B Loan	121,628	121,940
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(2,252)	(2,317)
Second Lien Term Loan	75,000	75,000
Other	1,565	1,547

Total	$410,941	$396,170

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. On December 23, 2003, in consideration for the payment of fees and expenses of approximately $5.0 million, the Company obtained a $75 million Second Lien Term Loan due December 23, 2010 (“Second Lien Loan”). The Second Lien Loan bears interest at a rate of LIBOR plus 800 basis points. The net proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver Loan. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amounts available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Senior Secured Credit Agreement requires that the Company maintain at least $30 million in borrowing availability under the Revolver Loan for at least 60 consecutive days between each October 1 and January 31 of the subsequent year.

At March 31, 2004, there was $122.9 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $40.0 outstanding on the Revolver Loan and $5.5 million outstanding under letters of credit. In addition, the Company had $20.9 million of cash and cash equivalents on hand as well as $44.5 million of availability under the Revolver Loan.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. After June 30, 2005, Constar’s financial covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005, were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels and reducing warehousing and distribution expenses. The Company believes it will be able to maintain compliance with the covenants that exist through mid -2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurance that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 nor any assurance that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company was in compliance with all covenants at March 31, 2004.

Senior Subordinated Notes. On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

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

6. Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities in the North American region. Under this plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were to be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of $4.9 million and non-cash asset impairment charges of $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs.

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $941. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997.

A reconciliation of the restructuring liability as of March 31, 2004 is as follows;

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2003	$3,797	350	$4,147
Payments	(652)	(350)	(1,002)

Balance at March 31, 2004	$3,145	—	$3,145

The balance in the restructuring reserve at March 31, 2004 represents contract and lease termination costs of which $2,819 pertains to the 2003 plan and $326 pertains to a prior year plan. The Company expects cash payments relating to these plans to be made over the next three years.

7.Stock-Based Compensation

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

The Company did not record compensation expense related to its stock option plan for the period ended March 31, 2004 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “ Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have changed as summarized below:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss
As reported	$(8,912)	$(1,831)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	109	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(54)

Pro forma	$(8,956)	$(1,875)

Basic and diluted loss per share
As reported	$(0.74)	$(0.15)
Pro forma	$(0.75)	$(0.16)

During 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company, of which 1,500 shares were forfeited. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date, any unvested shares will vest.

During February 2004, an additional 118,000 shares of restricted stock were issued to employees. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

During the first quarter ended March 31, 2004, the Company recorded an expense of approximately $0.2 million related to the amortization of the vesting period of these grants.

8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended March 31, 2004 and 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss	$(8,912)	$(1,831)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000

Basic and diluted loss per share:

Net loss	$(0.74)	$(0.15)

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

Basic and diluted EPS are the same for the three months ended March 31, 2004 and March 31, 2003. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 214,665 and restricted shares outstanding amounted to 498,500 for the three months ended March 31, 2004. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

9. Pension and Postretirement Benefits

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$506	$11	$516	$11
Interest cost	1,035	113	993	142
Expected return on plan assets	(1,176)		(1,116)
Amortization of net (gain)/loss	626	196	388
Amortization of prior service cost	38	(48)	41

Total pension and postretirement expense / (income)	$1,029	$272	$822	$153

Constar estimates that its expected contribution to the U.S plan for the 2004 fiscal year is $1.0 million of which $0.2 million was paid during the first quarter ended March 31, 2004.

10. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended
	March 31, 2004	March 31, 2003
United States	$140,770	$129,965
United Kingdom	25,768	19,093
Other	24,207	19,375

	$190,745	$168,433

11.Commitments and Contingencies

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”), held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc, alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., was infringing one of its U.S. Oxbar-related patents. The complaint alleges that the materials that Continentl PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for the bottles it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under its license from CCK Technologies include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. This decision allows Constar to pursue the lawsuit that Crown initiated against Continental Pet. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the District Court entered judgment in accordance with is November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. The court’s schedule for this infringement suit calls for discovery to conclude in the second quarter of 2004, and the Company currently expects that a trial will be held in 2004.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling. Notices of appeal and cross-appeal have been filed.

The Company and certain of its present directors have been named as defendants in two putative securities class action lawsuits filed in the United Sates District Court for the Eastern District of Pennsylvania, Parkside Capital LLC v. Constar International Inc¸et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The complaints generally allege that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions regarding the business and financial results of the Company and included false financial results due to the Company’s failure to timely take an impairment charge against the goodwill in the Company’s financial statements. Plaintiffs claim that defendants in these lawsuits violated Section 11 and Section 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. A lead plaintiff has not yet been designated. The Company believes the claims are without merit and intends to defend against them vigorously.

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

As of March 31, 2004 there were eight letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $5.5 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment obligation to a vendor and loan obligations of a foreign affiliate.

12. Income Taxes

During the first quarter of 2004, the Company recorded a valuation allowance of $3.0 million to cover the net operating losses being generated during fiscal 2004. The Company does not anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

13. Condensed Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	statements of operations for the three months ended March 31, 2004 and March 31, 2003; and statements of cash flows for the three months ended March 31, 2004 and March 31, 2003, and

•	balance sheets as of March 31, 2004 and December 31, 2003.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004

(in thousands)

	Parent		Guarantor		Non-Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$13,530		$7,419	$		$20,949
Intercompany receivable		20,937		18,157				(39,094)	—
Accounts receivable, net				45,235		37,608			82,843
Inventories, net				61,063		26,540			87,603
Prepaid expenses and other current assets				11,769		1,408			13,177

Total current assets		20,937		149,754		72,975		(39,094)	204,572

Property Plant and Equipment, net				166,309		51,638			217,947
Goodwill				148,813					148,813
Investments		408,345		53,208				(461,553)
Other Assets		12,670		11,992		83			24,745

Total assets		$441,952		$530,076		$124,696		$(500,647)	$596,077

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt		$1,248	$		$		$		$1,248
Intercompany payable				20,937		18,157		(39,094)
Accounts payable and accrued liabilities		6,494		79,549		43,253			129,296
Income taxes payable				714		1,359			2,073

Total current liabilities		7,742		101,200		62,769		(39,094)	132,617

Long-term debt, net of current portion		409,376				1,565			410,941
Pension and post-retirement liabilities				9,104		122			9,226
Deferred income taxes				6,755		4,298			11,053
Other liabilities				4,672		454			5,126

Total liabilities		417,118		121,731		69,208		(39,094)	568,963

Minority interest						2,280			2,280
Stockholders’ equity		24,834		408,345		53,208		(461,553)	24,834

Total liabilities and stockholders’ equity		$441,952		$530,076		$124,696		$(500,647)	$596,077

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current Assets
Cash and cash equivalents	$			$6,564		$9,914	$		$16,478
Intercompany receivable		10,606		14,127				(24,733)
Accounts receivable, net				41,147		25,832			66,979
Inventories, net				59,143		23,225			82,368
Prepaid expenses and other current assets				12,841		801			13,642

Total current assets		10,606		133,822		59,772		(24,733)	179,467

Property plant and equipment, net				174,093		49,832			223,925
Goodwill				148,813					148,813
Investments		406,271		52,664				(458,935)
Other assets		12,881		12,280		975			26,136

Total assets		$429,758		$521,672		$110,579		$(483,668)	$578,341

Liabilities and Stockholders Equity
Current liabilities
Short-term debt		$1,248	$		$		$		$1,248
Intercompany payable				10,606		14,127		(24,733)
Accounts payable and accrued liabilities		2,073		83,662		33,165			118,900
Income taxes payable		(1,000)		1,823		1,323			2,146

Total current liabilities		2,321		96,091		48,615		(24,733)	122,294

Long-term debt, net of current portion		394,623				1,547			396,170
Pension and post-retirement liabilities				8,267					8,267
Deferred income taxes				6,755		4,189			10,944
Other liabilities				4,288		1,279			5,567

Total liabilities		396,944		115,401		55,630		(24,733)	543,242

Minority interest						2,285			2,285
Stockholders’ equity		32,814		406,271		52,664		(458,935)	32,814

Total liabilities and stockholders’ equity		$429,758		$521,672		$110,579		$(483,668)	$578,341

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$141,763	$49,975	$		$191,738

Cost of products sold, excluding depreciation			123,256	46,184			169,440
Depreciation			10,326	2,572			12,898

Gross profit			8,181	1,219			9,400

Selling and administrative expenses			5,450	827			6,277
Research and technology expenses			1,179	195			1,374
Interest expense		9,804		178			9,982
Foreign exchange adjustments			384	(338)			46
Other expenses, net			292	462			754

Income (loss) before taxes		(9,804)	876	(105)			(9,033)

Benefit for income taxes			114	2			116
Equity earnings		892	(98)			(794)	—
Minority interest				5			5

Net income (loss)		$(8,912)	$892	$(98)		$(794)	$(8,912)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$130,323	$38,468	$		$168,791

Cost of products sold, excluding depreciation			108,004	34,728			142,732
Depreciation			11,624	2,378			14,002

Gross profit			10,695	1,362			12,057

Selling and administrative expenses			3,986	773			4,759
Research and technology expenses			1,292	127			1,419
Interest expense		8,238		45			8,283
Foreign exchange adjustments			83	(36)			47
Other expenses, net			62	1			63

Income (loss) before taxes		(8,238)	5,272	452			(2,514)

Benefit (provision) for income taxes		2,883	(1,852)	(421)			610
Equity earnings		3,524	104			(3,628)	—
Minority interest				73			73

Net income (loss)		$(1,831)	$3,524	$104		$(3,628)	$(1,831)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(8,912)	$892	$(98)	$(794)	$(8,912)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	776	10,326	2,572		13,674
Deferred income taxes			102		102
Equity earnings	(892)	98		794
Change in assets and liabilities, net:	4,671	(9,183)	(1,635)		(6,147)

Net cash (used in) provided by operating activities	(4,357)	2,133	941	—	(1,283)

Cash flows from investing activities
Purchases of property, plant and equipment, net		(3,260)	(5,835)		(9,095)
Proceeds from sale of property, plant and equipment		26			26

Net cash used in investing activities		(3,234)	(5,835)		(9,069)

Cash flows from financing activities
Repayment of Term B Loan	(312)				(312)
Proceeds from (repayment of) Revolver Loan	15,000				15,000
Net change in Constar intercompany loans	(10,331)	8,067	2,264

Net cash provided by financing activities	4,357	8,067	2,264		14,688

Effect of exchange rate changes on cash and cash equivalents			135		135

Net change in cash and cash equivalents	—	6,966	(2,495)	—	4,471
Cash and cash equivalents at beginning of period		6,564	9,914		16,478

Cash and cash equivalents at end of period	$—	$13,530	$7,419	$—	$20,949

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(1,831)	$3,524	$104	$(3,628)	$(1,831)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	395	11,621	2,381		14,397
Deferred income taxes		(1,000)	(8)		(1,008)

Equity earnings	(3,524)	(104)		3,628	—
Change in assets and liabilities, net	5,044	1,966	(9,857)		(2,847)

Net cash provided by (used in) operating activities	84	16,007	(7,380)	—	8,711

Cash flows from investing activities
Purchases of property, plant and equipment, net		(8,062)	(1,586)		(9,648)
Proceeds from sale of property, plant and equipment			20		20

Net cash used in investing activities	—	(8,062)	(1,566)		(9,628)

Cash flows from financing activities
Repayment of Revolver Loan	(5,000)				(5,000)
Repayment of Term B Loan	(375)				(375)
Net change in Constar intercompany loans	5,291	(8,485)	3,194

Net cash provided by (used in) financing activities	(84)	(8,485)	3,194		(5,375)

Effect of exchange rate changes on cash and cash equivalents			(22)		(22)

Net change in cash and cash equivalents	—	(540)	(5,774)	—	(6,314)
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$8,366	$6,233	$—	$14,599

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 74% of its first quarter revenues were generated in the United States with the remainder attributable to its European operations. During the first quarter of 2004, one customer accounted for approximately 32% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of 72% of sales during the first quarter. Over 75% of the Company’s 2004 sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water and increased sales of smaller, single serve soft drink bottles. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products that are used in such packaging applications as hot-fill beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

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

The Company is highly leveraged. The Company’s debt structure consists of a $90 million revolving loan, $123 million term loan, $75 million second lien term loan and $175 million of publicly held senior subordinated notes. As of March 31, 2004, the Company had $40 million outstanding under the revolving loan and was fully drawn on the other instruments. Interest expense for the quarter ended March 31, 2004 was $10.0 million and there is a mandatory paydown of one of the term loans of approximately $1.3 million for fiscal 2004. Certain of the debt instruments contain customary affirmative and negative covenants, including covenants related to operating performance and financial leverage. Certain of these covenants were amended during fiscal 2003 to reflect the Company’s recent downturn in operating performance and lowered expectations for future increased profitability. However, these covenants were not amended beyond the period ending June 30, 2005. Therefore, even if the Company achieves its revised business plan, Constar will be required to obtain additional amendments in the future or will be required to seek alternative financing from new lenders or through asset sales.

Results of Operations

First Quarter

Net Sales

Net sales increased by $22.9 million, or 13.6%, to $191.7 million in the first quarter of 2004 from $168.8 million in the first quarter of 2003. In the U.S., net sales increased $11.5 million, or 8.8%, to $141.8 million in the first quarter of 2004 from $130.3 million in the first quarter of 2003. In Europe, net sales increased $11.4 million, or 29.9%, to $49.9 million in the first quarter of 2004 from $38.5 million in the first quarter of 2003. Net sales in the U.S. accounted for 74.0% of net sales in the first quarter of 2004 compared to 77.2% of net sales in the first quarter of 2003.

In the U.S., the increase in net sales in the first quarter of 2004 from the first quarter of 2003 reflects increased sales of conventional products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the strengthening of the British pound sterling and Euro against the U.S. dollar. The favorable impact of higher preform sales was partly offset by lower sales of carbonated soft drink bottles.

Gross Profit

Gross profit decreased $2.7 million, or 22.0%, to $9.4 million in the first quarter of 2004 from $12.1 million in the first quarter of 2003. The reduced gross profit reflects price reductions implemented to extend key contracts and meet competitive pricing. In addition, as a result of a reduced seasonal build of inventory compared to the first quarter of 2003, the Company generated unfavorable inventory absorption which negatively impacted gross profit as a percent of net sales. Gross profit benefited from an increase in unit sales and reduced spending in warehousing and product handling costs as well as cost savings from the Company’s 2003 restructuring initiative.

Selling and Administrative Expenses

Selling and administrative expenses increased by $1.5 million, or 31.9%, to $6.3 million in the first quarter of 2004 from $4.8 million in the first quarter of 2003. The increase reflects stand alone administrative costs associated with being a public company since the organization was not fully staffed during the first quarter of 2003 and additional legal spending.

Research and Technology Expenses

Research and technology expenses were $1.4 million in the first quarter of 2004 and in the first quarter of 2003.

Interest Expense

Interest expense increased $1.7 million to $10.0 million in the first quarter of 2004 from $8.3 million in the first quarter of 2003. The increase reflects higher debt levels when compared to the same period in 2003 as well as an increase in the Company’s effective interest rate due to the December 2003 refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $50 thousand expense in the first quarter of 2004 and in the first quarter of 2003.

Other Expenses, Net

Other expenses, net were $0.8 million expense in the first quarter of 2004 compared to $0.1 million expense in the first quarter of 2003. During the first quarter of 2004, the Company recorded a $0.5 million charge representing the deductible amount on an insurance claim that the Company filed to recover damages incurred from a fire at one of its European facilities.

Provision for Income Taxes

Provision for income taxes was a $0.1 million benefit in the first quarter of 2004 compared to $0.6 million benefit in the first quarter of 2003. Loss before taxes was a $9.0 million loss in the first quarter of 2004 compared to $2.5 million loss in the first quarter of 2003. During the first quarter of 2004, the Company recorded a valuation allowance to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $8.9 million in the first quarter of 2004 compared to net loss of $1.8 million in the first quarter of 2003. The decline in gross profit and increases in selling administrative expenses and interest expense were the primary factors contributing to the deterioration in net loss.

Adjusted EBITDA

EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization, and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. EBITDA is a key financial measure used by our senior credit facility lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.

The Company’s Senior Secured Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with certain financial covenants in the Senior Secured Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined to $13.9 million for the first quarter of 2004 from $19.8 million in the first quarter of 2003. After giving effect to the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA declined to $14.3 million from $20.4 million.

Reconciliation of Adjusted EBITDA to Net loss

(In Millions)	March 31,
	2004	2003
Net loss	$(8.9)	$(1.8)
Add back:
Interest expense	10.0	8.2
Taxes	(0.1)	(0.6)
Depreciation	12.9	14.0

EBITDA	$13.9	$19.8
Adjustments under Senior Secured Credit Agreement	0.4	0.6

Adjusted EBITDA under the Senior Secured Credit Agreement	$14.3	$20.4

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes (“Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement (“Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. After the $25 million paydown discussed below, the Term B Loan will require annual payments of $1.3 million, with a final balloon payment of $116.0 million due on the loan maturity date in November 2009. On December 23, 2003 the Company obtained a $75 million Second Lien Term Loan (‘Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amount available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Senior Secured Credit Agreement requires that the Company maintain at least $30 million in borrowing availability for 60 consecutive days between each October 1 and January 31 of the subsequent year.

As of March 31, 2004, there was $122.9 million outstanding on the Term B Loan, $40.0 million outstanding on the Revolver Loan and $5.5 million outstanding on letters of credit. In addition, as of March 31, 2004, the Company had $20.9 million of cash and cash equivalents on hand as well as $44.5 million of availability under the Revolver Loan.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. After June 30, 2005, Constar’s financial covenants and covenant levels will remain the same as those set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005 were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels, and reducing warehousing and distribution expenses. The Company has revised its 2004 operating forecasts and believes it will be able to maintain compliance with the covenants through mid-2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurances that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 and no assurances that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

Net cash and cash equivalents increased by $4.5 million during the first three months of 2004 primarily due to borrowings under its Revolver Loan offset by a decline in gross profit. The Company’s ratio of total debt to total capitalization increased to 93.8% at March 31, 2004 from 92.1% at December 31, 2003 due to the net loss reported during the first three months of 2004. The Company defines total capitalization as the sum of total debt, minority interests, and stockholders’ equity.

The Company believes that cash available under existing and new credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities through mid- 2005. The Company is in the process of taking significant steps to improve its financial performance, including the continuation of a program to become a lower cost producer of PET packaging with enhanced quality and service as well as the installation of a forecasting system to provide better analytical tools and accountability reporting.

Cash Flow

Net cash used by operating activities was $1.3 million in the first quarter of 2004 as compared to $8.7 million of net cash provided by operating activities in the first quarter of 2003. Higher interest payments associated with the increase in outstanding debt and a decline in gross profit were major factors contributing to the increase in cash used by operating activities.

Net cash used for investing activities decreased $0.5 million to $9.1 million in the first quarter of 2004 from $9.6 million in the first quarter of 2003, reflecting a decrease in capital spending that was primarily related to expansions of manufacturing capacity at the Dallas and Orlando facilities.

Net cash provided by financing activities was $14.7 million in the first quarter of 2004 reflecting $0.3 million for the scheduled quarterly payments on the Term B Loan and a $15.0 million increase in the Revolver Loan. Net cash used for financing activities was $5.4 million in the first quarter of 2003 reflecting $0.4 million for the scheduled quarterly payments on the Term B Loan and a $5.0 million reduction of the Revolver Loan.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the Company’s ability to comply with restrictive covenants contained in the instruments governing its indebtedness or obtain waivers if not in compliance; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for packaging requiring the Company’s proprietary technologies and know-how; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationship with its largest customers, two of which represent a combined total of approximately 45% of the Company’s 2003 consolidated revenue; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect those terms in its sales; general economic and political conditions, including those that affect the price of petrochemical products such as PET resin; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to control costs; the Company’s ability to achieve improved utilization on its equipment; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets and to offer new solutions that address the changing needs of these markets; the Company’s ability to successfully execute its business model and enhance its product mix; the Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and the other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 26% of total revenues from sales in foreign currencies during the first quarter ending March 31, 2004. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 2% of total revenues in the first quarter ending March 31, 2004 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At March 31, 2004, there were no foreign currency derivatives outstanding.

The Company’s borrowings under the Revolver Loan, Term B Loan and Second Lien Loan bear interest rates based on either a floating rate Base Rate or the LIBOR Rate. Therefore, the Company has an exposure to interest rate risk. However, both the Revolver Loan and Term B Loan contain an interest rate floor which is defined as the greater of either 2% or the LIBOR rate. As of April 30, 2004, the floor of 2% was higher than the LIBOR rate of 1.10%. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

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

.

Item 4.	Controls and Procedures

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this Quartertly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance that:

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

Evaluation of Disclosure Controls

At the end of the period covered by this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired additional staff and continues to improve documentation to address material weaknesses in the internal controls and procedures for financial reporting relating to (i) the lack of documentation and information systems necessary to ensure compliance with sales contracts terms and to support the accounting for fixed assets and (ii) an inefficient financial reporting closing process as disclosed in the Company’s 2003 annual report filed on form 10-K. The Company will continue to evaluate its needs in the controls area and respond accordingly.

PART II – Other Information

Item 1.	Legal Proceedings

Constar is one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit by the plaintiff. On February 24, 2004 judgment was entered in accordance with the November 28, 2003 ruling. Notices of appeal and cross-appeal have been filed.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.41	Annual Incentive and Management Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K and Form 8-K/A, each dated March 11, 2004, pursuant to Items 7 and 12, regarding a press release announcing the Company’s 2003 full year and fourth quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: May 4, 2004	By:	/s/ James C. Cook
James C. Cook
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)