Form 10-Q
period 2004-06-30
CONSTAR INTERNATIONAL INC
filed 2004-08-09
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

As of August 6, 2004, 12,620,501 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
Assets

Current Assets
Cash and cash equivalents	$13,910	$16,478
Accounts receivable, net	97,517	66,979
Inventories, net (Note 3)	84,649	82,368
Prepaid expenses and other current assets	12,278	13,642

Total current assets	208,354	179,467

Property plant and equipment, net	211,220	223,925
Goodwill (Note 4)	148,813	148,813
Other assets	24,008	26,136

Total assets	$592,395	$578,341

Liabilities, Minority Interests and Stockholders’ Equity

Current Liabilities
Short-term debt (Note 5)	$1,248	$1,248
Accounts payable and accrued liabilities	132,965	118,900
Income taxes payable	1,926	2,146

Total current liabilities	136,139	122,294
Long-term debt, net of current portion (Note 5)	407,139	396,170
Pension and post-retirement liabilities	10,187	8,267
Deferred income taxes	11,029	10,944
Other liabilities	5,137	5,567

Total liabilities	569,631	543,242

Commitments and contingent liabilities (Note 11)
Minority interests	2,266	2,285
Stockholders’ equity	20,498	32,814

Total liabilities, minority interests and stockholders’ equity	$592,395	$578,341

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net customer sales	$224,774	$202,651	$415,519	$371,084
Net affiliate sales	1,310	783	2,303	1,141

Net sales	226,084	203,434	417,822	372,225

Cost of products sold, excluding depreciation	199,010	180,894	368,450	323,626
Depreciation	13,179	14,031	26,077	28,033

Gross profit	13,895	8,509	23,295	20,566
Operating expenses
Selling and administrative expenses	5,980	5,201	12,257	9,960
Research and technology expenses	1,143	1,282	2,517	2,701
Interest expense	9,988	8,877	19,970	17,312
Foreign exchange adjustments	361	(872)	407	(825)
Goodwill impairment loss		183,000		183,000
Other (income) expenses, net	(241)	166	513	77

Total operating expenses	17,231	197,654	35,664	212,225

Loss before taxes and minority interest	(3,336)	(189,145)	(12,369)	(191,659)
Provision for income taxes	(564)	2,314	(448)	2,924
Minority interests	14	(147)	19	(74)

Net loss	$(3,886)	$(186,978)	$(12,798)	$(188,809)

Per common share data:
Basic and diluted:

Net loss	$(0.32)	$(15.58)	$(1.07)	$(15.73)

Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000

The accompanying notes are an integral part of these consolidated financial statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(12,798)	$(188,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss		183,000
Depreciation and amortization	27,437	28,860
Deferred income taxes	(90)	(4,081)
Change in other assets and liabilities, net	(12,076)	5,505

Net cash provided by operating activities	2,473	24,475

Cash flows from investing activities
Purchases of property, plant and equipment	(16,034)	(25,169)
Proceeds from sale of property, plant and equipment	71	148

Net cash used in investing activities	(15,963)	(25,021)

Cash flows from financing activities
Proceeds from debt		1,502
Repayment of Term B Loan	(624)	(750)
Proceeds from Revolver Loan	31,500	51,000
Repayments of Revolver Loan	(20,000)	(65,000)

Net cash provided by (used in) financing activities	10,876	(13,248)

Effect of exchange rate changes on cash and cash equivalents	46	170

Net change in cash and cash equivalents	(2,568)	(13,624)
Cash and cash equivalents at beginning of period	16,478	20,913

Cash and cash equivalents at end of period	$13,910	$7,289

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total
Balance, December 31, 2003		$120	$275,070	$(18,300)	$(1,852)	$(222,224)	$32,814
Net loss	$(8,912)					(8,912)	(8,912)
Translation adjustments	764			764			764

Comprehensive loss	$(8,148)

Issuance of restricted stock			835		(835)		—
Earned compensation on restricted stock					168		168

Balance, March 31, 2004		$120	$275,905	$(17,536)	$(2,519)	$(231,136)	$24,834

Net loss	$(3,886)					(3,886)	(3,886)
Translation adjustments	(632)			(632)			(632)

Comprehensive loss	$(4,518)

Earned compensation on restricted stock					182		182

Balance, June 30, 2004		$120	$275,905	$(18,168)	$(2,337)	$(235,022)	$20,498

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All dollar amounts in thousands unless otherwise noted)

1. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared by Constar International Inc. (“Constar” or the “Company”) in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

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

2. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 requires the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation requires immediate consolidation if circumstances warrant such consolidation. In December 2003, the FASB issued FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46 (R) replaces FIN 46 and clarifies the accounting for interests in VIEs. The Company analyzed certain leasing arrangements with Crown Holdings, Inc. subsidiaries and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No.87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s results of operations or financial position. See Note 9 of the accompanying Notes to Consolidated Financial Statements.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” (“FAS 106-2”), FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive approaches. For all public and non public companies that sponsor one or more plans with more than 100 participants, FAS 106-2 is effective as of the first interim or annual period beginning after June 15, 2004 ( third quarter 2004 for the Company), although earlier adoption is encouraged. The Company is currently assessing the impact of this Statement.

3. Inventories

	June 30, 2004	December 31, 2003
Finished goods	$46,854	$48,346
Raw materials and supplies	37,795	34,022

Total	$84,649	$82,368

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,223 and $918 as of June 30, 2004 and December 31, 2003, respectively.

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

There was no change in the carrying amount of goodwill for the six months ended June 30, 2004.

5. Debt

A summary of short-term and long-term debt follows:

	June 30, 2004	December 31, 2003
SHORT-TERM
Term B Loan	$1,248	$1,248

Total	$1,248	$1,248

LONG-TERM
Revolver	36,500	25,000
Term B Loan	121,316	121,940
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(2,187)	(2,317)
Second Lien Term Loan	75,000	75,000
Other	1,510	1,547

Total	$407,139	$396,170

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the Senior Subordinated Notes, the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. On December 23, 2003, in consideration for the payment of fees and expenses of approximately $5.0 million, the Company obtained a $75 million Second Lien Term Loan due December 23, 2010 (“Second Lien Loan”). The Second Lien Loan bears interest at a rate of LIBOR plus 800 basis points. The net proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver Loan. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amounts available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Senior Secured Credit Agreement requires that the Company maintain at least $30 million in borrowing availability under the Revolver Loan for at least 60 consecutive days between each October 1 and January 31 of the subsequent year.

At June 30, 2004, there was $122.6 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $36.5 million outstanding on the Revolver Loan and $4.4 million outstanding under letters of credit. In addition, the Company had $13.9 million of cash and cash equivalents on hand as well as $49.1 million of availability under the Revolver Loan.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. The Total Leverage and Fixed Charge Leverage ratios were eliminated until September 30, 2005. After June 30, 2005, Constar’s financial covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005, were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the increased competition in the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels and reducing warehousing and distribution expenses. The Company believes it will be able to maintain compliance with the covenants that exist through mid -2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurance that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 nor any assurance that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company was in compliance with all covenants at June 30, 2004.

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

6. Restructuring and Asset Impairments

In September 2003, the Company announced its plan to implement a cost reduction initiative under which it closed two facilities in the North American region. Under this plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were to be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of $4.9 million and non-cash asset impairment charges of $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs.

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $941. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997.

A reconciliation of the restructuring liability as of June 30, 2004 is as follows;

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2003	$3,797	350	$4,147
Payments	(1,372)	(350)	(1,722)

Balance at June 30, 2004	$2,425	—	$2,425

The balance in the restructuring reserve at June 30, 2004 represents contract and lease termination costs of which $2,303 pertains to the 2003 plan and $122 pertains to a prior year plan. The Company expects cash payments relating to these plans to be made over the next three years.

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

The Company did not record compensation expense related to its stock option plan for the period ended June 30, 2004 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “ Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have changed as summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss
As reported	$(3,886)	$(186,978)	$(12,798)	$(188,809)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	119	10	228	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(54)	(317)	(109)

Pro forma	$(3,930)	$(187,022)	$(12,887)	$(188,898)

Basic and diluted loss per share
As reported	$(0.32)	$(15.58)	$(1.07)	$(15.73)
Pro forma	$(0.33)	$(15.59)	$(1.07)	$(15.74)

During 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company, of which 1,500 shares were forfeited. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date or upon an earlier change of control of the Company, any unvested shares will vest.

During February 2004, an additional 118,000 shares of restricted stock were issued to employees. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

In April 2004, the Company granted 15,000 shares of restricted stock to one officer and in August 2004, the Company granted an additional 108,500 shares of restricted stock to certain other officers. These shares vest in the same manner described above with respect to the 2003 grants to officers, except that the price targets are set at $6.00, $9.00 and $12.00 instead of $7.00, $12.00 and $15.00.

During the six months ended June 30, 2004, the Company recorded an expense of approximately $0.4 million related to the amortization of the vesting period of these grants.

8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss	$(3,886)	$(186,978)	$(12,798)	$(188,809)
Weighted average shares outstanding:
Basic and diluted	12,000	12,000	12,000	12,000
Basic and diluted loss per share:
Net loss	$(0.32)	$(15.58)	$(1.07)	$(15.73)

Basic EPS excludes all potentially dilutive securities and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Basic and diluted EPS are the same for the three and six months ended June 30, 2004 and June 30, 2003. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 214,665 and restricted shares outstanding amounted to 498,500 for the six months ended June 30, 2004. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003		Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement
Service cost	$506	$11	$516	$11	$1,012	$22	$1,032	$22
Interest cost	1,033	113	993	172	2,066	226	1,986	314
Expected return on plan assets	(1,176)		(1,116)		(2,352)		(2,232)
Amortization of net loss	626	196	512	190	1,252	392	82	190
Amortization of prior service cost	38	(48)	41		76	(96)	900

Total pension and postretirement expense	$1,027	$272	$946	$373	$2,054	$544	$1,768	$526

Constar estimates that its expected contribution to the U.S plan for the 2004 fiscal year is $1.0 million of which $0.4 million was paid during the six months ended June 30, 2004.

10. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
United States	$162,221	$149,445	$302,992	$279,410
United Kingdom	34,677	27,486	60,445	46,579
Other	27,876	25,720	52,082	45,095

	$224,774	$202,651	$415,519	$371,084

11.Commitments and Contingencies

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”), held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc, alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., was infringing one of its U.S. Oxbar-related patents. The complaint alleges that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for certain containers it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under a 1993 license from CCK Technologies’ predecessor include exclusive rights to the particular application of Oxbar technology in multi-layer PET containers used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s bottles are within the rights retained by CCK Technologies. This decision allowed Constar to pursue the lawsuit that Crown initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the District Court entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. Discovery has concluded, except for certain depositions that are the subject of pending motions and several expert depositions yet to be scheduled. The Company is engaged in settlement discussions regarding these actions. There can be no assurance that settlement will be completed on terms favorable to the Company or at all.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling. Notices of appeal and cross-appeal have been filed, and the plaintiff/appellant’s opening brief was filed in the Federal Circuit on June 28, 2004. Briefing is scheduled to be completed in the fall of 2004.

The Company and certain of its present directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United Sates District Court for the Eastern District of Pennsylvania, In re Constar International, Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc¸et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The Company believes the claims in the action are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. The PVC manufacturers and manufacturers of the manufacturing equipment are also defendants. The litigation is currently in the discovery stage and the Company believes the claims are without merit and is aggressively defending against the claims. A trial as to only one of the plaintiffs is currently docketed for October 2004.

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

As of June 30, 2004 there were seven letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $4.4 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment obligation to a vendor and loan obligations of a foreign affiliate.

12. Income Taxes

During the first six months of 2004, the Company recorded a valuation allowance of $4.5 million to cover the net operating losses being generated during fiscal 2004. The Company does not believe it is more likely than not that the deferred tax assets to the extent the assets exceed deferred tax liabilities will be realized.

13. Condensed Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	balance sheets as of June 30, 2004 and December 31, 2003.

•	statements of operations for the three months and six months ended June 30, 2004 and June 30, 2003; and

•	statements of cash flows for the six months ended June 30, 2004 and June 30, 2003.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF June 30, 2004

(in thousands)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$1,801		$12,109	$		$13,910
Intercompany receivable		3,126		17,274				(20,400)
Accounts receivable, net				53,241		44,276			97,517
Inventories, net				60,936		23,713			84,649
Prepaid expenses and other current assets				10,845		1,433			12,278

Total current assets		3,126		144,097		81,531		(20,400)	208,354

Property Plant and Equipment, net				162,428		48,792			211,220
Goodwill				148,813					148,813
Investments		413,735		53,143				(466,878)
Other Assets		12,206		11,731		71			24,008

Total assets		$429,067		$520,212		$130,394		$(487,278)	$592,395

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt		$1,248	$		$		$		$1,248
Intercompany payable				3,126		17,274		(20,400)
Accounts payable and accrued liabilities		1,692		80,967		50,306			132,965
Income taxes payable				829		1,097			1,926

Total current liabilities		2,940		84,922		68,677		(20,400)	136,139

Long-term debt, net of current portion		405,629				1,510			407,139
Pension and post-retirement liabilities				10,066		121			10,187
Deferred income taxes				6,755		4,274			11,029
Other liabilities				4,734		403			5,137

Total liabilities		408,569		106,477		74,985		(20,400)	569,631

Minority interest						2,266			2,266
Stockholders’ equity		20,498		413,735		53,143		(466,878)	20,498

Total liabilities and stockholders’ equity		$429,067		$520,212		$130,394		$(487,278)	$592,395

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

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$163,532	$62,552	$		$226,084
Cost of products sold, excluding depreciation			141,605	57,405			199,010
Depreciation			10,327	2,852			13,179

Gross profit			11,600	2,295			13,895
Selling and administrative expenses			5,225	755			5,980
Research and technology expenses			948	195			1,143
Interest expense		9,782		206			9,988
Foreign exchange adjustments			(18)	379			361
Other expenses, net			(4)	(237)			(241)

Income (loss) before taxes		(9,782)	5,449	997			(3,336)
Provision for income taxes			(114)	(450)			(564)
Equity earnings		5,896	561			(6,457)
Minority interest				14			14

Net income (loss)		$(3,886)	$5,896	$561		$(6,457)	$(3,886)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$150,228	$53,206	$		$203,434
Cost of products sold, excluding depreciation			132,859	48,035			180,894
Depreciation			11,625	2,406			14,031

Gross profit			5,744	2,765			8,509
Selling and administrative expenses			4,387	814			5,201
Research and technology expenses			1,144	138			1,282
Interest expense		8,670		207			8,877
Foreign exchange adjustments			(435)	(437)			(872)
Goodwill impairment loss			183,000				183,000
Other expenses, net			268	(102)			166

Income (loss) before taxes		(8,670)	(182,620)	2,145			(189,145)
Benefit (provision) for income taxes		3,035	(127)	(594)			2,314
Equity earnings		(181,343)	1,404			179,939	—
Minority interest				(147)			(147)

Net income (loss)		$(186,978)	$(181,343)	$1,404		$179,939	$(186,978)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$305,295	$112,527	$		$417,822
Cost of products sold, excluding depreciation			264,861	103,589			368,450
Depreciation			20,653	5,424			26,077

Gross profit			19,781	3,514			23,295
Selling and administrative expenses			10,675	1,582			12,257
Research and technology expenses			2,127	390			2,517
Interest expense		19,586		384			19,970
Foreign exchange adjustments			366	41			407
Other expenses, net			288	225			513

Income (loss) before taxes		(19,586)	6,325	892			(12,369)
Provision for income taxes				(448)			(448)
Equity earnings		6,788	463			(7,251)
Minority interest				19			19

Net income (loss)		$(12,798)	$6,788	$463		$(7,251)	$(12,798)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$280,551	$91,674	$		$372,225
Cost of products sold, excluding depreciation			240,862	82,764			323,626
Depreciation			23,249	4,784			28,033

Gross profit			16,440	4,126			20,566
Selling and administrative expenses			8,373	1,587			9,960
Research and technology expenses			2,437	264			2,701
Interest expense		16,907		405			17,312
Foreign exchange adjustments			(353)	(472)			(825)
Goodwill impairment loss			183,000				183,000
Other expenses, net			330	(253)			77

Income (loss) before taxes		(16,907)	(177,347)	2,595			(191,659)
Benefit (provision) for income taxes		5,917	(1,978)	(1,015)			2,924
Equity earnings		(177,819)	1,506			176,313	—
Minority interest				(74)			(74)

Net income (loss)		$(188,809)	$(177,819)	$1,506		$176,313	$(188,809)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(12,798)	$6,788	$463	$(7,251)	$(12,798)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,361	20,653	5,423		27,437
Deferred income taxes			(90)		(90)
Equity earnings	(6,788)	(463)		7,251
Change in assets and liabilities, net:	(131)	(11,653)	(292)		(12,076)

Net cash (used in) provided by operating activities	(18,356)	15,325	5,504		2,473

Cash flows from investing activities
Purchases of property, plant and equipment, net		(9,533)	(6,501)		(16,034)
Proceeds from sale of property, plant and equipment		71			71

Net cash used in investing activities		(9,462)	(6,501)		(15,963)

Cash flows from financing activities
Repayment of Term B Loan	(624)				(624)
Proceeds from (repayment of) Revolver Loan	11,500				11,500
Net change in Constar intercompany loans	7,480	(10,626)	3,146

Net cash provided by (used in) financing activities	18,356	(10,626)	3,146		10,876

Effect of exchange rate changes on cash and cash equivalents			46		46

Net change in cash and cash equivalents	—	(4,763)	2,195	—	(2,568)
Cash and cash equivalents at beginning of period		6,564	9,914		16,478

Cash and cash equivalents at end of period	$—	$1,801	$12,109	$—	$13,910

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(188,809)	$(177,819)	$1,506	$176,313	$(188,809)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	822	23,249	4,789		28,860
Deferred income taxes		(4,069)	(12)		(4,081)
Equity earnings	177,819	(1,506)		(176,313)
Change in assets and liabilities, net	(1,073)	14,488	(7,910)		5,505

Net cash (used in) provided by operating activities	(11,241)	37,343	(1,627)	—	24,475

Cash flows from investing activities
Purchases of property, plant and equipment, net		(22,274)	(2,895)		(25,169)
Proceeds from sale of property, plant and equipment		38	110		148

Net cash used in investing activities		(22,236)	(2,785)		(25,021)

Cash flows from financing activities
Proceeds from debt			1,502		1,502
Repayment of Revolver Loan	(14,000)				(14,000)
Repayment of Term B Loan	(750)				(750)
Net change in Constar intercompany loans	25,991	(20,795)	(5,196)

Net cash provided by (used in) financing activities	11,241	(20,795)	(3,694)		(13,248)

Effect of exchange rate changes on cash and cash equivalents			170		170

Net change in cash and cash equivalents	—	(5,688)	(7,936)	—	(13,624)
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$3,218	$4,071	$—	$7,289

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 73% of its revenues for the first half of the year were generated in the United States with the remainder attributable to its European operations. During the first half of 2004, one customer accounted for approximately 32% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of 75% of the Company’s consolidated revenues. Over 75% of the Company’s 2004 first half sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business.

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

The PET packaging industry is in a very competitive pricing environment. The Company expects that competitive pricing pressure will begin to decrease because of a recent reduction in the industry’s available capacity. However, the Company will continue to face two other significant sources of pricing pressure. The first source is customer consolidation. When smaller customers are acquired by larger customers, the profitability of Constar’s business with the smaller customer tends to decline. In addition, as customers grow through acquisitions, they acquire more leverage in contract negotiations. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is making efforts to remove these provisions in all new contracts and contract renewals. Thus, despite a reduction in the industry’s available capacity, price declines remain a concern. The Company continues to focus its efforts on effective cost controls, manufacturing efficiencies and overhead reductions in an effort to offset pricing pressures.

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

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions averaging approximately $6 million to $10 million dollars for each year between 2005 and 2007. The Company is currently attempting to improve its margins by improving customer and product mix, maximizing utilization rates, updating existing facilities, and investing in cost reduction and efficiency improvements. If the Company is not successful in its efforts to improve margins, the Company’s ability to increase profits will be adversely affected. During the second quarter the Company operated at high utilization rates, and the Company does not intend to invest in additional conventional capacity unless those investments improve overall margins in the Company’s conventional business.

The Company is highly leveraged. The Company’s debt structure consists of a $90 million revolving loan, $123 million term loan, $75 million second lien term loan and $175 million of publicly held senior subordinated notes. As of June 30, 2004, the Company had $36.5 million borrowed under the revolving loan, $4.4 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the six months ended June 30, 2004 was $20.0 million. There is a mandatory paydown of one of the term loans of approximately $1.3 million for fiscal 2004. Certain of the debt instruments contain customary affirmative and negative covenants, including covenants related to operating performance and financial leverage. Certain of these covenants were amended during fiscal 2003 to reflect the Company’s recent downturn in operating performance and lowered expectations for future increased profitability. However, these covenants were not amended beyond the period ending June 30, 2005. Therefore, even if the Company achieves its revised business plan, Constar will be required to obtain additional amendments in the future or will be required to seek alternative financing from new lenders or through asset sales.

Results of Operations

Second Quarter

Net Sales

Net sales increased by $22.7 million, or 11.1%, to $226.1 million in the second quarter of 2004 from $203.4 million in the second quarter of 2003. In the U.S., net sales increased $13.3 million, or 8.9%, to $163.5 million in the second quarter of 2004 from $150.2 million in the second quarter of 2003. In Europe, net sales increased $9.3 million, or 17.6%, to $62.5 million in the second quarter of 2004 from $53.2 million in the second quarter of 2003. Net sales in the U.S. accounted for 72.3% of net sales in the second quarter of 2004 compared to 73.8% of net sales in the second quarter of 2003.

In the U.S., the increase in net sales in the second quarter of 2004 from the second quarter of 2003 reflects increased sales of both conventional and custom products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to a stronger British pound sterling and Euro against the U.S. dollar. Higher unit sales of performs also contributed to the increase.

Gross Profit

Gross profit increased $5.4 million, or 63.3%, to $13.9 million in the second quarter of 2004 from $8.5 million in the second quarter of 2003. Gross profit benefited from an increase in unit sales and reduced spending in warehousing and product handling costs as well as cost savings from the Company’s 2003 restructuring initiative. These improvements were partially offset by increased spending on utilities and freight during the second quarter of 2004 as well as price reductions implemented to extend key contracts and meet competitive pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $0.8 million, or 15.0%, to $6.0 million in the second quarter of 2004 from $5.2 million in the second quarter of 2003. The increase reflects costs associated with Sarbanes-Oxley compliance efforts and additional legal expenses related to a patent infringement action.

Research and Technology Expenses

Research and technology expenses were $1.1 million in the second quarter of 2004 compared to $1.3 million in the second quarter of 2003.

Interest Expense

Interest expense increased $1.1 million to $10.0 million in the second quarter of 2004 from $8.9 million in the second quarter of 2003. The increase reflects higher debt levels when compared to the same period in 2003 as well as an increase in the Company’s effective interest rate due to the December 2003 refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.4 million expense in the second quarter of 2004 compared to $0.9 million income in the second quarter of 2003. The change between 2004 and 2003 was primarily related to the changes in the foreign currency translation rates of intra company balances.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed at June 30, 2003. The Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium.

Other (Income) Expenses, Net

Other income, net was $0.2 million in the second quarter of 2004 compared to $0.2 million expense in the second quarter of 2003. Lower bad debt expense and gain on sale of assets were the primary factors contributing to the change.

Provision for Income Taxes

Provision for income taxes was $0.6 million expense in the second quarter of 2004 compared to a $2.3 million benefit in the second quarter of 2003. The tax provision for the second quarter of 2004 relates primarily to the income generated in the European operations. During the second quarter of 2004, the Company recorded a valuation allowance of approximately $1.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $3.9 million in the second quarter of 2004 compared to net loss of $186.9 million in the second quarter of 2003. The goodwill impairment loss recognized in the second quarter of 2003 and the increase in gross profit during the second quarter of 2004 were the primary factors contributing to the favorable change.

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

EBITDA increased to $19.8 million for the second quarter of 2004 from $(166.3) million in the second quarter of 2003. After giving effect to the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA increased to $20.1 million from $17.7 million.

Reconciliation of Adjusted EBITDA to Net loss

	June 30,
(In Millions)	2004	2003
Net loss	$(3.9)	$(186.9)
Add back:
Interest expense	10.0	8.9
Taxes	0.6	(2.3)
Depreciation	13.1	14.0

EBITDA	$19.8	$(166.3)
Adjustments under Senior Secured Credit Agreement	0.3	184.0

Adjusted EBITDA under the Senior Secured Credit Agreement	$20.1	$17.7

The Company feels that the three month Adjusted EBITDA amounts shown above are informative in connection with certain financial covenants contained within the Company’s Senior Secured Credit Agreement. Even though these covenants are based on the last twelve months of Adjusted EBITDA, the Company has presented the comparable periods above to provide additional insight into the rolling twelve month data. The Company’s Senior Secured Credit Agreement contains a Minimum EBITDA financial covenant based on Adjusted EBITDA for the last twelve months. The Company’s Adjusted EBITDA for the last twelve months was $54.7 million as compared to the financial covenant amount of $48.0 million.

Six Months

Net Sales

Net sales increased by $45.6 million, or 12.2%, to $417.8 million in the first six months of 2004 from $372.2 million in the first six months of 2003. In the U.S., net sales increased $24.7 million, or 8.8%, to $305.3 million in the first six months of 2004 from $280.6 million in the first six months of 2003. In Europe, net sales increased $20.9 million, or 22.8%, to $112.5 million in the first six months of 2004 from $91.6 million in the first six months of 2003. Net sales in the U.S. accounted for 73.0% of net sales in the first six months of 2004 compared to 75.4% of net sales in the first six months of 2003.

In the U.S., the increase in net sales in the first six months of 2004 from the first six months of 2003 reflects increased sales of conventional and custom products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the first six months of 2004 compared to the first six months of 2003 was primarily due to the stronger British pound sterling and Euro against the U.S. dollar. Higher unit sales of performs also contributed to the increase.

Gross Profit

Gross profit increased $2.7 million, or 13.3%, to $23.3 million in the first six months of 2004 from $20.6 million in the first six months of 2003. Gross profit benefited from an increase in unit sales and reduced spending in warehousing and product handling costs as well as cost savings from the Company’s 2003 restructuring initiative. These benefits were partly offset by price reductions implemented to extend key contracts and meet competitive pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $2.3 million, or 23.1%, to $12.3 million in the first six months of 2004 from $10.0 million in the first six months of 2003. The increase reflects stand alone administrative costs associated with being a public company since the organization was not fully staffed during the first six months of 2003, expenses related to Sarbanes-Oxley compliance efforts and additional legal spending.

Research and Technology Expenses

Research and technology expenses were $2.5 million in the first six months of 2004 compared to $2.7 million in the first six months of 2003.

Interest Expense

Interest expense increased $2.7 million to $20.0 million in the first six months of 2004 from $17.3 million in the first six months of 2003. The increase reflects higher debt levels when compared to the same period in 2003 as well as an increase in the Company’s effective interest rate due to the December 2003 refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.4 million expense in the first six months of 2004 compared to $0.9 million income in the first six months of 2003. The change between 2004 and 2003 was primarily related to the changes in the foreign currency translation rates of intra company balances.

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed at June 30, 2003. The Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium.

Other (Income) Expenses, Net

Other expenses, net were $0.5 million expense in the first six months of 2004 compared to $0.1 million expense in the first six months of 2003. The Company recorded a $1.8 million charge representing costs incurred from a fire at one of its European facilities.

This charge has been reduced by $1.3 million related to recoveries under an insurance claim.

Provision for Income Taxes

Provision for income taxes was a $0.4 million expense in the first six months of 2004 compared to $2.9 million benefit in the first six months of 2003. The tax provision for the first six months of 2004 related to the income attributable to the European operations. During the first six months of 2004, the Company recorded a valuation allowance of approximately $4.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $12.8 million in the first six months of 2004 compared to net loss of $188.8 million in the first six months of 2003. The goodwill impairment loss recognized in the first six months of 2003 was the primary factor contributing to the favorable change.

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

EBITDA increased to $33.7 million for the first six months of 2004 from $(146.4) million in the first six months of 2003. After giving effect to the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA decreased to $34.4 million from $38.0 million.

Reconciliation of Adjusted EBITDA to Net loss

	June 30,
(In Millions)	2004	2003
Net loss	$(12.8)	$(188.8)
Add back:
Interest expense	20.0	17.3
Taxes	0.4	(2.9)
Depreciation	26.1	28.0

EBITDA	$33.7	$(146.4)
Adjustments under Senior Secured Credit Agreement	0.7	184.4

Adjusted EBITDA under the Senior Secured Credit Agreement	$34.4	$38.0

The Company feels that the six month Adjusted EBITDA amounts shown above are informative in connection with certain financial covenants contained within the Company’s Senior Secured Credit Agreement. Even though these covenants are based on the last twelve months of Adjusted EBITDA, the Company has presented the comparable periods above to provide additional insight into the rolling twelve month data. The Company’s Senior Secured Credit Agreement contains a Minimum EBITDA financial covenant based on Adjusted EBITDA for the last twelve months. The Company’s Adjusted EBITDA for the last twelve months was $54.7 million as compared to the financial covenant amount of $48.0 million.

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

As of June 30, 2004, there was $122.6 million outstanding on the Term B Loan, $36.5 million outstanding on the Revolver Loan and $4.4 million outstanding on letters of credit. In addition, as of June 30, 2004, the Company had $13.9 million of cash and cash equivalents on hand as well as $49.1 million of availability under the Revolver Loan.

The Term B Loan requires annual principal payments of approximately $1.3 million until final payment is due in November 2009. No other principal repayments are scheduled for the other loans until their respective maturity dates.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios. The Company’s Senior Secured Credit Agreement also limits the Company’s ability to make capital expenditures. In order to satisfy significant business awards, including those relating to conversions from others forms of packaging, the Company may need to purchase additional equipment. To the extent that such purchases would cause the Company to exceed the capital expenditure restrictions of the Senior Secured Credit Agreement, the Company would have to obtain the lenders consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. The Total Leverage and Fixed Charge Leverage ratios were eliminated until September 30, 2005. After June 30, 2005, Constar’s financial covenants and covenant levels will remain the same as those set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005 were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the increased competition in the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels, and reducing warehousing and distribution expenses. The Company has revised its 2004 operating forecasts and believes it will be able to maintain compliance with the covenants through mid-2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. Therefore, the Company anticipates that it will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales. There can be no assurances that the Company will be able to maintain compliance with these amended covenants through June 30, 2005 and no assurances that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company was in compliance with all covenants at June 30, 2004.

The Company’s ratio of total debt to total capitalization increased to 94.7% at June 30, 2004 from 92.1% at December 31, 2003 due to the net loss reported during the first six months of 2004. The Company defines total capitalization as the sum of total debt, minority interests, and stockholders’ equity.

The Company believes that cash available under existing and new credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities through mid- 2005.

Cash Flow

Net cash provided by operating activities was $2.5 million in the first six months of 2004 as compared to $24.5 million in the first six months of 2003. During the first six months of 2004, the Company’s inventory level increased $2.3 million as compared to an increase of $13.5 million during the same period in 2003. This reduction in seasonal inventory build was more than offset by an increase in accounts payable and accrued liabilities of $14.1 million in the six months ending June 30, 2004, as compared to an increase of $45.7 million in the same period in 2003. In addition, there was an increase of $30.5 million in accounts receivable, net, during the first six months of 2004 which is consistent with the $29.8 million increase in that balance during the same period in 2003. The increase in accounts receivable, net, reflects the seasonal increase in sales volumes during the second quarter of the fiscal year as compared to the fourth quarter. These changes in working capital combined with increases in interest expense and selling and administrative expenses led to the reduction in net cash provided by operating activities during the first half of 2004.

Net cash used for investing activities decreased $9.0 million to $16.0 million in the first six months of 2004 from $25.0 million in the first six months of 2003, reflecting a decrease in capital spending associated with capacity for conventional products.

Net cash provided by financing activities was $10.9 million in the first six months of 2004 reflecting $0.6 million for the scheduled quarterly payments on the Term B Loan and a $11.5 million increase in the amounts outstanding under the Revolver Loan. Net cash used for financing activities was $13.2 million in the first six months of 2003 reflecting $0.8 million for the scheduled quarterly payments on the Term B Loan and a $14.0 million reduction of the Revolver Loan. This net reduction in debt was partly offset by proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey during the first half of 2003.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the Company’s ability to comply with restrictive covenants contained in the instruments governing its indebtedness or obtain waivers if not in compliance; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for packaging requiring the Company’s proprietary technologies and know-how; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationship with its largest customers, two of which represent a combined total of approximately 45% of the Company’s 2003 consolidated revenue; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect those terms in its sales; general economic and political conditions, including those that affect the price of petrochemical products such as PET resin; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to timely market products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology; the Company’s ability to control costs; the Company’s ability to achieve improved utilization on its equipment; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets and to offer new solutions that address the changing needs of these markets; the Company’s ability to successfully execute its business model and enhance its product mix; the Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and the other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 27% of total revenues from sales in foreign currencies during the first six months ending June 30, 2004. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 2% of total revenues in the first six months ending June 30, 2004 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At June 30, 2004, there were no foreign currency derivatives outstanding.

The Company’s borrowings under the Revolver Loan, Term B Loan and Second Lien Loan bear interest rates based on either a floating rate Base Rate or the LIBOR Rate. Therefore, the Company has an exposure to interest rate risk. However, both the Revolver Loan and Term B Loan contain an interest rate floor which is defined as the greater of either 2% or the LIBOR rate. As of August 1, 2004, the floor of 2% was higher than the LIBOR rate of 1.50%. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

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

Evaluation of Disclosure Controls

At the end of the period covered by this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired additional staff and has worked to improve its processes to address material weaknesses in the internal controls and procedures for financial reporting relating to (i) the lack of documentation and information systems necessary to ensure compliance with sales contracts terms and to support the accounting for fixed assets and (ii) an inefficient financial reporting closing process as disclosed in the Company’s 2003 annual report filed on form 10-K. The Company will continue to evaluate its needs in the controls area and respond accordingly.

PART II – Other Information

Item 1. Legal Proceedings

Prior to Constar’s initial public offering, Crown Cork & Seal Technologies Corporation (“CCK Technologies”), held the patents relating to Oxbar and subsequently contributed these patents to Constar as part of the restructuring attendant to the Company’s initial public offering. CCK Technologies filed a lawsuit seeking unspecified monetary damages on April 8, 1999 in the U.S. District Court for the District of Delaware against Continental PET Technologies, Inc, alleging that Continental PET, a subsidiary of Owens-Illinois, Inc., was infringing one of its U.S. Oxbar-related patents. The complaint alleges that the materials that Continental PET uses and has used since at least 1998 to achieve oxygen-scavenging properties for certain containers it sells infringe one of CCK Technologies’ Oxbar patents. Chevron intervened in the action on May 31, 2000 to assert cross-claims seeking a declaratory judgment that its rights under a 1993 license from CCK Technologies’ predecessor include exclusive rights to the particular application of Oxbar technology in multi-layer PET bottles used by Continental PET, as well as certain other rights. On November 25, 2002, the U.S. District Court for the District of Delaware ruled in favor of CCK Technologies, confirming that the license granted to Chevron did not include the rights that CCK Technologies claims are being infringed by Continental PET and finding instead that Continental PET’s containers are within the rights retained by CCK Technologies. This decision allowed Constar to pursue the lawsuit that Crown initiated against Continental PET. On January 22, 2003, the Company was substituted for CCK Technologies in the lawsuit. In an April 2, 2003 ruling, the District Court entered judgment in accordance with its November 25, 2002 opinion in favor of the Company and denied Chevron permission to pursue an immediate appeal from the judgment. Chevron must now wait to appeal until after the underlying infringement case by Constar against Continental PET has been resolved. Discovery has concluded, except for certain depositions that are the subject of pending motions and several expert depositions yet to be scheduled. The Company is engaged in settlement discussions regarding these actions. There can be no assurance that settlement will be completed on terms favorable to the Company or at all.

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2004 the Company held its Annual Meeting of Stockholders. At this meeting, the stockholders voted in favor of the following proposal listed in the Proxy Statement dated March 23, 2004

(1) Election of the following four Class II Directors:

	For	Withheld
James C. Cook	10,840,854	52,068
James A. Lewis	10,854,554	38,368
John P. Neafsey	10,673,254	219,668
Angus F. Smith	10,673,254	219,668

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.10	Benefits Allocation Agreement dated as of November 20, 2002, between Crown Cork & Seal Company, Inc. and Constar International Inc.

10.14	Amended Philadelphia Lease Agreement, dated as of January 1, 2004, by and between Crown Cork & Seal Company (PA), Inc. and Constar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K, dated April 28, 2004, pursuant to Items 7 and 12, regarding a press release announcing the Company’s 2004 first quarter results.

Form 8-K, dated May 26, 2004, pursuant to Items 7 and 9, regarding a presentation made to certain investors.

Form 8-K, dated June 14, 2004, pursuant to Items 7 and 9, regarding a press release announcing the completion of the FDA’s Food Contact Notification Process for the Company’s MonOxbar Monolayer Oxygen Scavenging Technology.

Form 8-K, dated June 21, 2004, as amended on June 28, 2004, pursuant to Items 4 and 7, regarding a change in the independent accountants of the Company’s 401(k) Retirement Savings Plan.

Form 8-K, dated June 22, 2004, pursuant to Items 7 and 9, regarding a presentation made to certain investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: August 6, 2004	By:	/s/ James C. Cook
James C. Cook
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)