Form 10-Q
period 2004-09-30
CONSTAR INTERNATIONAL INC
filed 2004-11-09
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

As of November 9, 2004, 12,591,075 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$16,457	$16,478
Accounts receivable, net	95,981	66,979
Inventories, net (Note 3)	87,301	82,368
Prepaid expenses and other current assets	12,285	13,642

Total current assets	212,024	179,467

Property plant and equipment, net	200,548	223,925
Goodwill (Note 4)	148,813	148,813
Other assets	23,038	26,136

Total assets	$584,423	$578,341

Liabilities, Minority Interests and Stockholders’ Equity
Current Liabilities
Short-term debt (Note 5)	$222,253	$1,248
Accounts payable and accrued liabilities	142,603	118,900
Income taxes payable	1,708	2,146

Total current liabilities	366,564	122,294

Long-term debt, net of current portion (Note 5)	174,403	396,170
Pension and post-retirement liabilities	10,986	8,267
Deferred income taxes	10,308	10,944
Other liabilities	4,512	5,567

Total liabilities	566,773	543,242

Commitments and contingent liabilities (Note 11)
Minority interests	2,266	2,285
Stockholders’ equity	15,384	32,814

Total liabilities, minority interests and stockholders’ equity	$584,423	$578,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net customer sales	$223,311	$198,076	$638,830	$569,160
Net affiliate sales	1,219	824	3,522	1,965

Net sales	224,530	198,900	642,352	571,125
Cost of products sold, excluding depreciation	198,482	179,804	566,932	503,430
Depreciation	13,095	14,318	39,172	42,351

Gross profit	12,953	4,778	36,248	25,344
Operating expenses
Selling and administrative expenses	7,428	6,145	19,685	16,105
Research and technology expenses	1,535	1,308	4,052	4,009
Interest expense	10,002	8,430	29,972	25,742
Foreign exchange adjustments	96	120	503	(705)
Goodwill impairment loss	—	—	—	183,000
Provision for restructuring and asset impairments	—	10,139	—	10,139
Other (income) expenses, net	(502)	3,841	11	3,918

Total operating expenses	18,559	29,983	54,223	242,208

Loss before taxes and minority interest	(5,606)	(25,205)	(17,975)	(216,864)
Benefit (provision) for income taxes	132	5,657	(316)	8,581
Minority interests	—	(69)	19	(143)

Net loss	$(5,474)	$(19,617)	$(18,272)	$(208,426)

Per common share data:
Basic and diluted:

Net loss	$(0.45)	$(1.63)	$(1.52)	$(17.37)

Weighted average common shares outstanding:
Basic and diluted	12,036	12,000	12,009	12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(18,272)	$(208,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	—	183,000
Depreciation and amortization	41,051	43,599
Provision for restructuring and asset impairments	—	10,139
Write off of fixed assets	385	2,674
Deferred income taxes	(90)	(10,298)
Change in other assets and liabilities, net	(3,174)	18,692

Net cash provided by operating activities	19,900	39,380

Cash flows from investing activities
Purchases of property, plant and equipment	(19,069)	(37,169)
Proceeds from sale of property, plant and equipment	18	198
Acquisition of business	—	(4,000)

Net cash used in investing activities	(19,051)	(40,971)

Cash flows from financing activities
Proceeds from debt	—	1,502
Repayment of Term B Loan	(936)	(1,125)
Proceeds from Revolver Loan	33,000	91,000
Repayment of Revolver Loan	(33,000)	(66,000)
Minority dividends paid	—	(917)

Net cash (used in) provided by financing activities	(936)	24,460

Effect of exchange rate changes on cash and cash equivalents	66	468

Net change in cash and cash equivalents	(21)	23,337
Cash and cash equivalents at beginning of period	16,478	20,913

Cash and cash equivalents at end of period	$16,457	$44,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Unearned Compensation	Retained Earnings	Total
Balance, December 31, 2003		$120	$275,070	$(18,300)			$(1,852)	$(222,224)	$32,814
Net loss	$(8,912)							(8,912)	(8,912)
Translation adjustments	764			764					764

Comprehensive loss	$(8,148)

Issuance of restricted stock			835				(835)		—
Earned compensation on restricted stock							168		168

Balance, March 31, 2004		$120	$275,905	$(17,536)	$		$(2,519)	$(231,136)	$24,834

Net loss	$(3,886)							(3,886)	(3,886)
Translation adjustments	(632)			(632)					(632)

Comprehensive loss	$(4,518)

Earned compensation on restricted stock							182		182

Balance, June 30, 2004		$120	$275,905	$(18,168)	$		$(2,337)	$(235,022)	$20,498

Net loss	$(5,474)							(5,474)	(5,474)
Translation adjustments	267			267					267

Comprehensive loss	$(5,207)

Issuance of restricted stock, net			510			(87)	(513)		(90)
Earned compensation on restricted stock							183		183

Balance, September 30, 2004		$120	$276,415	$(17,901)		$(87)	$(2,667)	$(240,496)	$15,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 requires specified VIEs created before February 1, 2003 to be consolidated beginning March 31,2004. For specified VIEs created after January 31, 2003, the interpretation requires immediate consolidation if circumstances warrant such consolidation. In December 2003, the FASB issued FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities.” FIN 46 (R) replaces FIN 46 and clarifies the accounting for interests in VIEs. The Company analyzed certain leasing arrangements with Crown Holdings, Inc. subsidiaries and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards (“FAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amended FAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FAS No. 87, “Employers’ Accounting for Pensions,” and FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Adoption of this standard had no impact on the Company’s results of operations or financial position. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive approaches. For all public and non-public companies that sponsor one or more plans with more than 100 participants, FAS 106-2 is effective as of the first interim or annual period beginning after June 15, 2004 (third quarter 2004 for the Company), although earlier adoption is encouraged. Based upon the review of the Company’s prescription drug plan under the currently issued regulations, the Company has concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D. As such the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FAS 106-2. Any effects that the availability of Medicare Part D program may have on the participation in the Company’s prescription drug plan will be evaluated in conjunction with the Company’s annual FAS 106 valuation.

3. Inventories

	September 30, 2004	December 31, 2003
Finished goods	$49,697	$48,346
Raw materials and supplies	37,604	34,022

Total	$87,301	$82,368

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,075 and $918 as of September 30, 2004 and December 31, 2003, respectively.

4. Goodwill

Effective January 1, 2002, Constar adopted the provisions of FAS No. 142, “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, FAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS No. 142 and annually thereafter and in other circumstances. Under FAS No. 142, goodwill is deemed to be potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2004.

5. Debt

A summary of short-term and long-term debt follows:

	September 30, 2004	December 31, 2003
SHORT-TERM
Revolver Loan	$25,000	$—
Term B Loan	122,253	1,248
Second Lien Term Loan	75,000	—

Total	$222,253	$1,248

LONG-TERM
Revolver Loan	—	25,000
Term B Loan	—	121,940
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(2,122)	(2,317)
Second Lien Term Loan	—	75,000
Other	1,525	1,547

Total	$174,403	$396,170

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

At September 30, 2004, there was $122.3 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $25.0 million outstanding on the Revolver Loan and $5.2 million outstanding under letters of credit. In addition, the Company had $16.5 million of cash and cash equivalents on hand as well as $59.8 million of availability under the Revolver Loan.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. The Total Leverage and Fixed Charge Leverage ratios were eliminated until September 30, 2005. After June 30, 2005, Constar’s financial covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005, were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the increased competition in the Company’s markets and decreased profitability, the Company took and continues to take various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels and reducing warehousing and distribution expenses. The Company believes, but there can be no assurance, that it will be able to maintain compliance with the covenants that exist through mid -2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. As a result, the Company has classified the amounts outstanding under the Senior Secured Credit Agreement and the Second Lien Loan as current. Although the Senior Subordinated Notes contain a cross-acceleration clause, no acceleration has occurred. Therefore, these amounts remain listed as non-current. The Company will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales by mid-2005 to provide sufficient cash availability to finance its future operations. There can be no assurance that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company was in compliance with all covenants at September 30, 2004.

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

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $0.9 million. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997.

A reconciliation of the 2003 restructuring liability as of September 30, 2004 is as follows;

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2003	$3,797	350	$4,147
Payments	(1,877)	(350)	(2,227)

Balance at September 30, 2004	$1,920	—	$1,920

The balance in the 2003 restructuring reserve at September 30, 2004 represents contract and lease termination costs. The Company expects cash payments relating to this plan will be made over the next two years.

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

The Company did not record compensation expense related to its stock option plan for the period ended September 30, 2004 because grants are at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have changed as summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss
As reported	$(5,474)	$(19,617)	$(18,272)	$(208,426)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	119	51	346	71
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(95)	(468)	(204)

Pro forma	$(5,515)	$(19,661)	$(18,394)	$(208,559)

Basic and diluted loss per share
As reported	$(0.45)	$(1.63)	$(1.52)	$(17.37)
Pro forma	$(0.46)	$(1.64)	$(1.53)	$(17.38)

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

During February 2004, an additional 118,000 shares of restricted stock were issued to employees, of which 6,262 have been forfeited in connection with termination of employment. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

In April 2004, the Company granted 15,000 shares of restricted stock to one officer and 3,500 shares of restricted stock to an employee. During August 2004, the Company granted an additional 158,500 shares of restricted stock to certain other officers and 5,500 shares to non-employee directors of the Company. These shares vest in the same manner described above with respect to the 2003 grants, except that the price targets for the officer’s grants are set at $6.00, $9.00 and $12.00 instead of $7.00, $12.00 and $15.00. In addition, 66,253 shares of restricted stock were surrendered by an executive officer due to termination of employment and 17,410 shares of restricted stock were surrendered by other executive officers to satisfy federal income tax obligations. In total 89,925 shares of restricted stock were surrendered during the first nine months of 2004 of which 75,172 were applied to satisfy awards granted in August 2004.

During the nine months ended September 30, 2004, the Company recorded an expense of approximately $0.5 million related to the amortization of the vesting period of these grants.

8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss	$(5,474)	$(19,617)	$(18,272)	$(208,426)
Weighted average common shares outstanding:
Basic and diluted	12,036	12,000	12,009	12,000
Basic and diluted loss per share:
Net loss	$(0.45)	$(1.63)	$(1.52)	$(17.37)

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

Basic and diluted EPS are the same for the three and nine months ended September 30, 2004 and September 30, 2003. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 196,998 and restricted shares outstanding amounted to 531,867 for the nine months ended September 30, 2004. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement
Service cost	$506	$11	$538	$11	$1,518	$33	$1,570	$33
Interest cost	1,033	113	1,043	172	3,099	339	3,029	486
Expected return on plan assets	(1,176)		(1,165)		(3,528)		(3,397)
Amortization of net loss	626	196	552	237	1,878	588	1,452	427
Amortization of prior service cost	38	(48)	39		114	(144)	121

Total pension and postretirement expense	$1,027	$272	$1,007	$420	$3,081	$816	$2,775	$946

Constar estimates that its expected contribution to the U.S plan for the 2004 fiscal year is $1.0 million of which $0.8 million was paid during the nine months ended September 30, 2004.

10. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
United States	$165,546	$148,742	$468,538	$428,152
United Kingdom	31,792	26,477	92,236	73,056
Other	25,973	22,857	78,056	67,952

	$223,311	$198,076	$638,830	$569,160

11.Commitments and Contingencies

On November 1, 2004, Constar settled its Oxbar® patent infringement action against Continental PET Technologies, Inc. Constar was paid $25.1 million, which will initially be applied to Constar’s revolving loan facility. In addition, Constar granted Continental PET Technologies, Inc. and its former parent company, Owens-Illinois, Inc., global licenses to multilayer applications of the Oxbar® patents. Constar also settled the related dispute with Chevron Phillips Chemical Company LP. The parties have entered into a new license going forward that grants Chevron rights to practice the Oxbar® patents, but not for rigid polyester packages such as PET containers. The original license agreement with Chevron survives for purposes of a sublicense agreement between Chevron and a third party.

Constar is one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties have dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling. Notices of appeal and cross-appeal have been filed, and the plaintiff/appellant’s opening brief was filed in the Federal Circuit on June 28, 2004. Briefing has been suspended pending resolution of a procedural matter not involving the Company. It is anticipated that briefing will be completed before the end of 2004.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United Sates District Court for the Eastern District of Pennsylvania, In re Constar International, Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc¸et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The Company believes the claims in the action are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles during the 1970’s, 1980’s and into the mid-1990’s. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. The Company believes the claims are without merit and is aggressively defending against the claims. A trial with respect to one of the plaintiffs, which had been docketed for the fourth quarter of 2004, has been removed from the court’s calendar. A new date has not been scheduled.

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

As of September 30, 2004 there were seven letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $5.2 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment obligation to a vendor and loan obligations of a foreign affiliate.

12. Income Taxes

During the nine months of 2004, the Company recorded a valuation allowance of $6.1 million to cover the net operating losses being generated during fiscal 2004. The Company does not believe it is more likely than not that the deferred tax assets to the extent the assets exceed deferred tax liabilities will be realized.

13. Condensed Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued Senior Subordinated Notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	balance sheets as of September 30, 2004 and December 31, 2003.

•	statements of operations for the three months and nine months ended September 30, 2004 and September 30, 2003; and

•	statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(in thousands)

	Parent		Guarantor		Non-Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$5,239		$11,218	$		$16,457
Intercompany receivable				28,562				(28,562)	—
Accounts receivable, net				59,413		36,568			95,981
Inventories, net				64,111		23,190			87,301
Prepaid expenses and other current assets				11,350		935			12,285

Total current assets				168,675		71,911		(28,562)	212,024

Property plant and equipment, net				153,142		47,406			200,548
Goodwill				148,813					148,813
Investments		418,469		52,776				(471,245)	—
Other assets		11,697		11,281		60			23,038

Total assets		$430,166		$534,687		$119,377		$(499,807)	$584,423

Liabilities, Minority Interests and Stockholders’ Equity
Current Liabilities
Short-term debt		$222,253	$		$		$		$222,253
Intercompany payable		13,249				15,313		(28,562)	—
Accounts payable and accrued liabilities		6,402		94,391		41,810			142,603
Income taxes payable				829		879			1,708

Total current liabilities		241,904		95,220		58,002		(28,562)	366,564

Long-term debt, net of current portion		172,878				1,525			174,403
Pension and post-retirement liabilities				10,866		120			10,986
Deferred income taxes				6,041		4,267			10,308
Other liabilities				4,091		421			4,512

Total liabilities		414,782		116,218		64,335		(28,562)	566,773

Minority interests						2,266			2,266
Stockholders’ equity		15,384		418,469		52,776		(471,245)	15,384

Total liabilities, minority interests and stockholders’ equity		$430,166		$534,687		$119,377		$(499,807)	$584,423

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

	Parent		Guarantor		Non-Guarantor		Eliminations		Total Company
Assets
Current Assets
Cash and cash equivalents	$			$6,564		$9,914	$		$16,478
Intercompany receivable		10,606		14,127				(24,733)	—
Accounts receivable, net				41,147		25,832			66,979
Inventories, net				59,143		23,225			82,368
Prepaid expenses and other current assets				12,841		801			13,642

Total current assets		10,606		133,822		59,772		(24,733)	179,467

Property plant and equipment, net				174,093		49,832			223,925
Goodwill				148,813					148,813
Investments		406,271		52,664				(458,935)	—
Other assets		12,881		12,280		975			26,136

Total assets		$429,758		$521,672		$110,579		$(483,668)	$578,341

Liabilities, Minority Interests and Stockholders’ Equity
Current liabilities
Short-term debt		$1,248	$		$		$		$1,248
Intercompany payable				10,606		14,127		(24,733)	—
Accounts payable and accrued liabilities		2,073		83,662		33,165			118,900
Income taxes payable		(1,000)		1,823		1,323			2,146

Total current liabilities		2,321		96,091		48,615		(24,733)	122,294

Long-term debt, net of current portion		394,623				1,547			396,170
Pension and post-retirement liabilities				8,267					8,267
Deferred income taxes				6,755		4,189			10,944
Other liabilities				4,288		1,279			5,567

Total liabilities		396,944		115,401		55,630		(24,733)	543,242

Minority interests						2,285			2,285
Stockholders’ equity		32,814		406,271		52,664		(458,935)	32,814

Total liabilities, minority interests and stockholders’ equity		$429,758		$521,672		$110,579		$(483,668)	$578,341

Constar International Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$166,765	$57,765	$		$224,530
Cost of products sold, excluding depreciation			143,883	54,599			198,482
Depreciation			10,326	2,769			13,095

Gross profit			12,556	397			12,953
Selling and administrative expenses			6,706	722			7,428
Research and technology expenses			1,336	199			1,535
Interest expense		9,791		211			10,002
Foreign exchange adjustments			35	61			96
Other expenses, net			(477)	(25)			(502)

Income (loss) before taxes		(9,791)	4,956	(771)			(5,606)
Benefit (provision) for income taxes			(11)	143			132
Equity earnings		4,317	(628)			(3,689)	—
Minority interest

Net income (loss)		$(5,474)	$4,317	$(628)		$(3,689)	$(5,474)

Constar International Inc.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$149,566	$49,334	$		$198,900
Cost of products sold, excluding depreciation			135,487	44,317			179,804
Depreciation			11,871	2,447			14,318

Gross profit			2,208	2,570			4,778
Selling and administrative expenses			5,405	740			6,145
Research and technology expenses			1,136	172			1,308
Interest expense		8,176		254			8,430
Foreign exchange adjustments			54	66			120
Provision for restructuring and asset impairments			10,139				10,139
Other expenses, net			4,012	(171)			3,841

Income (loss) before taxes		(8,176)	(18,538)	1,509			(25,205)
Benefit (provision) for income taxes		2,862	3,338	(543)			5,657
Equity earnings		(14,303)	897			13,406	—
Minority interest				(69)			(69)

Net income (loss)		$(19,617)	$(14,303)	$897		$13,406	$(19,617)

Constar International Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$472,060	$170,292	$		$642,352
Cost of products sold, excluding depreciation			408,744	158,188			566,932
Depreciation			30,979	8,193			39,172

Gross profit			32,337	3,911			36,248
Selling and administrative expenses			17,381	2,304			19,685
Research and technology expenses			3,463	589			4,052
Interest expense		29,377		595			29,972
Foreign exchange adjustments			401	102			503
Other expenses, net			(189)	200			11

Income (loss) before taxes		(29,377)	11,281	121			(17,975)
Provision for income taxes			(11)	(305)			(316)
Equity earnings		11,105	(165)			(10,940)	—
Minority interest				19			19

Net income (loss)		$(18,272)	$11,105	$(165)		$(10,940)	$(18,272)

Constar International Inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent		Guarantor	Non-Guarantor	Eliminations		Total Company
Net sales	$		$430,118	$141,007	$		$571,125
Cost of products sold, excluding depreciation			376,350	127,080			503,430
Depreciation			35,120	7,231			42,351

Gross profit			18,648	6,696			25,344
Selling and administrative expenses			13,778	2,327			16,105
Research and technology expenses			3,572	437			4,009
Interest expense		25,083		659			25,742
Foreign exchange adjustments			(301)	(404)			(705)
Goodwill impairment loss			183,000				183,000
Provision for restructuring and asset impairments			10,139				10,139
Other expenses, net			4,344	(426)			3,918

Income (loss) before taxes		(25,083)	(195,884)	4,103			(216,864)
Benefit (provision) for income taxes		8,779	1,359	(1,557)			8,581
Equity earnings		(192,122)	2,403			189,719	—
Minority interest				(143)			(143)

Net income (loss)		$(208,426)	$(192,122)	$2,403		$189,719	$(208,426)

Constar International Inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(18,272)	$11,105	$(165)	$(10,940)	$(18,272)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,879	30,979	8,193		41,051
Write off of fixed assets		385			385
Deferred income taxes			(90)		(90)
Equity earnings	(11,105)	165		10,940	—
Change in assets and liabilities, net	4,579	(5,864)	(1,889)		(3,174)

Net cash (used in) provided by operating activities	(22,919)	36,770	6,049		19,900

Cash flows from investing activities
Purchases of property, plant and equipment, net		(11,725)	(7,344)		(19,069)
Proceeds from sale of property, plant and equipment		18			18

Net cash used in investing activities		(11,707)	(7,344)		(19,051)

Cash flows from financing activities
Repayment of Term B Loan	(936)				(936)
Proceeds from Revolver Loan	33,000				33,000
Repayment of Revolver Loan	(33,000)				(33,000)
Net change in Constar intercompany loans	23,855	(26,388)	2,533		—

Net cash provided by (used in) financing activities	22,919	(26,388)	2,533		(936)

Effect of exchange rate changes on cash and cash equivalents			66		66

Net change in cash and cash equivalents	—	(1,325)	1,304		(21)
Cash and cash equivalents at beginning of period		6,564	9,914		16,478

Cash and cash equivalents at end of period	$—	$5,239	$11,218	$—	$16,457

Constar International Inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(208,426)	$(192,122)	$2,403	$189,719	$(208,426)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	1,240	35,120	7,239		43,599
Provision for restructuring and asset impairment		10,139			10,139
Write off of fixed assets		2,674			2,674
Deferred income taxes		(10,268)	(30)		(10,298)
Equity earnings	192,122	(2,403)		(189,719)	—
Change in assets and liabilities, net	4,184	20,479	(5,971)		18,692

Net cash (used in) provided by operating activities	(10,880)	46,619	3,641	—	39,380

Cash flows from investing activities
Purchases of property, plant and equipment, net		(32,864)	(4,305)		(37,169)
Acquisition of a business		(4,000)			(4,000)
Proceeds from sale of property, plant and equipment		88	110		198

Net cash used in investing activities		(36,776)	(4,195)		(40,971)

Cash flows from financing activities
Proceeds from debt			1,502		1,502
Proceeds from Revolver Loan	25,000				25,000
Repayment of Term B Loan	(1,125)				(1,125)
Net change in Constar intercompany loans	(12,995)	14,245	(1,250)		—
Dividends paid to affiliates		1,121	(1,121)		—
Minority dividends paid			(917)		(917)

Net cash provided by (used in) financing activities	10,880	15,366	(1,786)		24,460

Effect of exchange rate changes on cash and cash equivalents			468		468

Net change in cash and cash equivalents	—	25,209	(1,872)	—	23,337
Cash and cash equivalents at beginning of period		8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$34,115	$10,135	$—	$44,250

ITEM 2.	MANAGEMENT’S D ISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 73% of its revenues for the first nine months were generated in the United States with the remainder attributable to its European operations. During the first nine months of 2004, one customer accounted for approximately 30% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of 70% of the Company’s consolidated revenues. Over 75% of the Company’s sales for the first nine months relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business.

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

The PET packaging industry is in a very competitive pricing environment. Although the industry’s available capacity appears to be tightening, the Company is still encountering price competition. The Company expects its competitors to continue to bid aggressively when customer contracts expire. The Company believes that it will continue to face two other significant sources of pricing pressure. The first source is customer consolidation. When smaller customers combine or are acquired by larger customers or customers purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business with the smaller customer tends to decline. In addition, as customers grow through acquisitions, they acquire more leverage in contract negotiations. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is making efforts to remove these provisions in all new contracts and contract renewals. Thus, despite an apparent reduction in the industry’s available capacity, price declines remain a concern. The Company continues to focus its efforts on effective cost controls, manufacturing efficiencies and overhead reductions in an effort to offset pricing pressures.

The primary raw material and component cost of the Company’s products is PET resin which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of oil prices, overseas markets and seasonal demand. The price of resin has been increasing dramatically due to increases in the price of oil and its derivative products. Substantially all of the Company’s customer contracts contain provisions that allow for the pass through of changes in the price of PET resin. An industry index that monitors PET resin price movement and which is used for the resin pass–through mechanisms of Constar’s customer agreements representing approximately 25% of Constar’s net sales has announced that a significant “non-market adjustment” will be made at the end of 2004 to re-set their index basis. Because this adjustment does not reflect changes in current resin costs, the Company believes it should not result in a decrease in the Company’s resin prices as reflected in the pass-through provisions in the Company’s customer contracts that use this index. The Company is currently in discussions with affected customers regarding this matter. If the Company is required to reflect this adjustment in affected customer contracts, it will adversely affect the Company’s sales and margins insofar as the Company’s resin costs will not have decreased correspondingly. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain resin at favorable prices. However, higher resin prices may impact the Company’s sales where customers have a choice between PET and other forms of packaging

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. The Company believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. Constar’s ability to make capital expenditures is limited by the covenants contained in its credit agreement discussed below. If Constar is awarded a significant volume of conversions over a short period of time, the Company may have to obtain waivers or amendments to these covenants.

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions averaging approximately $6 million to $14 million for each year between 2005 and 2007. The Company is currently attempting to improve its margins by improving customer and product mix, maximizing utilization rates, updating existing facilities, and investing in cost reduction and efficiency improvements. If the Company is not successful in its efforts to improve margins, the Company’s ability to increase profits will be adversely affected. During the third quarter the Company operated at high utilization rates, and the Company does not intend to invest in additional conventional capacity unless those investments improve overall margins in the Company’s conventional business.

The Company is highly leveraged. The Company’s debt structure consists of a $90 million revolving loan, $122 million term loan, $75 million second lien term loan and $175 million of publicly held senior subordinated notes. As of September 30, 2004, the

Company had $25 million borrowed under the revolving loan, $5.2 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the nine months ended September 30, 2004 was $30.0 million. There is a mandatory paydown of one of the term loans of approximately $1.3 million annually. Certain of the debt instruments contain customary affirmative and negative covenants, including covenants related to operating performance and financial leverage. Certain of these covenants were amended during fiscal 2003 to reflect the Company’s recent downturn in operating performance and lowered expectations for future increased profitability. However, these covenants were not amended beyond the period ending June 30, 2005. Therefore, even if the Company achieves its revised business plan, Constar will be required to obtain additional amendments in the future or will be required to seek alternative financing from new lenders or through asset sales by mid-2005 to provide sufficient cash availability to finance its future operations.

Results of Operations

Third Quarter

Net Sales

Net sales increased by $25.6 million, or 12.9%, to $224.5 million in the third quarter of 2004 from $198.9 million in the third quarter of 2003. In the U.S., net sales increased $17.1 million, or 11.5%, to $166.7 million in the third quarter of 2004 from $149.6 million in the third quarter of 2003. In Europe, net sales increased $8.5 million, or 17.1%, to $57.8 million in the third quarter of 2004 from $49.3 million in the third quarter of 2003. Net sales in the U.S. accounted for 74.1% of net sales in the third quarter of 2004 compared to 75.2% of net sales in the third quarter of 2003.

In the U.S., the increase in net sales in the third quarter of 2004 from the third quarter of 2003 reflects increased sales of both conventional and custom products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to a stronger British pound sterling and Euro against the U.S. dollar. Higher unit sales of performs also contributed to the increase.

Gross Profit

Gross profit increased $8.2 million, or 171.1%, to $13.0 million in the third quarter of 2004 from $4.8 million in the third quarter of 2003. Gross profit benefited from an increase in unit sales and reduced spending in warehousing and product handling costs as well as cost savings from the Company’s 2003 restructuring initiative. These improvements were partially offset by increased spending on utilities and freight during the third quarter of 2004 as well as price reductions implemented to extend key contracts and meet competitive pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $1.3 million, or 20.9%, to $7.4 million in the third quarter of 2004 from $6.1 million in the third quarter of 2003. The increase primarily relates to costs associated with Sarbanes-Oxley compliance efforts.

Research and Technology Expenses

Research and technology expenses were $1.5 million in the third quarter of 2004 compared to $1.3 million in the third quarter of 2003.

Interest Expense

Interest expense increased $1.6 million to $10.0 million in the third quarter of 2004 from $8.4 million in the third quarter of 2003. The Company’s effective interest rate increased during 2004 due to the December 2003 refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.1 million expense in the third quarter of 2004 and 2003. These adjustments relate to changes in the foreign currency translation rates of intra company balances

Provision for Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana. As a result of this initiative, the Company recognized a restructuring provision of approximately $3.4 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter of 2003.

Other (Income) Expenses, Net

Other income, net was $0.5 million in the third quarter of 2004 compared to $3.8 million expense in the third quarter of 2003. During the third quarter of 2004, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology. In addition, the Company recorded a non-cash charge of $0.4 million relating to the write off of fixed assets. During the third quarter of 2003, the Company recorded charges of $2.7 million and $1.0 million relating to the write-off of fixed assets and a doubtful account receivable, respectively.

Benefit for Income Taxes

Benefit for income taxes was $0.1 million in the third quarter of 2004 compared to $5.7 million in the third quarter of 2003. The tax provision for the third quarter of 2004 relates primarily to the loss generated in the European operations. During the third quarter of 2004, the Company recorded a valuation allowance of approximately $1.9 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $5.5 million in the third quarter of 2004 compared to a net loss of $19.6 million in the third quarter of 2003. The provision for restructuring and asset impairment charges recognized in the third quarter of 2003 and the increase in gross profit during the third quarter of 2004 were the primary factors contributing to the favorable change.

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

EBITDA increased to $17.5 million for the third quarter of 2004 from $(2.6) million in the third quarter of 2003. After giving effect to the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA increased to $18.3 million from $11.3 million.

Reconciliation of Adjusted EBITDA to Net loss

	September 30,
(In Millions)	2004	2003
Net loss	$(5.5)	$(19.6)
Add back:
Interest expense	10.0	8.4
Taxes	(0.1)	(5.7)
Depreciation	13.1	14.3

EBITDA	$17.5	$(2.6)
Adjustments under Senior Secured Credit Agreement	.8	13.9

Adjusted EBITDA under the Senior Secured Credit Agreement	$18.3	$11.3

The Company believes that the three month Adjusted EBITDA amounts shown above are informative in connection with certain financial covenants contained within the Company’s Senior Secured Credit Agreement. Even though these covenants are based on the last twelve months of Adjusted EBITDA, the Company has presented the comparable periods above to provide additional insight into the rolling twelve month data. The Company’s Senior Secured Credit Agreement contains a Minimum EBITDA financial covenant based on Adjusted EBITDA for the last twelve months. The Company’s Adjusted EBITDA for the last twelve months was $61.7 million as compared to the financial covenant amount of $56.0 million.

Nine Months

Net Sales

Net sales increased by $71.3 million, or 12.5%, to $642.4 million in the first nine months of 2004 from $571.1 million in the first nine months of 2003. In the U.S., net sales increased $41.9 million, or 9.8%, to $472.0 million in the first nine months of 2004 from $430.1 million in the first nine months of 2003. In Europe, net sales increased $29.3 million, or 20.8%, to $170.3 million in the first nine months of 2004 from $141.0 million in the first nine months of 2003. Net sales in the U.S. accounted for 73.4% of net sales in the first nine months of 2004 compared to 75.3% of net sales in the first nine months of 2003.

In the U.S., the increase in net sales in the first nine months of 2004 from the first nine months of 2003 reflects increased sales of conventional and custom products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to the stronger British pound sterling and Euro against the U.S. dollar. Higher unit sales of performs also contributed to the increase.

Gross Profit

Gross profit increased $11.0 million, or 43.0%, to $36.3 million in the first nine months of 2004 from $25.3 million in the first nine months of 2003. Gross profit benefited from an increase in unit sales and reduced spending in warehousing and product handling costs as well as cost savings from the Company’s 2003 restructuring initiative. These benefits were partly offset by price reductions implemented to extend key contracts and meet competitive pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $3.6 million, or 22.2%, to $19.7 million in the first nine months of 2004 from $16.1 million in the first nine months of 2003. The increase reflects stand alone administrative costs associated with being a public company, expenses related to Sarbanes-Oxley compliance efforts and additional legal spending.

Research and Technology Expenses

Research and technology expenses were $4.1 million in the first nine months of 2004 compared to $4.0 million in the first nine months of 2003.

Interest Expense

Interest expense increased $4.3 million to $30.0 million in the first nine months of 2004 from $25.7 million in the first nine months of 2003. The Company’s effective interest rate increased during 2004 due to the December 2003 refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.5 million expense in the first nine months of 2004 compared to $0.7 million income in the first nine months of 2003. The change between 2004 and 2003 was primarily related to the changes in the foreign currency translation rates of intra company balances.

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

Provision for Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana. As a result of this initiative, the Company recognized a restructuring provision of approximately $3.4 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter of 2003.

Other (Income) Expenses, Net

Other income, net was relatively minimal during the first nine months of 2004 compared to $3.9 million expense in the first nine months of 2003. During the first nine months of 2004, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology offset by a $0.5 million net charge for costs incurred from a fire at one of its European facilities. In addition, the Company recorded a non-cash charge of $0.4 million relating to the write off of fixed assets. During the first nine months of 2003, the Company recorded charges of $2.7million and $1.0 million relating to the write-off of fixed assets and a doubtful account receivable, respectively.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes was a $0.3 million expense in the first nine months of 2004 compared to a $8.6 million benefit in the first nine months of 2003. The tax provision for the first nine months of 2004 related to the income attributable to the European operations. During the first nine months of 2004, the Company recorded a valuation allowance of $6.1 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $18.3 million in the first nine months of 2004 compared to net loss of $208.4 million in the first nine months of 2003. The goodwill impairment loss and the provision for restructuring and asset impairments recognized in the first nine months of 2003 were the primary factor contributing to the favorable change.

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

EBITDA increased to $51.2 million for the first nine months of 2004 from $(148.9) million in the first nine months of 2003. After giving effect to the non-cash accruals for purposes of the Company’s compliance with certain covenants in the Senior Secured Credit Agreement, Adjusted EBITDA increased to $52.6 million from $49.3 million.

Reconciliation of Adjusted EBITDA to Net loss

	September 30,
(In Millions)	2004	2003
Net loss	$(18.3)	$(208.4)
Add back:
Interest expense	30.0	25.7
Taxes	.3	(86)
Depreciation	39.2	42.4

EBITDA	$51.2	$(148.9)
Adjustments under Senior Secured Credit Agreement	1.4	198.2

Adjusted EBITDA under the Senior Secured Credit Agreement	$52.6	$49.3

The Company believes that the nine month Adjusted EBITDA amounts shown above are informative in connection with certain financial covenants contained within the Company’s Senior Secured Credit Agreement. Even though these covenants are based on the last twelve months of Adjusted EBITDA, the Company has presented the comparable periods above to provide additional insight into the rolling twelve month data. The Company’s Senior Secured Credit Agreement contains a Minimum EBITDA financial covenant based on Adjusted EBITDA for the last twelve months. The Company’s Adjusted EBITDA for the last twelve months was $61.7 million as compared to the financial covenant amount of $56.0 million.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes (“Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement with a syndicate of lenders. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan bears interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan currently carries interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. After the $25 million paydown discussed below, the Term B Loan will require annual payments of $1.3 million, with a final balloon payment of $116.0 million due on the loan maturity date in November 2009. On December 23, 2003 the Company obtained a $75 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5.0 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver. The paydown of the Term B Loan resulted in a permanent $25 million reduction in the amount available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. Beginning October 1, 2004, the Senior Secured Credit Agreement requires that the Company maintain at least $30 million in borrowing availability for 60 consecutive days between each October 1 and January 31 of the subsequent year.

As of September 30, 2004, there was $122.3 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $25.0 million outstanding on the Revolver Loan and $5.2 million outstanding on letters of credit. In addition, as of September 30, 2004, the Company had $16.5 million of cash and cash equivalents on hand as well as $59.8 million of availability under the Revolver Loan.

The Term B Loan requires annual principal payments of approximately $1.3 million until final payment is due in November 2009. No other principal repayments are scheduled for the other loans until their respective maturity dates. In addition, the Senior Secured Credit Agreement contains a mechanism that requires a portion of excess cashflow, as defined, to be applied against amounts outstanding under the Term B Loan. This repayment would result in a permanent reduction in the availability under this loan. There are multiple factors that need to be calculated as of December 31,2004 to determine the amount of any such payment, if necessary. The $25.1 million settlement proceeds discussed in Part II Item I increases the likelihood of triggering this excess cashflow mechanism.

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

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. The Total Leverage and Fixed Charge Leverage ratios were eliminated until September 30, 2005. After June 30, 2005, Constar’s financial covenants and covenant levels will remain the same as those set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005 were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. In response to the increased competition in the Company’s markets and decreased profitability, the Company has begun and continues various actions intended to improve its liquidity and profitability. These actions include, among other things, reducing employment levels and operating costs, closing certain production facilities, decreasing inventory levels, and reducing warehousing and distribution expenses. The Company has revised its

2004 operating forecasts and believes it will be able to maintain compliance with the covenants through mid-2005. The Company anticipates that it will not be in compliance with the covenants that exist in the Senior Secured Credit Agreement for the periods after June 30, 2005. As a result, the Company has classified the amounts outstanding under the Senior Secured Credit Agreement and the Second Lien Loan as current. Although the Senior Subordinated Notes contain a cross-acceleration clause, no acceleration has occurred. Therefore, these amounts remain listed as non-current. The Company will be required to obtain future amendments from its current lenders or it will have to seek alternative financing from new lenders or through asset sales by mid-2005 to provide sufficient cash availability to finance its future operations. There can be no assurances that the Company will be successful in obtaining future amendments or in any future efforts to find alternative financing. Should the Company be unable to secure a long-term solution to its expected noncompliance with its covenants and the Company defaults under its Senior Secured Credit Agreement, then the lenders would have the right to demand repayment of their loans at that time. If the lenders make such a demand, it would cause a default under the terms of the Company’s Senior Subordinated Notes, which would give the trustee or the holders of 25% in aggregate principal amount of those notes the right to accelerate those obligations. The lenders may also require the Company to cash collateralize outstanding letters of credit under the Senior Secured Credit Agreement.

The Company was in compliance with all covenants at September 30, 2004.

The Company’s ratio of total debt to total capitalization increased to 95.7% at September 30, 2004 from 92.1% at December 31, 2003 due to the net loss reported during the first nine months of 2004. The Company defines total capitalization as the sum of total debt, minority interests, and stockholders’ equity.

The Company believes that cash available under existing and new credit facilities combined with net cash provided by operating activities will be sufficient to finance its activities through mid- 2005.

Cash Flow

Net cash provided by operating activities was $19.9 million in the first nine months of 2004 as compared to $39.4 million in the first nine months of 2003. During the first nine months of 2004, the Company’s inventory level increased $4.8 million as compared to an decrease of $2.9 million during the same period in 2003. Accounts payable and accrued liabilities increased $26.6 million in the nine months ending September 30, 2004, as compared to an increase of $29.0 million in the same period in 2003. In addition, there was an increase of $29.1 million in accounts receivable, net, during the first nine months of 2004 which is consistent with the $21.2 million increase in that balance during the same period in 2003. The increase in accounts receivable, net, reflects the seasonal increase in sales volumes during the third quarter of the fiscal year as compared to the fourth quarter. These changes in working capital combined with increases in interest expense and selling and administrative expenses led to the reduction in net cash provided by operating activities during the first nine months of 2004.

Net cash used for investing activities decreased $21.9 million to $19.1 million in the first nine months of 2004 from $41.0 million in the first nine months of 2003, reflecting a decrease in capital spending associated with capacity for conventional products.

Net cash used in financing activities was $0.9 million in the first nine months of 2004 reflecting the scheduled quarterly payments on the Term B Loan. Net cash provided by financing activities was $24.5 million in the first nine months of 2003 reflecting $1.1 million for the scheduled quarterly payments on the Term B Loan and a $25.0 million increase in the Revolver Loan. This was combined with the proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey during the first nine months of 2003.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the Company’s ability to obtain waivers of, or amendments to, the covenants in its Credit Agreement with which the Company does not expect to be in compliance after the second quarter of 2005; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationship with its largest customers; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect those terms in its sales; general economic and political conditions; recent increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to timely market products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology; the Company’s ability to control costs; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets and to offer new solutions that address the changing needs of these markets; the Company’s ability to successfully execute its business model and enhance its product mix; the Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and the other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 26.6% of total revenues from sales in foreign currencies during the first nine months ending September 30, 2004. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will improve. Approximately 3% of total revenues in the first nine months ending September 30, 2004 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At September 30, 2004, there were no foreign currency derivatives outstanding.

The Company’s borrowings under the Revolver Loan, Term B Loan and Second Lien Loan bear interest rates based on either a floating rate Base Rate or the LIBOR Rate. Therefore, the Company has an exposure to interest rate risk. However, both the Revolver Loan and Term B Loan contain an interest rate floor which is defined as the greater of either 2% or the LIBOR rate. As of November 3, 2004, the floor of 2% was lower than the LIBOR rate of 2.05%. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

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

Evaluation of Disclosure Controls

At the end of the period covered by this report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has hired additional staff and has worked to improve its processes to address material weaknesses in the internal controls and procedures for financial reporting. These controls and procedures relate to (i) the lack of documentation and information systems necessary to ensure compliance with sales contracts terms and to support the accounting for fixed assets and (ii) an inefficient financial reporting closing process as disclosed in the Company’s 2003 annual report filed on form 10-K. The Company will continue to evaluate its needs in the controls area and respond accordingly.

PART II – Other Information

Item 1.	Legal Proceedings

On November 1, 2004, Constar settled its Oxbar® patent infringement action against Continental PET Technologies, Inc. Constar was paid $25.1 million, which will initially be applied to Constar’s revolving loan facility. In addition, Constar granted Continental PET Technologies, Inc. and its former parent company, Owens-Illinois, Inc., global licenses to multilayer applications of the Oxbar® patents. Constar also settled the related dispute with Chevron Phillips Chemical Company LP. The parties have entered into a new license going forward that grants Chevron rights to practice the Oxbar® patents, but not for rigid polyester packages such as PET containers. The original license agreement with Chevron survives for purposes of a sublicense agreement between Chevron and a third party.

Item 6.	Exhibits

10.42	Executive Employment Agreement, dated as of August 13, 2004 by and between Constar International Inc. and William S. Rymer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: November 9, 2004	By:	/s/ WILLIAM S. RYMER
William S. Rymer
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)