Form 10-K
period 2004-12-31
CONSTAR INTERNATIONAL INC
filed 2005-03-31
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

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

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant (treating Crown Holdings, Inc. and the Company’s directors and executive officers as the Company’s only affiliates for these purposes) was approximately $49,964,250 (based on the closing price of $4.65).

As of March 29, 2005, 12,560,103 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and Proxy Statement will be incorporated by Reference into Part III hereof. Only those portions specifically cited in Part III hereof as being so incorporated are to be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt;

•	The impact of the Company’s debt on liquidity;

•	The Company’s expectation that it will be cash flow negative at least into the second half of 2006, and the Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations;

•	Indebtedness under the Company’s $220,000,000 of notes issued in 2004, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase;

•	The Company’s ability to comply with the covenants in the instruments governing its indebtedness;

•	The Company’s ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how;

•	Conventional PET containers, which comprise the bulk of the Company’s business, generally carry low profit margins, and the market for conventional soft drink containers is not expected to grow appreciably in the near term;

•	Continued conversion from metal, glass and other materials for packaging to plastic packaging;

•	The Company’s relationships with its largest customers;

•	The success of the Company’s customers in selling their products in their markets;

•	The Company’s ability to manage inventory levels based on its customers’ projected sales;

•	Risks associated with the Company’s international operations;

•	The terms upon which the Company acquires resin and its ability to reflect price increases in its sales;

•	The Company’s ability to obtain resin from suppliers on a timely basis;

•	The impact of consolidation of the Company’s customers on sales and profitability;

•	The Company’s ability to fund capital expenditures in the future;

•	General economic and political conditions;

•	Recent increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to timely market products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology;

•	The Company’s ability to control costs;

•	The Company’s ability to maintain an effective system of internal control;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	The Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model and enhance its product mix;

•	The Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

PART I

ITEM 1.	BUSINESS

General

Constar International Inc. (the “Company” or “Constar”) is a global producer of PET, or polyethylene terephthalate, plastic containers for food and beverages. Constar manufactures PET containers for conventional PET applications in soft drinks and water and for custom PET applications. Custom PET container applications include food, juices, teas, sport drinks, new age beverages, beer and flavored alcoholic beverages, most of which require a combination of advanced technologies, processing know-how and innovative designs.

Constar’s technologies are aimed at enabling the Company to meet the specific needs of products being converted from other forms of packaging to PET. Oxbar™, Constar’s oxygen-scavenging technology, enables the Company to produce the special packaging required to extend the shelf life of oxygen sensitive products. The Company believes that Oxbar is the PET industry’s best performing oxygen barrier technology. Furthermore, the Food and Drug Administration recently approved for commercial use Constar’s next-generation monolayer Oxbar technology. The Company has also developed methods for addressing the challenges of hot-filling containers. Constar is focused on providing its customer base with the best service through technological innovation, new product development and lowest-cost production. The Company actively seeks new business where its technologies and other competitive strengths can yield attractive and sustainable profitability.

History

Constar is a Delaware corporation. Originally incorporated in 1927, the Company was an independent publicly held corporation from 1969 to 1992, when it was purchased by Crown Cork & Seal Company, Inc. (“Crown”). Constar has been a public company since its initial public offering in November 2002. The Company’s principal executive office is located at One Crown Way, Philadelphia, PA 19154-4599, and its telephone number is (215) 552-3700.

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

PET products include both bottles and preforms. Preforms are test-tube shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preforms are utilized in both conventional and custom applications. In the United States, manufacturers generally sell completed bottles. In Europe, manufacturers generally sell preforms.

The PET container business is a rapidly growing component of the United States packaging market due to continued growth in water and isotonics, conversion opportunities from other forms of packaging and the introduction of smaller sized soft drink containers. Many of these conversion opportunities involve the use of advanced or proprietary PET technologies.

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

Glass conversions in large bottles have typically been followed by conversions of small size bottles. This has resulted from both lower costs achieved over time by scale advantages and new technology, and from stronger demand arising when consumer familiarity and preference for larger sized bottles in PET transfers to smaller sizes.

Key Markets and Products

The Company is a leading producer of PET containers for food and beverages. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, teas, beer and flavored alcoholic beverages. The Company supplies PET products for such well-known brands as Pepsi, Coca-Cola, Dr. Pepper, 7Up, Motts, Shasta, Peter Pan, Aquafina, Wishbone, Smucker’s, Veryfine, Snapple and Smirnoff Ice. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Approximately 74% of the Company’s 2004 revenue was attributable to sales in the United States and the remainder was attributable to sales in Europe.

The Company supplies bottles and preforms in both the conventional and custom PET markets. Preforms are test-tube shaped intermediate products that are purchased by manufacturers for processing into finished bottles at their manufacturing facilities.

Conventional PET

The Company’s conventional PET sales relate primarily to containers for use in packaging soft drinks and water. In 2004, conventional PET products represented approximately 80% of the Company’s sales.

Soft Drinks. Constar is a leading independent provider of PET containers to the United States soft drinks market. The Company is a leading U.S. supplier of PET containers to PepsiCo, as well as a leading supplier to

Cadbury Schweppes plc, the maker of Dr. Pepper and 7Up. Constar’s strategy in this market segment is to maintain its relatonships with major customers, improve margins and only invest when projects improve overall conventional margins.

Water. The Company is the largest supplier to PepsiCo’s water brand, Aquafina, in the United States. Other large water bottlers, including Nestlé S.A., Groupe Danone and Coca-Cola, predominantly manufacture their own containers. Constar maintains a strong position with a number of independent water bottlers. Constar’s strategy in this market is to maintain current relationships and grow profitability along with its customers’ growth within this market.

Custom PET

Custom PET products represented approximately 15% of Constar’s sales in 2004. The Company believes that custom PET applications represent significant growth opportunities for the Company. Additionally, custom PET applications generally provide higher margins and have higher barriers to entry than conventional PET, due to greater manufacturing complexity.

Propietary Technologies

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

The Company has recently developed “monolayer” oxygen-scavenging bottles as an addition to its “multi-layer” product offering. Multi-layer oxygen-scavenging bottles have Oxbar between two layers of PET. Monolayer bottles incorporate the scavenging technology into a single layer container. This introduces oxygen-scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multi-layer injection molding. Combined with monolayer Oxbar’s outstanding oxygen barrier performance, Constar believes monolayer Oxbar has both a cost and performance advantage over competing technologies. Monolayer Oxbar bottles are not as transparent as multi-layer bottles, so customers desiring glass-like clarity may prefer multi-layer products. The Company’s existing Oxbar patents cover monolayer oxygen-scavenging technology. Constar expects to begin shipping its first monolayer bottles in the second quarter of 2005.

Food. Constar manufactures containers for well-known brands including ConAgra Grocery Products’ Wesson Oil, Healthy Choice peanut butter, Uniliver’s Wishbone Salad Dressings, and Smucker’s Toppings. Constar also produces bottles for some of the largest producers of quality private-labeled food products.

Hot-fill. The Company possesses expertise and patents that enable it to manufacture bottles that can withstand the hot-fill process. Products within this market are filled at temperatures in excess of 180 degrees Fahrenheit. Hot-fill bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Hot-fill bottles also use structural design features that absorb and withstand vacuum created inside the bottle when the contents cool after filling. In response to customer requests for new hot-fill packages, the Company has developed a next generation heat-set container that allows the Company to produce creative product designs without the structural design features that meet customer requirements and offer the potential for lighter-weight bottles. Constar is also working to expand other applications of hot-fill technology. The Company supplies hot-fill bottles for brands such as Arizona Iced Tea, Snapple, Gatorade Propel and Veryfine. The Company supplies a full range of sizes, from gallon bottles for juices to single serve bottles.

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

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are under contracts containing provisions that allow for the pass through of changes in the price of PET resin. In 2004, the Company’s top five customers accounted for approximately 60% of the Company’s sales, while the Company’s top ten customers accounted for approximately 75% of the Company’s sales. During the same period, purchases by PepsiCo accounted for approximately 30% of the Company’s sales while Coca-Cola accounted for approximately 13% of the Company sales. Other than PepsiCo and Coca-Cola, no customer accounted for more than 10% of the Company’s sales in 2004. The Company is continually seeking ways to expand its customer base.

Sales and Marketing

The Company’s management structure includes a senior vice president of sales and marketing, three regional vice presidents of sales and a vice president of marketing. In addition to having responsibility for overseeing regional sales, each vice president of sales also has product line management responsibilities for certain product lines.

Research and Development

The Company conducts its major technology and product development work, as well as testing and product qualification, at in-house laboratories. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, Constar’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company’s research and development staff have advanced degrees in chemical engineering, mechanical engineering and polymer science. Typical activities of the staff include:

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

Sources and Availability of Raw Materials

The Company buys PET resin directly from a diversed base of leading resin suppliers in the United States, Europe and Asia. While specialized PET resin is required for some hot-fill and other specific applications, most of the major PET manufacturers supply a full range of resin specifications. The Company believes that the large volume of resin that it purchases provides leverage that assists it in negotiating favorable resin purchasing agreements.

The Company buys labels from several suppliers, mostly in the United States, for application to bottles for its customers. The Company’s ability to work closely with its customers to forecast, order, and stock the large number of different labels they need and to deliver labeled bottles as needed is an important element of the service it provides.

Competition

PET containers compete with glass bottles, metal cans, paperboard containers and other packaging materials. The Company’s major PET industry competitors in the United States are Amcor Ltd., Ball Corporation, Graham Packaging Company and Plastipak Holdings, Inc. In Europe, the competitive landscape is much more fragmented.

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

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its oxygen-scavenging technology, as well as patents related to its line of hot-fill bottles. The earliest of the U.S. oxygen-scavenging patents is not due to expire for approximately three years. The earliest of the Company’s European patents is not due to expire for approximately two years. The Company also owns registrations of, and/or pending applications for registration of, the trademarks CONSTAR, OXBAR and other marks in the United States and various foreign jurisdictions.

The Company’s OXBAR technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s oxygen-scavenging technology patents but not each other’s know-how. Chevron Phillips Chemical Company LP holds a royalty-based, exclusive, worldwide license to the Oxbar patents, but not for rigid polyester packages such as PET containers. Constar has granted royalty-bearing licenses to some of its competitors for certain applications of the Oxbar patents.

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

Environmental Liabilities and Costs

The Company’s facilities and operations are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal and remediation of environmental sites. The Company is also subject to employee health and safety laws. The nature of its operations exposes the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters Constar believes its operations are in material compliance with applicable requirements; however, there can be no assurance that material costs will not be incurred in connection with these liabilities or claims. Based on the Company’s experiences to date, it believes that the future cost of compliance with existing environmental and employee safety laws and regulations will not have a material adverse effect. Future events, including changes in laws and regulations or their interpretations and the discovery of presently unknown conditions, may nevertheless give rise to additional costs that could be material.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of Constar’s operations, the long history of industrial operations at some of its facilities, the operations of predecessor owners or operators of certain of its businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, the Company may be affected by liability provisions of environmental laws. Various facilities have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath Constar’s Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. The Company has no other accruals for environmental matters.

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, or CERCLA, provides for responses to and joint and several liability for releases of hazardous substances into the environment. Constar has received requests for information or notifications of potential liability from the Environmental Protection Agency, or EPA, under CERCLA and certain state environmental agencies under state superfund laws for off-site locations. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at three related sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at two of these sites and remediation has been completed at the third site. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. The Company has not incurred any significant costs relating to these matters to date and does not believe that it will incur material costs in the future in responding to conditions at these sites.

Employees

As of December 31, 2004, the Company employed 2,004 employees, with 1,678 in the United States and 326 in Europe. None of its U.S. employees are unionized, but there are union workers at its Sherburn, United Kingdom plant and its Didam, Netherlands plant. The Company believes that its employee relations are good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

Securities Exchange Act Reports

Constar maintains an Internet website at the following address: www.constar.net. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K. Constar makes available on or through its website certain reports and amendments to those reports that Constar files with or furnishes to the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Constar makes this information available on its website free of charge as soon as reasonably practicable after it electronically files the information with, or furnishes it to, the SEC. You may also read and copy any materials Constar files with the SEC at the SEC’s Public Reference Room that is located at 450 Fifth Street, NE, Washington DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access Constar’s filings through the SEC’s internet site: www.sec.gov.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company maintains facilities in the United States and Europe, and has a joint venture interest in Turkey. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
North America
Philadelphia, Pennsylvania	Headquarters	23,000	Leased
Alsip, Illinois	Research and Development	33,300	Leased
Atlanta, Georgia	Warehouse	202,607	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Atlanta, Georgia	Administrative	38,438	Owned
Belcamp, Maryland(3)	Warehouse	140,000	Leased
Birmingham, Alabama(4)	Plant	184,723	Leased
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina(5)	Plant and Warehouse	142,500	Owned/Leased
Cheraw, South Carolina	Plant and Warehouse	134,236	Leased
Collierville, Tennessee(6)	Plant	200,001	Owned/Leased
Collierville, Tennessee(2)	Warehouse	136,847	Leased
Dallas, Texas(7)	Plant	198,099	Leased
Dallas, Texas	Plant and Warehouse	636,480	Leased
Dallas, Texas(8)	Warehouse	201,661	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland(9)	Plant and Warehouse	175,200	Owned/Leased
Building 8, Houston, Texas	Plant and Warehouse	191,537	Leased
Houston, Texas(2)	Warehouse	44,050	Leased
Jackson, Mississippi(10)	Plant and Warehouse	127,043	Owned/Leased
Jackson, Mississippi(11)	Sidetrack	800 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Hebron, Ohio(3)	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	180,000	Leased
Orlando, Florida	Plant and Warehouse	180,332	Leased
Reserve, Louisiana(2)(4)(12)	Plant	187,000	Owned/Leased
Salt Lake City, Utah	Warehouse	80,713	Leased
West Chicago, Illinois(2)	Warehouse	57,823	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Didam, Netherlands	Plant	22,188	Owned
Izmir, Turkey(13)	Plant	10,772	Owned
Sherburn, England	Plant	51,500	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.
(2)	Lease is expiring within 12 months and is not expected to be renewed.
(3)	Oral lease.
(4)	As part of the 2003 restructuring plan, the Company closed manufacturing facilities at Birmingham, Alabama and Reserve, Louisiana. Other properties held subject to leases but where the Company no longer operates are not listed above.
(5)	Includes 83,250 square feet of owned space and 59,250 square feet of leased space.

(6)	Includes 118,791 square feet of owned space and 81,210 square feet of leased space.
(7)	Operated as a plant from lease inception in 1992 contrary to restriction in lease to use as warehouse.
(8)	Property is vacant and the lease is scheduled for termination.
(9)	Includes 108,000 square feet of owned space and 67,200 square feet of leased space.
(10)	Includes 36,608 square feet of owned space and 90,435 square feet of leased space.
(11)	Sidetrack consists of 800 feet of rail track.
(12)	Includes 86,968 square feet of owned space and 100,032 of leased space.
(13)	This property is owned by a joint venture, in which the Company owns a 55% equity interest.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS

On November 1, 2004, Constar settled its Oxbar® patent infringement action against Continental PET Technologies, Inc. Constar was paid $25.1 million, which was applied to Constar’s revolving loan facility. In addition, Constar granted Continental PET Technologies, Inc. and its former parent company, Owens-Illinois, Inc., global licenses to multilayer applications of the Oxbar® patents. Constar also settled the related dispute with Chevron Phillips Chemical Company LP. Constar and Rexam have entered into a new license going forward that grants Chevron rights to practice the Oxbar® patents, but not for rigid polyester packages such as PET containers. The original license agreement with Chevron survives only for purposes of a sublicense agreement between Chevron and a third party.

Constar is one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling and an appeal was filed. Briefing in the Federal Circuit was completed December 15, 2004, and argument is currently scheduled for April 4, 2005.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United Sates District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The Company believes the claims in the action are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980-1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. The Company believes the claims are without merit and is aggressively defending against the claims. A trial with respect to one of the plaintiffs, which had been docketed for the fourth quarter of 2004, has been removed from the court’s calendar. A new date has not been scheduled.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the National Market segment of The Nasdaq Stock Market (“Nasdaq National Market”) under the symbol “CNST.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the Company’s Common Stock, as quoted on The Nasdaq National Market.

2004	High	Low
Quarter ended December 31, 2004	$7.75	$4.10
Quarter ended September 30, 2004	$5.75	$4.39
Quarter ended June 30, 2004	$5.38	$3.63
Quarter ended March 31, 2004	$6.54	$4.91

2003
Quarter ended December 31, 2003	$5.83	$4.31
Quarter ended September 30, 2003	$9.43	$4.98
Quarter ended June 30, 2003	$9.10	$6.29
Quarter ended March 31, 2003	$12.00	$5.80

At March 29, 2005, there were no shares of preferred stock outstanding.

As of March 29, 2005, there were approximately 68 holders of record of the Company’s Common Stock. The Company did not declare dividends on its Common Stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2004 the closing price of the Company’s Common Stock was $7.72.

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

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plan is administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2004, 74,578 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2004, 15,417 shares were available for future grants.

Constar’s Employee Stock Purchase Plan permits eligible employees to purchase up to 190,000 shares of Constar Common Stock from Constar at a 15% discount to market value. Constar may acquire Common Stock for use under this Plan from authorized but unissued shares, treasury shares, in the open market or in privately negotiated transactions. To date, employees have purchased approximately 13,095 shares under this Plan, all of which were acquired by Constar in the open market. Shares purchased under this Plan are subject to a two-year vesting period.

The following table sets forth certain information as of December 31, 2004 with respect to the equity compensation plans (including individual compensation arrangements) under which the equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	181,676	$12.00	266,900
Equity compensation plans not approved by security holders	0	n/a	0

Total	181,676	n/a	266,900

(1)	Does not include 467,075 shares of restricted stock outstanding under the 2002 Stock-Based Incentive Compensation Plan and our Non-Employee Directors’ Equity Incentive Plan. Does not include 13,095 shares issued under our Employee Stock Purchase Plan. Does not include 55,205 Restricted Stock Units issued on February 17, 2005 under the Company’s Annual Incentive and Management Stock Purchase Plan. When these Units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from shares authorized under the 2002 Stock Based Incentive Compensation Plan.
(2)	Includes shares available under our 2002 Stock-Based Incentive Compensation Plan, our Non-Employee Directors’ Equity Incentive Plan and our Employee Stock Purchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

You should read the following selected combined and consolidated financial data in conjunction with the Company’s Combined and Consolidated Financial Statements, including the notes thereto. The Combined and Consolidated Statement of Operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the Combined and Consolidated Balance Sheet data at December 31, 2004, 2003, 2002, 2001 and 2000, have been derived from the Company’s Combined and Consolidated Financial Statements that have been audited.

After the completion of the Company’s initial public offering, Crown transferred to Constar, and Constar transferred to Crown, their respective interests in certain affiliates. With the exception of dividends paid by the Company’s subsidiaries, the combined and consolidated financial data below gives retroactive effect to these transfers for all periods presented.

(in millions, except per share data)	Year ended and as of December 31,
	2004	2003	2002	2001	2000
Combined and Consolidated Statements of Operation Data:
Net Sales	$844.2	$742.3	$704.3	$745.8	$711.9
Cost of products sold, excluding depreciation	746.7	657.9	589.2	648.7	610.2
Depreciation	51.1	55.5	55.9	56.5	56.7

Gross Profit	46.4	28.9	59.2	40.6	45.0

Selling and administrative expenses	28.1	23.0	10.8	9.1	9.1
Management charges			3.6	4.4	4.0
Research and technology expense	5.7	5.2	12.1	13.2	12.5
Write off of deferred financing costs		0.7
Interest expense, net	39.8	34.2	7.0	10.4	13.1
Foreign exchange adjustments	0.1	(1.4)	0.1	0.5	0.3
Provision for restructuring and asset impairments	1.1	11.6		2.0	0.7
Goodwill impairment loss (1)		183.0
Amortization of goodwill (1)				12.2	12.2
Other (income) expenses, net (4)	(25.0)	4.4	0.6	0.1	6.8

	49.8	260.7	34.2	51.9	58.7
Income (loss) before taxes, minority interest and cumulative effect of a change in accounting	(3.4)	(231.8)	25.0	(11.3)	(13.7)
Benefit (provision) for income taxes	(3.4)	11.4	(10.2)	(2.5)	(1.0)
Minority interests		(0.1)	(0.1)	0.2	(0.1)

Income (loss) before cumulative effect of a change in accounting	(6.8)	(220.5)	14.7	(13.6)	(14.8)
Cumulative effect of a change in accounting for goodwill (1)			(50.1)

Net Loss	$(6.8)	$(220.5)	$(35.4)	$(13.6)	$(14.8)

Net Loss per share
Basic	$(0.57)	$(18.38)	$(2.95)	$(1.13)	$(1.23)
Diluted	$(0.57)	$(18.38)	$(2.95)	$(1.13)	$(1.23)

Weighted average common share (in thousands)
Basic	12,028	12,000	12,000	12,000	12,000
Diluted	12,028	12,000	12,002	12,000	12,000
Combined and Consolidated Balance Sheet Data:
Working capital	$65.1	$57.2	$76.4	$32.8	$103.2
Goodwill(1)	148.8	148.8	331.8	381.9	394.0
Total assets	580.3	578.3	754.6	761.7	905.9
Total debt	388.4	397.4	377.0	74.3	185.6
Stockholders’ equity / Owner’s net investment	24.0	32.8	246.1	555.9	588.2

	Year Ended December 31,
(in millions)	2004	2003	2002	2001	2000
Other Data
Cash flows provided by (used in):
Operating activities	28.1	25.0	62.5	126.2	43.0
Investing activities	(21.9)	(50.9)	(29.2)	(12.7)	(33.8)
Financing activities	(13.9)	20.5	(16.9)	(112.8)	(9.9)

EBITDA(2)	87.5	(142.2)	87.8	68.0	68.2
Adjusted EBITDA(3)	90.8	58.3	89.2	71.3	78.0
Capital expenditures	22.2	47.1	30.0	23.5	34.9
Depreciation and amortization	53.3	57.5	55.9	68.7	68.9

(1)	Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and to review for impairment, goodwill and intangible assets deemed to have an indefinite useful life. During the second quarter of 2002, Constar completed its impairment review and recognized an impairment charge as a cumulative effect of a change in accounting principle. During the second quarter of 2003, the Company recorded an impairment charge of $183.0 due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors.
(2)	EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity, but EBITDA is a key financial measure used by our lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.
(3)	The Company’s Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with a financial covenant in the Credit Agreement. This definition of Adjusted EBITDA may not be comparable to Adjusted EBITDA as defined by other companies.
(4)	During 2004, the Company recognized income of $25.1 million as a result of settling a patent infringement action.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 74% of the Company’s 2004 revenues were generated in the United States with the remainder attributable to its European operations. During 2004, one customer accounted for approximately 30% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of 75% of the Company’s consolidated revenues. Approximately 80% of the Company’s 2004 sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. The Company does not expect appreciable growth in the carbonated soft drink market in the near term.

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

The PET packaging industry is in a very competitive pricing environment. Although the industry’s available capacity appears to be tightening, the Company is still encountering price competition. The Company expects its competitors to continue to bid aggressively when customer contracts expire. Many of the Company’s largest contracts are scheduled to expire over the next few years. The Company’s main contract with PepsiCo expires on December 31, 2007. The Company believes that it will continue to face two other significant sources of pricing pressure. The first source is customer consolidation. When smaller customers combine or are acquired by larger customers or customers purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business with the smaller customer tends to decline. In addition, as customers grow through acquisitions, they acquire more leverage in contract negotiations. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is making efforts to remove these provisions in all new contracts and contract renewals. Thus, despite a reduction in the industry’s available capacity, price declines remain a concern. The Company continues to focus its efforts on effective cost controls, manufacturing efficiencies and overhead reductions in an effort to offset pricing pressures.

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions averaging approximately $6 million to $16 million for each year between 2005 and 2007, with the most significant reductions scheduled to take place in 2005. The Company is currently engaged in negotiations with certain customers regarding amendments to their contracts which may include price reductions in addition to the range stated above. Constar is currently attempting to improve its margins by improving customer and product mix, maximizing utilization rates, updating existing facilities and investing in cost reduction and efficiency improvements. If the Company is unsuccessful in its efforts to reduce costs and improve efficiencies, its ability to maintain its current operating margins will be adversely affected. During the second and third quarters of 2004, Constar operated at high utilization rates, however the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved.

The primary raw material and component cost of the Company’s products is PET resin which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of oil and gas prices, overseas markets and seasonal demand. The price of resin has been increasing dramatically due to increases in the price of petrochemical products. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain PET resin on favorable terms. However, higher resin prices may impact the Company’s sales where customers have a choice between PET and other forms of packaging.

During this period of dramatic increases in resin prices, several of Constar’s customers have had difficulty passing these costs along within their markets. As a result, there has been increased pricing pressure placed on the Company to absorb these increased prices. As a result, the Company may be faced with lost volume or demands for additional selling price reductions in the near term which would negatively impact future operating results unless the Company can offset these exposures with additional cost reductions or more favorable purchasing arrangements with its raw material suppliers.

Substantially all of the Company’s sales are made under contracts that allow for the pass through of changes in the price of PET resin. An industry index that monitors PET resin price movement and which is used for the resin pass-through mechanisms of customer agreements representing approximately 25% of the Company’s net sales made a significant “non-market adjustment” in its January 2005 report to re-set its index basis. Because this adjustment does not reflect changes in current resin costs, Constar believes it should not result in a decrease in its resin prices as reflected in the pass-through provisions in its customer contracts that use this index. The Company has discussed this matter with affected customers and most of them have agreed not to reflect this adjustment. If Constar is required to reflect this adjustment in affected customer contracts, it will adversely affect the Company’s sales and margins insofar as its resin costs will not have decreased correspondingly.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. The Company’s ability to make capital expenditures is limited by the covenants contained in the new credit facility discussed below. If Constar is awarded a significant volume of conversions over a short period of time, it may have to obtain waivers or amendments to these covenants.

In order to capture economies of scale, the Company favors large plants located within a few hours’ driving distance of the major markets that it service. Normally, this proximity helps the Company to minimize freight costs. However, in order to meet its customers’ requirements, the Company must sometimes manufacture products at a plant that is not its closest plant to the necessary delivery location. Constar’s contracts typically would require it to bear the resulting added freight costs. These “out of territory” freight costs tend to peak during the second and third quarters, when the Company’s customers’ requirements are at their highest. In addition, any general increase in freight rates may impact the Company’s margins to the extent that its contracts do not permit it to pass the increase through to its customers.

The Company is highly leveraged. As of December 31, 2004, the Company’s debt structure consisted of a $90 million revolving loan, $122 million term loan, $75 million second lien term loan and $175 million of publicly held senior subordinated notes. As of December 31, 2004, the Company had $17 million borrowed under the revolving loan, $5.2 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the year ended December 31, 2004 was $39.8 million.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70 million Senior Secured Asset Based Revolving Credit Facility (“Credit Agreement”). The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the revolving loan and two term loans. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company’s previously issued $175 million of publicly held senior subordinated notes were not refinanced. The Credit Agreement is limited to a borrowing base calculated based on eligible accounts receivable and inventory. The Credit Agreement contains customary affirmative, financial and negative covenants relating to its operations and its financial condition. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures. As of March 29, 2005, the Company had borrowings under the Credit Agreement of $17.2 million and had additional availability of $48.4 million.

The following discussion should be read in conjunction with the Combined and Consolidated Financial Statements and the accompanying Notes to the Combined and Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2004, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s common stock. During 2004, Frank J. Mechura, an executive officer of Crown, and William G. Little, a director of Crown, served on Constar’s Board of Directors.

The Company’s historical costs and expenses include charges from Crown for certain centralized corporate services and for the use of Crown’s infrastructure. These allocations were based on methodologies that Crown believed to be reasonable and are consistent with charges made to other Crown operations; however, these allocations may not be indicative of Constar’s future expenses. Certain of these services that had been provided by Crown prior to the Company’s initial public offering are now provided by the Company’s current employees, some of whom were Crown employees. In addition, the Company has a services agreement with Crown under which it receives certain services from Crown. The services provided by Crown under the services agreement include payroll, systems for accounting, reporting, information technology, benefits administration and logistics. See Note 19 of the accompanying Notes to Combined and Consolidated Financial Statements.

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

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2004, 2003 and 2002, the Company paid Crown $1.5 million, $1.4 million and $0.1 million, respectively, under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2005 and the current Alsip lease agreement expires on December 31, 2006. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting reporting, tax, information technology, benefits administration, and logistics. This agreement expired at the end of 2003 and was extended on similar terms (excluding certain services that Constar no longer purchases from Crown), which has since expired and is being renegotiated. The Company recorded an expense of $5.2 million, $4.9 million and $0.5 million during the years ended December 31, 2004, 2003 and 2002, respectively, related to the transition services agreement and had a $0.3 million and $0.3 million payable to Crown at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company purchased approximately $15.9 million, $14.0 million and $1.1 million of PET preforms and containers from Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had a net payable to Crown of approximately $0.6 million and $0.4 million related to the SLC Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $3.8 million, $1.6 million and $0.1 million of rings, bands and closures to Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had a net receivable from Crown of approximately $0.6 million and $0.2 million related to the Newark Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Voghera Agreement expired on December 31, 2003, and an extension is being negotiated. Net of resin sales, the Company purchased approximately $3.2 million, $1.3 million and $1.7 million of PET preforms from Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had approximately a $0.0 million net receivable due from Crown and approximately a $3.3 million net payable to Crown related to the Voghera Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Faba Agreement expired on December 31, 2003 and an extension is being negotiated. The Company purchased approximately $2.4 million, $2.4 million, and $0.3 million of bottles from Crown and sold approximately $0.9 million, $1.9 million, and $0 of preforms to Crown during the years ended December 31, 2004, 2003, and 2002, respectively. The Company had a net receivable from Crown of approximately $0.2 million and $0.7 million related to the Faba Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of our initial public offering, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures technologies. For the years ended December 31, 2004, 2003 and 2002, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £0.3 million, £0.3 million and £0.3 million, respectively, in royalties under this license and had a net payable to Crown of approximately £0.1 million and £0.0 million related to this license agreement at December 31, 2004 and 2003, respectively.

The Company had a Research and Development agreement with two subsidiaries of Crown, CarnaudMetalbox plc and CCK Technologies, which governed Constar’s use of Crown’s Research and Development centers in Alsip, Illinois and Wantage, England. CCK Technologies and CarnaudMetalbox guaranteed access to the services of specific employees at their standard rate. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies. The Company incurred costs of approximately $1.1 million and $0.2 million related to the Research and Development Agreement during the years ended December 31, 2003 and 2002, respectively. The Company had a net payable to Crown of approximately $0.0 million at December 31, 2003 and none at December 31, 2004.

Concurrently with the completion of our initial public offering, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2004, the Company had an under-funded benefit obligation of approximately $33.6 million under such plans.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with a putative securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, are being advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

Acquisitions and Significant Items Affecting the Results of Operations

Other Income

During 2004, the Company recognized income of $25.1 million as a result of settling a patent infringement action against a competitor.

Impairment of Goodwill

Effective January 1, 2002, Constar adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter unless changes in circumstances indicate that goodwill should be reviewed for impairment. Under SFAS No. 142, goodwill is deemed to be potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.

During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge in its European reporting unit of approximately $50 million as a cumulative effect of a change in accounting principle as of January 1, 2002.

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the

Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with SFAS No. 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of that analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003. There was no impairment of goodwill in 2004.

Restructuring and Asset Impairments

In September 2003, the Company announced its plan to implement a cost reduction initiative under which it closed two facilities in the North American region. Under this plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of $4.9 million and non-cash asset impairment charges of $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charge to account for the change in expected lease costs relating to the Birmingham facility, which now excludes sublease income. See Note 11 of the accompanying Notes to Combined and Consolidated Financial Statements for additional discussion.

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

2003 Refinancing

On December 23, 2003, in order to provide for temporary relief from certain covenants and improve short term liquidity, the Company obtained a $75 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to pay a portion of amounts outstanding under the Revolver Loan. In connection with this refinancing, certain of the financial covenants contained within these debt agreements were amended through the quarter ended June 30, 2005. Also, the pay down on the Term B Loan resulted in a permanent reduction in the principal outstanding while the Revolver Loan’s total availability was reduced from $100 million to $90 million.

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

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. Substantially all of Constar’s sales are made under contracts that allow for the pass through of changes in the price of PET resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but its gross margin is unaffected. In the aggregate, the lag between effective date of resin price changes and the effective date of price adjustments to its customers under various pass-through mechanisms is approximately equal to the Company’s inventory exposure.

In 2004, approximately 26% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

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

Selling and Administrative Expense

This includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges. Crown historically provided the Company with certain centrally managed services as discussed below in the Management Charges section. Charges for these services are classified as management charges through the closing of the Company’s initial public offering on November 20, 2002. Since the closing date, the Company has fulfilled these services with internal resources, third parties, or through its services agreement with Crown.

Management Charges

Prior to the closing of the Company’s initial public offering on November 20, 2002, Crown charged the Company certain management fees for payroll, benefits administration, purchasing, information systems and other centrally managed services. The cost of these services was directly charged and/or allocated to the Company using a method that Crown and the Company believed was reasonable. Such charges were not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. Constar’s financial results reflect these management charges through the closing of the Company’s initial public offering on November 20, 2002. Since November 20, 2002, the Company has provided these services with its own resources or continued to receive them through its services agreement with Crown. All expenses for these services are included in administrative expense.

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

Interest Expense

Prior to the closing of the Company’s initial public offering on November 20, 2002, Crown charged the Company interest based on the average actual interest costs to Crown on the net average intercompany indebtedness. The Company believes that the methodology used to calculate this charge was reasonable but not necessarily indicative of interest expense that would have been incurred if the Company had been a standalone entity. Subsequent to the Company’s initial public offering, interest expense reflects the increase in average debt outstanding pertaining to the revolving credit facility, term loan B, second lien term loan and the senior subordinated notes.

Other Expenses, Net

Other expenses, net include operating expenses not included elsewhere, such as write offs pertaining to property, plant and equipment, and bad debt expense offset against income items such as legal settlements and gains on sales of used equipment.

Provision for Income Taxes

The effective tax rate on income or loss was 100% in 2004 compared to 4.9% in 2003. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 12 to the accompanying Combined and Consolidated Financial Statements.

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

On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses its stock price plus a control premium to calculate fair value. If the Company’s share price and operating results sustain an extended decline, this could trigger an impairment review. The Company’s estimates of future cash flows includes assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. During the second quarter of 2003, the Company recognized an impairment charge of $183 million due to the trading price of the Company’s common stock, operating results that reflected lower volumes of domestic conventional product sales, increased handling and shuttling costs, and other factors.

Long-lived assets, which consist primarily of machinery and equipment and buildings, are depreciated over their estimated useful lives and are reviewed for impairment in accordance with SFAS No.144 “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of long lived asset, a significant adverse change in the manner which the asset is being used or in its physical condition or a history of operating cash flow losses associated with use of the asset. When such events or changes occurs, the Company estimates the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that the Company must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2005, the Company is using an expected rate of return on plan assets of 8.5% in the U.S. which is unchanged from 2004. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2004 U.S. pension expense by approximately $508,000. A 0.5% change in the discount rate would have changed 2004 U.S. pension expense by approximately $526,000 and 2004 postretirement expense by approximately $60,000.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised version of FIN No. 46, “Consolidation of Certain Variable Interest Entities” (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. Public companies other than small business issuers must apply the revised FIN No. 46 by the end of the first reporting period beginning after December 15, 2003 (March 31, 2004 for calendar-year-end companies) to all entities that are not special purpose entities. The Company analyzed certain leasing arrangements with Crown Holdings, Inc. subsidiaries and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive approaches. For all public and non-public companies that sponsor one or more plans with more than 100 participants, FAS 106-2 was effective as of the first interim or annual period beginning after June 15, 2004 (third quarter 2004 for the Company). Based upon the review of the Company’s prescription drug plan under the currently issued regulations, the Company concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D. As such the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FAS 106-2.

In December 2004, the FASB issued a revised SFAS No. 123, “Accounting for Stock Based Compensation.” The amended SFAS No. 123 supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, SFAS No. 123 clarifies guidance in several areas including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The provisions of this statement are effective beginning the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest soon after the effective date. Stock options awarded after the effective date will be accounted for in accordance with SFAS No. 123 and may have a material impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial position.

In October of 2004, the American Job Creation Act of 2004 (AJCA) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. Constar has evaluated the new §965 elements of the act and as a result of the Company’s Net Operating Loss (NOL) carry forward and expectations to continue to generate NOL’s into the foreseeable future, the Company does not expect to repatriate any foreign dividends in accordance with the AJCA. Constar evaluated the impact of the Qualified Domestic Production Deduction provision (§199 elements) of the AJCA and believes the 2005 impact will be immaterial. Constar will continue to evaluate the provisions of the AJCA and its impact on the Company on a going forward basis.

Results of Operations

2004 Compared to 2003

Net Sales (dollars in millions)

	2004	2003	Increase (Decrease)
United States	$626.2	$562.8	11.3%
Europe	218.0	179.5	21.4%

Total	$844.2	$742.3	13.7%

Net sales increased by $101.9 million, or 13.7%, to $844.2 million in 2004 from $742.3 million in 2003. In the U.S., net sales increased $63.4 million, or 11.3%, to $626.2 million in 2004 from $562.8 million in 2003. In Europe, net sales increased $38.5 million, or 21.4%, to $218.0 million in 2004 from $179.5 million in 2003. Net sales in the U.S. accounted for 74.2% of net sales in 2004 compared to 75.8% of net sales in 2003.

In the U.S., the increase in net sales in 2004 compared to 2003 reflects increased sales of conventional products and the pass-through of higher resin prices to customers, partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in 2004 compared to 2003 was primarily due to the stronger British pound sterling and Euro against the U.S. dollar. Higher unit sales of performs also contributed to the increase.

Gross Profit

Gross profit increased $17.5 million, or 60.6%, to $46.4 million in 2004 from $28.9 million in 2003. Gross profit benefited from an increase in unit sales, reduced spending in warehousing and product handling costs and cost savings from the Company’s 2003 restructuring initiative. These benefits were partly offset by price reductions implemented to extend key contracts and meet competitive pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased by $5.1 million, or 22.0%, to $28.1 million in 2004 from $23.0 million in 2003. The increased costs primarily relate to Sarbanes-Oxley compliance efforts and the Company’s incentive compensation plan.

Research and Technology Expenses

Research and technology expenses were $5.7 million in 2004 compared to $5.2 million in 2003. The increase in expenses relate to additional spending for the Company’s proprietary technologies.

Interest Expense

Interest expense increased $5.6 million to $39.8 million in 2004 from $34.2 million in 2003. This increase primarily relates to an increase in the Company’s effective interest rate during 2004 due to the 2003 Refinancing.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.1 million expense in 2004 compared to $1.5 million income in 2003. The change between 2004 and 2003 was primarily related to the changes in the foreign currency translation rates of intra company balances during 2003

Goodwill Impairment Loss

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed at June 30, 2003. The Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. There was no impairment loss in 2004.

Provision for Restructuring and Asset Impairments

During 2004, the Company recognized a $1.1 million restructuring provision to account for the change in expected lease costs related to the Birmingham facility, which was closed as a result of the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana. As a result of this initiative, the Company recognized a restructuring provision of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during the third quarter of 2003.

Write off of Deferred Financing Costs

In connection with the placement of the 2003 Refinancing, there was a permanent reduction in the amounts available under a Term B loan and revolver loan of $25 million and $10 million, respectively. As a result of these permanent reductions, the Company charged to expense a pro-rata share of the deferred financing costs related to these two loans of approximately $0.7 million.

Other (Income) Expenses, Net

Other income, net was $25.0 in 2004 compared to $4.4 million expense in 2003. During 2004, the Company recognized income of $25.1 million as a result of settling its Oxbar® patent infringement action against Continental PET Technologies, Inc. In addition, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology offset by a $0.5 million net charge for costs incurred from a fire at one of its European facilities. The Company also recorded a non-cash charge of $0.4 million relating to the write off of fixed assets. During 2003, the Company recorded charges of $2.7 million and $1.0 million relating to the write-off of fixed assets and a doubtful account receivable, respectively.

(Provision) Benefit for Income Taxes

The provision for income taxes was $3.4 million in 2004 compared to a benefit of $11.4 million in 2003. Loss before taxes was $3.4 million in 2004 compared to $231.8 million in 2003. During 2004, the Company recorded an additional valuation allowance of $4.7 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $6.8 million in 2004 compared to a net loss of $220.5 million in 2003. The goodwill impairment loss and the provision for restructuring and asset impairments recognized in 2003 as well as the $25.1 million settlement proceeds in 2004 were the primary factors contributing to the favorable change.

Adjusted EBITDA

EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization, and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. EBITDA is a key financial measure used by our new Credit Agreement lender. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.

The Company’s Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with the financial covenant in the new Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA increased to $87.5 million in 2004 from $(142.2) million in 2003. After giving effect to the non-cash accruals, Adjusted EBITDA increased to $90.8 million from $58.3 million.

Reconciliation of Adjusted EBITDA to Net loss

(In Millions)	December 31,
	2004	2003
Net loss	$(6.8)	$(220.5)
Add back:
Interest expense	39.8	34.2
Taxes	3.4	(11 4)
Depreciation	51.1	55.5

EBITDA	$87.5	$(142.2)
Adjustments under the new Credit Agreement	3.3	200.5

Adjusted EBITDA under the new Credit Agreement	$90.8	$58.3

The Company believes that the Adjusted EBITDA amounts shown above are informative in connection with a financial covenant contained within the Company’s new Credit Agreement. Even though this covenant is based on the last twelve months of Adjusted EBITDA, the Company has presented the comparable periods above to provide additional insight into the rolling twelve month data.

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

Selling and Administrative Expenses

Selling and administrative expenses increased by $12.2 million to $23.0 million in 2003 from $10.8 million in 2002. The increase primarily reflects costs associated with the establishment of certain administrative functions that had previously been provided by Crown as well as additional costs that the Company now incurs as a public standalone company that were not incurred when it operated as a division of Crown. In addition, the Company incurred an increase in legal expenses, particularly those relating to the Company’s patent infringement claim against a competitor.

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

Write off of Deferred Financing Costs

In connection with the placement of the Second Lien Loan, there was a permanent reduction in the amounts available under a term B loan and revolver loan of $25 million and $10 million, respectively. As a result of these permanent reductions, the Company wrote off a pro-rata share of the deferred financing costs related to these two loans of approximately $0.7 million.

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

Net Loss

Net loss was $220.5 million in 2003 compared to a net loss of $35.4 million in 2002. The increase in net loss 2003 compared to 2002 was primarily due to the goodwill impairment loss, the provision for restructuring and asset impairment, the decline in gross profit and higher interest expense.

Adjusted EBITDA

EBITDA is a non-GAAP measurement that the Company defines as income or loss before interest expense, provision for income taxes, depreciation and amortization, and the cumulative effect of a change in accounting. This measure does not represent cash flow for the periods presented and should not be considered as an alternative to net income/(loss) as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. EBITDA is a key financial measure used by the Company’s Credit Agreement lenders. The Company’s definition of EBITDA may not be comparable to EBITDA as defined by other companies. Although EBITDA is a non-GAAP measurement, the Company believes it is a useful measure of pre-tax operating cash flow prior to debt service.

The Company’s new Credit Agreement adjusts EBITDA for certain non-cash accruals and uses the adjusted EBITDA figure to determine the Company’s compliance with a financial covenant in the new Credit Agreement. This definition of adjusted EBITDA may not be comparable to adjusted EBITDA as defined by other companies.

EBITDA declined in 2003 to $(142.2) million from $87.8 million in 2002. After giving effect to the provision for restructuring and asset impairment and the non-cash accruals, Adjusted EBITDA would have declined to $58.3 million from $89.2 million. The non-cash accruals consist primarily of $183.0 million of goodwill impairment.

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

Concurrent with the closing of the Company’s initial public offering of common stock and concurrent with the offering of the Notes, the Company entered into a senior secured credit agreement with a syndicate of lenders. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”). The Term B Loan carried interest at a rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan carried interest of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. After the $25 million pay down discussed below, the Term B Loan required annual payments of $1.3 million, with a final balloon payment of $116.0 million due on the loan maturity date in November 2009. On December 23, 2003 the Company obtained a $75 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5.0 million, the proceeds from the Second Lien Loan were used to prepay $25 million of the Term B Loan with the remainder used to paydown the Revolver. The pay down of the Term B Loan resulted in a permanent $25 million reduction in the amount available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million.

As of December 31, 2004, there was $122.0 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $17.0 million outstanding on the Revolver Loan and $5.2 million outstanding on letters of credit. In addition, as of December 31, 2004, the Company had $9.3 million of cash and cash equivalents on hand as well as $67.8 million of availability under the Revolver Loan.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70 million

Senior Secured Asset Based Revolving Credit Facility (“Credit Agreement”). The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the revolving loan and two term loans. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the Revolver Loan, Term B Loan and Second Lien Loan. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest borrowing rates and created less restrictive financial covenants. The Company’s previously issued Notes were not refinanced.

The Senior Notes bear interest at the rate of LIBOR plus 3.375% per year. Interest on the notes will be reset quarterly. Interest on the Senior Notes will be payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes, described below. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Senior Notes may require the Company to repurchase the Senior Notes.

Each of the Company’s current and future domestic and United Kingdom restricted subsidiaries will guarantee the Senior Notes. The Senior Notes and the guarantees will rank equally with the Company’s existing and future senior debt and rank senior to its current and future subordinated debt. The Senior Notes and the guarantees thereof will be secured by a first priority lien on (i) the Company’s and the note guarantors’ real property located in the United States and the United Kingdom which is owned by them on February 11, 2005, (ii) certain of the real property located in the United States that the Company or a note guarantor leases on February 11, 2005, and (iii) substantially all of the equipment and other fixed assets related to such properties, in each case, subject to certain exceptions. The collateral does not include other types of assets, such as inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts or other intangible assets, or the capital stock of our subsidiaries.

The Senior Notes have been issued under an indenture, dated as of February 11, 2005 with the Bank of New York, as trustee. The indenture governing the Senior Notes contains covenants that will limit the ability of the Company and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; pay dividends or make other distributions or repurchase or redeem its stock; make investments; sell assets; create liens; enter into agreements restricting its restricted subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. If an event of default, as specified in the indenture governing the Senior Notes, shall occur and be continuing, either the trustee or the holders of a specified percentage of Senior Notes may accelerate the maturity of all the Senior Notes. The covenants, events of default and acceleration rights described in this paragraph are subject to important exceptions and qualifications, which are described in the indenture filed herewith.

Under a registration rights agreement with the Senior Notes, the Company and the note guarantors have agreed to file and use their reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Senior Notes for new notes of the Company having terms substantially identical in all material respects to the Senior Notes (except that the exchange notes will not contain terms with respect to transfer restrictions). If the Company and the note guarantors are not able to effect this exchange offer, they have agreed to use their reasonable best efforts to file, and cause to become effective, a shelf registration statement relating to resales of the Senior Notes and the guarantees thereof. The Company will be obligated to pay additional interest on the Senior Notes if it does not file a registration statement within 90 days of February 11, 2005, have the registration statement declared effective within 210 days of February 11, 2005, consummate the exchange offer within 240 days of February 11, 2005 or maintain the effectiveness of the registration statement during specified periods.

In connection with this refinancing, the Company and its subsidiary Constar International U.K. Limited (“Constar UK”) entered into a Supplemental Indenture, dated as of February 11, 2005, among the Company,

Constar UK, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of November 20, 2002, relating to the Company’s previously existing Notes. The purpose of the Supplemental Indenture was to add Constar UK as a guarantor to the Notes issued pursuant to such indenture.

In connection with this refinancing, the Company also entered into the Credit Agreement among the Company, as the Borrower, the Subsidiary Guarantors named therein, Citicorp. USA, Inc., as Administrative Agent, and Citigroup Global Markets, Inc., as Book Manager and Arranger. The Credit Agreement consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Credit Agreement also includes a $15.0 million swing loan subfacility. The obligations under the Credit Agreement are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Credit Agreement are limited to the lesser of (i) $70.0 million or (ii) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the revolving loan facility may impose discretionary reserves against the entire revolving loan facility. As of March 29, 2005, the Company’s borrowing base was approximately $89.1 million.

The Company will pay monthly a commitment fee equal to 0.5% per year on the undrawn portion of the revolving loan facility. The Company also will pay fees on any letters of credit outstanding under the Credit Agreement. The revolving loan facility will initially bear interest at a rate equal to LIBOR plus 2.25%, and after the delivery of financial statements for the fiscal quarter ending June 30, 2005, LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the revolving loan facility, or alternatively at Citibank’s base rate plus a margin ranging from 1.00% to 1.50%.

Under the Credit Agreement, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Credit Agreement also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the Credit Agreement and the indentures governing the Senior Notes and the Notes.

The Credit Agreement contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures. As of March 29, 2005, the Company had borrowings under the Credit Agreement of $17.2 million and available credit of $48.4 million. The negative covenants contained in the Credit Agreement limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

Net cash and cash equivalents decreased to $9.3 million during 2004. Net cash provided by operating activities of $28.1 million was lower than net debt repayments and other financing activities of $13.9 million and the Company’s capital expenditures requirements of $21.9 million. The Company’s ratio of total debt to total capitalization was 93.7% at December 31, 2004 and 92.1% at December 31, 2003. The Company defines total capitalization as the sum of total debt, minority interests, and stockholders’ equity.

The Company believes that cash available under its Credit Agreement combined with net cash provided by operating activities will be sufficient to finance its activities through 2005.

Cash Flow

The following table shows selected cash flow data.

	2004	2003	Increase (decrease)
($ in millions)			Amount	%
Net cash provided by operating activities	$28.1	$25.0	$3.1	12.4
Net cash used for investing activities	$(21.9)	$(50.9)	$(29.0)	(57.0)
Net cash (used for)/provided by financing activities	$(13.9)	$20.5	$(34.4)	(167.8)

Net cash provided by operating activities increased $3.1 million, or 12.4%, to $28.1 million in 2004 from $25.0 million in the 2003. The increase in net cash provided by operating activities during 2004 was primarily due to improved margins and $25.1 million litigation proceeds, offset by a higher raw material costs, which led to an increased investment in inventory, increased accounts receivable and increased interest expense.

Net cash used for investing activities decreased to $21.9 million in 2004 from $50.9 million in 2003, reflecting a decrease in capital spending associated with capacity for conventional products.

Net cash used for financing activities was $13.9 million in 2004 reflecting decreased borrowings under the Revolver Loan, the scheduled quarterly payments on the Term B Loan and the change in outstanding cash overdrafts. Net cash provided by financing activities was $20.5 million in 2003 reflecting decreased borrowings under the Revolver Loan offset by financing obtained in the form of a $75 million Second Lien Loan. This was combined with the proceeds from a $1.5 million loan that was entered into by the Company’s affiliate in Turkey.

Commitments

	Payments Due by Period
($ in millions)	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$388.4	$2.7	$19.6	$118.2	$247.9
Operating Leases	61.7	12.1	16.4	12.5	20.7
Other Long-Term Obligations	6.5	6.5	—	—	—

Total Contractual Cash Obligations	$456.6	$21.3	$36.0	$130.7	$268.6

At December 31, 2004, the Company had certain commitments that will require future outlays of cash. Commitments related to future minimum lease payments under long-term operating leases, principally for real estate, are $12.1 million for 2005, $9.9 million for 2006, $6.5 million for 2007, $5.7 million for 2008, $6.8 million for 2009 and $20.7 million thereafter. Commitments related to future expenditures on approved capital projects are $6.5 million for 2005. Prior to the February 2005 refinancing, the Company was required to pay $1.3 million of principal annually with respect to the Term B Loan. The Revolver Loan was to mature in 2007, the Term B Loan was to mature in 2009, and the Notes mature in 2012. In addition, the Second Lien Loan of $75 million was to mature in 2010. Subsequent to the refinancing in February 2005, the Company’s new Credit Agreement matures in 2009 and the Senior Notes mature in 2012. There are no required annual principal payments on either of these loans prior to their respective maturities. All amounts previously outstanding under the Revolver Loan, Term B Loan and Second Lien Loan were repaid. In connection therewith, the Company incurred approximately $3.5 million of prepayment penalties.

These amounts exclude interest expense to be paid in connection with the loans discussed above. Annual interest expense, net for fiscal 2004 was approximately $39.8 million. The Notes carry a fixed interest rate of 11% on the $175 million outstanding. Annual cash payments will be $19.3 million while these Notes are outstanding. The Company’s borrowings under the new Credit Agreement and Senior Notes bear interest rates based on either a floating rate Base Rate or the LIBOR Rate. Therefore, the Company is not able to accurately predict future interest payments because of the variability of future interest rates and borrowing requirements. There were no other commitments outstanding at December 31, 2004 that were material to the Company’s financial condition. See Note 10 to the accompanying Notes to Combined and Consolidated Financial Statements for information related to the Notes and the Senior Secured Credit Agreement.

In addition, the Company expects to make cash contributions to its domestic and foreign benefit plans of approximately $9.0 million during 2005. Cash contributions in subsequent years will depend on a number of factors and assumptions including the performance of plan assets, discount rates, compensation increases, health care cost increases, mortality and employee turnover.

Capital Expenditures

Capital expenditures decreased $24.9 million, or 52.9%, to $22.2 million in 2004 from $47.1 million in 2003.

New capital investments for 2004 included the following:

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

Constar’s ability to make capital expenditures is limited by the financial covenants contained in its new Credit Agreement. These financial covenants impose maximum capital expenditures of $45.0 million in 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These covenants allow for the carry forward of a certain amount of spending below the covenant levels in previous periods.

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

Environmental Matters

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2004, the Company had an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. The Company has no other accruals for environmental matters.

Stockholders’ Equity

Stockholders’ equity decreased to $24.0 million at December 31, 2004 from $32.8 million at December 31,2003. The decrease was primarily due to a net loss of $6.8 million for the year.

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

The Company derived approximately 26% of total revenues from sales in foreign currencies during the year ending December 31, 2004. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Approximately 2% of total revenues in 2004 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At December 31, 2004, there were no foreign currency derivatives outstanding.

The Company’s borrowings under the new Credit Agreement and Senior Notes bear floating interest rates based on either a Base Rate or the LIBOR Rate. Therefore, the Company has an exposure to interest rate risk. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s sales are made under contracts that allow for the pass through of changes in the price of resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but its gross profit is unaffected. In the aggregate, the lag between effective date of resin price changes and the effective date of price adjustments to its customers under various pass-through mechanisms is approximately equal to the Company’s inventory exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTAR INTERNATIONAL INC.

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm that audited the Company’s financial statements, as stated in their report, which is included herein.

/s/ MICHAEL J. HOFFMAN	/s/ WILLIAM S. RYMER
Michael J. Hoffman President and Chief Executive Officer	William S. Rymer Executive Vice President and Chief Financial Officer

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Stockholders of Constar International Inc.:

We have completed an integrated audit of Constar International Inc.’s 2004 combined and consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 combined and consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Combined and consolidated financial statements and financial statement schedule

In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company changed its method of accounting for goodwill in 2002. In addition, as discussed in Note 19, the Company has significant transactions with Crown Holdings, Inc., its former parent.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 41, Item 8 of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 31, 2005

Constar International Inc.

Combined and Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$9,316	$16,478
Accounts receivable, net (Note 4)	77,422	66,057
Accounts receivable - related party (Note 19)	6,894	922
Inventories, net (Note 5)	103,949	82,368
Deferred income taxes (Note 12)	8,346	6,755
Prepaid expenses and other current assets	8,608	6,887

Total current assets	214,535	179,467

Property, plant and equipment, net (Note 6)	194,512	223,925
Goodwill (Note 7)	148,813	148,813
Other assets (Note 8)	22,417	26,136

Total assets	$580,277	$578,341

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (Note 10)	$19,788	$1,248
Accounts payable	83,450	79,753
Accrued liabilities (Note 9)	37,968	35,001
Accounts payable – related party (Note 19)	6,987	4,146
Income taxes payable	1,272	2,146

Total current liabilities	149,465	122,294
Long-term debt, net of current portion (Note 10)	368,637	396,170
Pension and post-retirement liabilities (Note 13)	17,475	8,267
Deferred income taxes (Note 12)	11,829	10,944
Other liabilities (Note 14)	6,587	5,567

Total liabilities	553,993	543,242

Commitments and contingent liabilities (Note 22)
Minority interests	2,287	2,285
Stockholders’ equity
Common stock, $.01 par value – 75,000,000 shares authorized at December 31, 2004 and 2003; 12,569,845 and 12,380,500 shares issued and outstanding at December 31, 2004 and 2003, respectively	125	120
Preferred stock, $.01 par value – 5,000,000 shares authorized; None issued or outstanding at December 31, 2004 and 2003
Additional paid-in capital	276,403	275,070
Accumulated other comprehensive loss	(20,993)	(18,300)
Treasury Stock, at cost – 37,483 shares at December 31, 2004 and none at December 31, 2003	(210)
Unearned compensation	(2,284)	(1,852)
Accumulated deficit	(229,044)	(222,224)

Total stockholders’ equity	23,997	32,814

Total liabilities and stockholders’ equity	$580,277	$578,341

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002
Net customer sales	$839,786	$739,657	$700,490
Net related party sales (Note 19)	4,396	2,632	3,838

Net sales	844,182	742,289	704,328

Cost of products sold, excluding depreciation	746,684	657,869	589,259
Depreciation	51,060	55,488	55,863

Gross profit	46,438	28,932	59,206

Operating expenses:
Selling and administrative expenses	28,107	23,040	10,809
Management charges			3,648
Research and technology expenses	5,725	5,220	12,129
Write off of deferred financing costs (Note 8)		751
Interest expense, net	39,798	34,221	7,037
Foreign exchange adjustments	62	(1,468)	74
Provision for restructuring and asset impairment (Note 11)	1,095	11,557
Goodwill impairment loss (Note 7)		183,000
Other (income) expenses, net (Note 17)	(24,948)	4,429	550

Total operating expenses	49,839	260,750	34,247

Income (loss) before taxes and cumulative effect of change in accounting	(3,401)	(231,818)	24,959
(Provision) benefit for income taxes (Note 12)	(3,417)	11,362	(10,170)
Minority interests	(2)	(93)	(118)

Income (loss) before cumulative effect of change in accounting	(6,820)	(220,549)	14,671
Cumulative effect of change in accounting for goodwill			(50,059)

Net loss	$(6,820)	$(220,549)	$(35,388)

Per common share data:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting for goodwill	$(0.57)	$(18.38)	$1.22
Cumulative effect of change in accounting for goodwill			(4.17)

Net loss	$(0.57)	$(18.38)	$(2.95)

Weighted Average Shares Outstanding:
Basic	12,028	12,000	12,000
Diluted	12,028	12,000	12,002

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Stockholders’ Equity

(in thousands)

	Comprehen- sive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compen- sation	Owner’s Net Investment	Accumulated Deficit	Total
Balance, December 31, 2001		—	—	(32,403)		—	588,275	—	555,872
Net loss	$(35,388)						(33,713)	(1,675)	(35,388)
Translation adjustments	5,051			5,051					5,051
Minimum pension liability adjustment, net of tax	2,030			2,030					2,030

Comprehensive loss	$(28,307)

Capital contributions from Crown							8,701		8,701
Dividends paid to Crown							(351,673)		(351,673)
Costs associated with initial public offering							(2,000)		(2,000)
Non-cash capital contribution from Crown							63,522		63,522
Earned compensation on restricted stock						7			7
Issuance of restricted stock			180			(180)			—
Capitalization of owner’s net investment as a result of the initial public offering		120	272,992				(273,112)		—

Balance, December 31, 2002		120	273,172	(25,322)		(173)	—	(1,675)	246,122
Net loss	$(220,549)							(220,549)	(220,549)
Translation adjustments	6,124			6,124					6,124
Minimum pension liability adjustment, net of tax	898			898					898

Comprehensive loss	$(213,527)

Issuance of restricted stock			1,898			(1,898)
Earned compensation on restricted stock						219			219

Balance, December 31, 2003		$120	$275,070	$(18,300)		$(1,852)	$—	$(222,224)	$32,814
Net loss	$(6,820)							(6,820)	(6,820)
Translation adjustments	3,854			3,854					3,854
Minimum pension liability adjustment, net of tax	(6,547)			(6,547)					(6,547)

Comprehensive loss	$(9,513)

Issuance of restricted stock, net		5	1,333		(210)	(1,311)			(183)
Earned compensation on restricted stock						879			879

Balance, December 31, 2004		$125	$276,403	$(20,993)	$(210)	$(2,284)	$—	$(229,044)	$23,997

The accompanying notes are an integral part of these combined and consolidated financial statements.

Constar International Inc.

Combined and Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(6,820)	$(220,549)	$(35,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss		183,000
Depreciation and amortization	53,333	57,491	55,863
Provisions for restructuring and asset impairments	1,095	11,557
Earned compensation on restricted stock	879	219	7
Deferred income taxes	2,747	(12,075)	(5,270)
Write off of deferred financing costs		751
Write down of fixed assets and property dispositions	610	2,674
Cumulative effect of a change in accounting for goodwill			50,059
Changes in assets and liabilities, net:
Receivables	(15,215)	(8,064)	815
Inventory	(20,002)	6,078	(14,538)
Accounts payable – related party, net	2,152	(861)	1,249
Accounts payable and accrued liabilities	3,563	15,173	(114)
Other, net	5,751	(10,405)	9,803

Net cash provided by operating activities	28,093	24,989	62,486

Cash flows from investing activities
Purchases of property, plant and equipment	(22,154)	(47,067)	(29,963)
Proceeds from sale of property, plant and equipment	289	127	733
Acquisition of business		(4,000)

Net cash used in investing activities	(21,865)	(50,940)	(29,230)

Cash flows from financing activities
Net change in long-term balances due to related party			(36,704)
Capital contributions			8,701
Proceeds from issuance of Senior Subordinated Notes			172,392
Proceeds from Revolver Loan	112,000	130,000	55,000
Repayment of Revolver Loan	(120,000)	(160,000)
Proceeds from Term B Loan		—	150,000
Repayment of Term B Loan	(1,248)	(26,437)	(375)
Proceeds from Second Lien Loan		75,000
Proceeds from other debt		1,547
Change in outstanding cash overdrafts	(4,614)	5,514	815
Dividends paid to Crown and its affiliates			(351,673)
Costs associated with initial public offering and debt financing		(4,102)	(13,700)
Minority dividends paid		(1,024)	(1,367)

Net cash provided by (used in) financing activities	(13,862)	20,498	(16,911)

Effect of exchange rate changes on cash and cash equivalents	472	1,018	814

Net change in cash and cash equivalents	(7,162)	(4,435)	17,159
Cash and cash equivalents at beginning of period	16,478	20,913	3,754

Cash and cash equivalents at end of period	$9,316	$16,478	$20,913

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$37,133	$32,509	$4,342
Income taxes	$1,767	$416	$12,307

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

Prior to its initial public offering on November 20, 2002 Constar had operated as a division of Crown Holdings, Inc. (“Crown”). Therefore, separate financial statements have not historically been prepared for its business. The combined financial statements prior to November 20, 2002 were derived from historical accounting records and are presented as if the operations within each country had been conducted exclusively within a separate subsidiary in that country. In connection with the initial public offering, Crown transferred ownership of certain of its affiliates to Constar and Constar transferred certain of its affiliates to Crown. Accordingly, the accompanying financial statements for periods after the transfer of these affiliates have been prepared on a consolidated basis. The accompanying financial statements for the periods prior to the transfer of ownership of the Crown and Constar affiliates have been prepared on a combined basis.

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

3.    Summary of Significant Accounting Policies

Basis of Combination

All significant intercompany balances and transactions have been eliminated. Transactions between Constar and other Crown operations have been identified in the Combined and Consolidated Financial Statements as transactions among related parties.

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to earnings permanently reinvested in foreign subsidiaries.

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

Exchange rates used to translate the results of operations and the balance sheets were as follows:

	For the Year Ended December 31,
	2004	2003	2002
Statements of operations
British pound to USD	1.83	1.64	1.50
Euro to USD	1.24	1.13	0.95

	As of December 31,
	2004	2003	2002
Balance sheets
British pound to USD	1.92	1.78	1.61
Euro to USD	1.35	1.25	1.05

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. During 2004, Constar sold products to Crown in conjunction with the Newark and Voghera Agreements. Constar recognized revenue related to sales under these agreements consistent with its revenue recognition policies to third parties. See Note 19 for a description of related party transactions.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of products sold in the statements of operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regarding specific customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. The current year expense to adjust the allowance for doubtful accounts is recorded within cost of products sold in the combined and consolidated statements of operations. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. Maintenance and repairs are expensed as incurred. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate. When property, plant and equipment is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

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

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of long-lived assets other than goodwill may be impaired, Constar performs a recoverability evaluation. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets are compared to the assets’ carrying amounts to determine whether a write-down to fair value is required in accordance with the Financial Accounting Standard Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring

As of January 1, 2003, the Company records restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The Company followed these guidelines in connection with recording the impact of the shutdown of two manufacturing operations during the fiscal years 2004 and 2003. See Note 11 for additional discussion.

Risk Management Contracts

In the normal course of operations, the Company may enter into contracts to manage its exposure to fluctuations in foreign currency exchange rates. Such exposures may arise from foreign currency-denominated receivables and obligations, anticipated transactions or firm commitments. The gains or losses on these contracts generally offset changes in the value of the related exposures. At December 31, 2004 and 2003, the Company had no contracts outstanding to manage its exposure to fluctuations in foreign currency exchange rates.

Interest Expense

Subsequent to the closing of the Company’s initial public offering, the Company records interest expense based on the actual interest rates and amounts outstanding under its debt agreements. Prior to the closing of the Company’s initial public offering, interest expense was charged from Crown and principally reflects the interest cost on the net average intercompany indebtedness. Management believes the methodology was reasonable but it was not necessarily indicative of the cost that would have been incurred if Constar had been operated as a standalone entity. Interest rates charged by Crown were based on Crown’s external rates. No such charges were made subsequent to the initial public offering at November 22, 2002. Interest rates charged in 2002 were as follows:

For the Year Ended December 31, 2002
United States	4.1%
United Kingdom	6.0%
Netherlands	4.6%

Income Taxes

Deferred income taxes are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are deemed to be permanently reinvested in those operations. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Prior to the initial public offering, Constar did not file separate tax returns in each of the various countries in which it operates, except for Turkey. Instead, the taxable income was included in the consolidated tax returns of Crown affiliates in each country. Subsequent to the initial public offering, Constar files separate tax returns and reflects the application of the asset and liability method for computing income taxes. The accompanying Combined and Consolidated Financial Statements through December 31, 2002 reflect tax computations through November 20, 2002 as if Constar filed separate tax returns in each of these jurisdictions and reflect the application of the asset and liability approach for all periods presented. The current tax provision, where applicable, is assumed to have been paid to the consolidated tax group in the period incurred.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 23 for an additional discussion regarding the Company’s stock plans.

The Company did not record compensation expense related to its stock option plan for the years ended December 31, 2004 and 2003 because grants were at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS No. 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants in 2004, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	2004	2003
Net loss
As reported	$(6,820)	$(220,549)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	571	142
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards, net of related tax effects	(721)	(319)

Pro forma	$(6,970)	$(220,726)

Basic loss per share
As reported	$(0.57)	$(18.38)
Pro forma	(0.58)	(18.39)
Diluted loss per share
As reported	$(0.57)	$(18.38)
Pro forma	(0.58)	(18.39)

In December 2004, the FASB issued a revised SFAS No. 123. The amended SFAS No. 123 supersedes APB Opinion No. 25 and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, SFAS No. 123 clarifies guidance in several areas including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The provisions of this statement are effective beginning the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest soon after the effective date.

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Technology

Research, development and engineering expenditures, which amounted to $5.7 million, $5.2 million and $12.1 million in 2004, 2003 and 2002, respectively, are expensed as incurred and reported in research and technology expenses in the Combined and Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products and designing significant improvements to existing products. Prior to the closing of the Company’s initial public offering on November 20, 2002, research and technology expenses represented charges from CCK Technologies approximately equal to 1.8% of sales. In return, CCK Technologies provided the Company with access to CCK Technologies’ intellectual property related to PET; paid for the Company’s direct cost of research, development and engineering activities; provided the Company with legal services for the defense of rights for existing technologies; and provided the Company with support for customer claims resolution, supplier qualifications, spoilage reduction, and product and material specifications. As of November 20, 2002, this arrangement was discontinued and the Company’s requirements were thereafter met through Constar employees, by outsourcing with unrelated third-party providers, and a research and development agreement with CCK Technologies. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies. See Note 19.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised version of FIN No. 46, “Consolidation of Certain Variable Interest Entities” (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. Public companies other than small business issuers must apply the revised FIN No. 46 by the end of the first reporting period beginning after December 15, 2003 (March 31, 2004 for calendar-year-end companies) to all entities that are not special purpose entities. The Company analyzed certain leasing arrangements with Crown Holdings, Inc. subsidiaries and concluded that the adoption of this standard had no impact on the Company’s results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive approaches. For all public and non-public companies that sponsor one or more plans with more than 100 participants, FAS 106-2 was effective as of the first interim or annual period beginning after June 15, 2004 (third quarter 2004 for the Company). Based upon the review of the Company’s prescription drug plan under the currently issued regulations, the Company concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D. As such the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FAS 106-2.

In December 2004, the FASB issued a revised SFAS No. 123, “Accounting for Stock Based Compensation.” The amended SFAS No. 123 supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, SFAS 123 clarifies guidance in several areas including measuring fair value, classifying an award as

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity or as a liability, and attributing compensation cost to reporting periods. The provisions of this statement are effective beginning the first interim or annual reporting period that begins after June 15, 2005.The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest soon after the effective date.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on the Company’s results of operations or financial position.

In October of 2004, the American Job Creation Act of 2004 (AJCA) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. Constar has evaluated the new §965 elements of the act and as a result of the Company’s Net Operating Loss (NOL) carry forward and expectations to continue to generate NOL’s into the foreseeable future, Constar does not expect to repatriate any foreign dividends in accordance with the AJCA. Constar evaluated the impact of the Qualified Domestic Production Deduction provision (§199 elements) of the AJCA and believes the 2005 impact will be immaterial. Constar will continue to evaluate the provisions of the AJCA and its impact on the Company on a going forward basis.

4.    Accounts Receivable

	December 31,
	2004	2003
Trade and note receivables	$72,720	$64,215
Less: allowance for doubtful accounts	(2,396)	(2,970)

Net trade receivables	70,324	61,245
Value added taxes recoverable	5,958	4,429
Miscellaneous receivables	1,140	383

	$77,422	$66,057

5.    Inventories

	December 31,
	2004	2003
Finished goods	$68,366	$48,346
Raw materials and supplies	35,583	34,022

	$103,949	$82,368

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $447 and $918 as of December 31, 2004 and 2003, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property, Plant and Equipment

	December 31,
	2004	2003
Buildings and improvements	$70,167	$70,208
Machinery and equipment	649,774	628,940
Less: accumulated depreciation and amortization	(536,182)	(493,751)

	183,759	205,397
Land and improvements	4,047	3,928
Construction in progress	6,706	14,600

	$194,512	$223,925

The Company did not capitalize any interest costs during 2004. However, during 2003, the Company capitalized approximately $1.5 million of interest costs.

7.    Goodwill

Effective January 1, 2002, Constar adopted the provisions of SFAS No. 142, which required companies to cease amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses the market value of its common stock plus a control premium to calculate fair value.

Historically, Constar’s operations were reported through Crown’s Americas and Europe reporting segments. However, the operations within Europe and the U.S. are similar in the nature of their products, production processes, the types of classes of customers for products and the methods used to distribute products. Accordingly, Constar has only one reporting segment but has identified the following reporting units as of January 1, 2002: United States and Europe. In connection with Constar’s transitional impairment review, recorded goodwill was determined to be impaired in the European reporting unit. During the second quarter of 2002, Constar completed its transitional impairment review of identified reporting units and recognized an impairment charge of approximately $50 million as a cumulative effect of a change in accounting principle as of January 1, 2002. Subsequent to the Company’s initial public offering in November 2002 and as of December 31, 2002, the Company identified that it had only one reporting unit.

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed at June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with SFAS No. 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of that analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003. In 2004, the Company completed its annual test and based on that test, there was no impairment of goodwill.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of goodwill is presented below:

Balance as of December 31, 2001	$381.872
Fiscal 2002 impairment	(50,059)

Balance as of December 31, 2002	331,813
Fiscal 2003 impairment	(183,000)

Balance as of December 31, 2003 and 2004	$148,813

8.    Other Assets

	December 31,
	2004	2003
Cash surrender value of life insurance	$1,521	$1,480
Deferred underwriter fees	11,403	12,974
Prepaid contract fees	3,498	5,333
Customer tooling	4,729	4,070
Pension intangible	1,203	1,302
Other	63	977

	$22,417	$26,136

The pension intangible at December 31, 2004 and December 31, 2003 was recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In accordance with that standard, an additional minimum pension liability was recognized to the extent of the unfunded accumulated benefit obligation, and an intangible asset of $1,203 and $1,302 at December 31, 2004 and December 31, 2003 respectively was recognized to the extent of the unrecognized prior service cost. The deferred underwriter fees related to Constar’s Senior Secured Credit Agreements, Senior Subordinated Notes and the Second Lien Loan are being amortized over the remaining terms of the respective agreements. During fiscal 2003, the Company completed its appraisals of machinery and equipment purchased in connection with the acquisition of machinery and equipment as discussed in Note 25. The Company had originally allocated approximately $2.1 million of the purchase price to a ten year supply agreement. The final allocation of the $4 million purchase price resulted in the entire balance being applied to the manufacturing assets.

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

In connection with the placement of the additional second lien term loan in December 2003 discussed in Note 10, there was a permanent reduction in the amounts available under the Company’s seven year term loan and the revolving credit facility. As a result of these permanent reductions, the Company charged to expense a pro-rata share of the deferred financing costs related to these two facilities of approximately $0.7 million during fiscal 2003. See Note 10 and Note 26 for a discussion regarding a refinancing that occurred during February 2005 which resulted in the write-off of certain deferred financing costs reflected in the Company’s balance sheet as of December 31, 2004. In connection with that transaction the Company incurred additional costs and expenses that will be capitalized and amortized over the lives of the new facilities.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Accrued Liabilities

	December 31,
	2004	2003
Salaries, wages and other employee benefits	$13,494	$13,060
Accrued value added taxes	4,816	3,818
Interest	1,709	1,823
Pension	7,570	2,000
Restructuring	2,342	4,697
Environmental	180	198
Other accrued taxes	1,814	1,889
Postretirement	455	800
Other	5,588	6,716

	$37,968	$35,001

The balance in the environmental accrual represents costs which are expected to be incurred by the Company’s Netherlands plant as discussed in Note 22.

10.    Senior Subordinated Notes and Credit Facilities

	December 31,
Debt	2004	2003
Short-term
Revolver	$17,000	$—
Term B Loan	1,248	1,248
Other	1,540	—

Total Short-term debt	$19,788	$1,248

Long-term
Revolver	$—	$25,000
Term B Loan	120,693	121,940
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(2,056)	(2,317)
Second Lien Term Loan	75,000	75,000
Other	—	1,547

Total Long-term debt, net of current portion	$368,637	$396,170

Senior Secured Credit Agreement. Concurrent with the initial public offering of common stock and the issuance of $175 million senior subordinate notes, the Company entered into a Senior Secured Credit Agreement. The Senior Secured Credit Agreement consisted of a $150 million seven-year term loan (“Term B Loan”) and a $100 million five-year revolving loan (“Revolver Loan”) facility. The Term B Loan had an interest rate of LIBOR plus 450 basis points with a 200 basis point LIBOR minimum. The Revolver Loan had an interest rate of LIBOR plus 375 basis points with a 200 basis point LIBOR minimum. On December 23, 2003, in consideration for the payment of fees and expenses of approximately $5.0 million, the Company obtained a $75 million Second Lien Term Loan due December 23, 2010 (“Second Lien Loan”). The Second Lien Loan had an interest rate of LIBOR plus 800 basis points. The net proceeds from the Second Lien Loan were used to prepay $25 million of

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Term B Loan with the remainder used to pay down the Revolver Loan. The pay down of the Term B Loan resulted in a permanent $25 million reduction in the amounts available under that facility. In addition, the total amount available under the Revolver Loan was reduced from $100 million to $90 million. See Note 26 regarding the February 2005 refinancing that resulted in the repayment of all amounts outstanding under the Revolver Loan, Term B Loan and Second Lien Loan.

At December 31, 2004, there was $122.0 million outstanding on the Term B Loan, $75.0 million outstanding on the Second Lien Loan, $17.0 million outstanding on the Revolver Loan and $5.2 million outstanding under letters of credit. In addition, the Company had $9.3 million of cash and cash equivalents on hand as well as $67.8 million of availability under the Revolver Loan.

The Term B Loan required annual principal payments of approximately $1.3 million until final payment was due in November 2009. No other principal repayments were scheduled for the other loans until their respective maturity dates.

The Senior Secured Credit Agreement contained customary affirmative and negative covenants, including certain covenants requiring the Company to maintain Senior Leverage, Total Leverage, Interest Expense Coverage and Fixed Charge Leverage ratios. In addition, the Company’s Senior Secured Credit Agreement limited the Company’s ability to make capital expenditures.

In connection with obtaining the Second Lien Loan, the following financial covenants and financial covenant levels were amended from September 30, 2003 through June 30, 2005: (i) Minimum EBITDA; (ii) Maximum Senior Leverage; (iii) Minimum Interest Coverage; and (iv) Maximum Capital Expenditures. The Total Leverage and Fixed Charge Leverage ratios were eliminated until September 30, 2005. After June 30, 2005, Constar’s financial covenant levels will be the same as originally set forth in the Senior Secured Credit Agreement. These covenants for the period after June 30, 2005, were based on the Company’s forecasted profitability and business plan as of the initial public offering in November 2002. The Company was in compliance with all covenants at December 31, 2004.

As discussed further in Note 26, on February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70 million Senior Secured Asset Based Revolving Credit Facility (“Credit Agreement”). The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the Revolver Loan, Term B Loan and Second Lien Loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which will be charged to expenses in 2005. The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the Revolver Loan, Term B Loan and Second Lien Loan. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest costs and created less restrictive financial covenants. The Company’s previously issued Notes were not refinanced.

The Senior Notes bear interest at the rate of LIBOR plus 3.375% per year. Interest on the notes will be reset quarterly. Interest on the Senior Notes will be payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes, described below. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Senior Notes may require the Company to repurchase the Senior Notes.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Credit Agreement also includes a $15.0 million swing loan subfacility. The obligations under the Credit Agreement are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Credit Agreement are limited to the lessor of (i) $70 million or (ii) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the revolving loan facility may impose discretionary reserves against the entire revolving loan facility. As of March 29, 2005, the Company’s borrowing base was approximately $89.1 million.

The Company will pay monthly a commitment fee equal to 0.5% per year on the undrawn portion of the revolving loan facility. The Company also will pay fees on any letters of credit outstanding under the Credit Agreement. The revolving loan facility will initially bear interest at a rate equal to LIBOR plus 2.25%, and after the delivery of financial statements for the fiscal quarter ending June 30, 2005, LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the revolving loan facility, or alternatively at Citibank’s base rate plus a margin ranging from 1.00% to 1.50%.

Under the Credit Agreement, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Credit Agreement also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the Credit Agreement and the indentures governing the Senior Notes and Notes.

The Credit Agreement contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures.

Constar’s ability to make capital expenditures is limited by the financial covenants contained in its new Credit Agreement. These financial covenants impose maximum capital expenditures of $45.0 million in 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the new Credit Agreement, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

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

11.    Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed two facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were to be relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003, primarily related to adjusting the assets to salvage value. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charge to account for the change in expected lease costs relating to the Birmingham facility. A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Charges to income	$3,574	$1,285	$4,859
Payments	(273)	(936)	(1,209)

Balance at December 31, 2003	3,301	349	3,650

Charges to income	1,085	10	1,095
Payments	(1,805)	(349)	(2,154)

Balance at December 31, 2004	$2,581	$10	$2,591

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance in the restructuring reserves at December 31, 2004 represent the expected severance costs, lease costs and other exit costs from certain operations closed in 2003 and will be paid over the next two years. The short-term portion of the restructuring balance, which is expected to be paid in 2005 is $1,279 and is reported in Accrued Liabilities on the Combined and Consolidated Balance Sheets. The expected payment for 2006 is $1,314 and is reported in Other Liabilities on the Combined and Consolidated Balance Sheets.

In 2002, the U.S. operations recorded a charge through selling and administrative expenses of $941. This was related to the excess of expected lease costs over the related sublease income for certain operations closed in 1997. At December 31, 2004 and 2003, the balance for the 1997 restructuring reserve was $1,063 and $1,717, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2005.

12.    Income Taxes

Pre-tax income/(loss) was generated under the following jurisdictions:

	Year Ended December 31,
	2004	2003	2002
U.S.	$(1,409)	$(235,305)	$27,558
Europe	(1,992)	3,487	(2,599)

	$(3,401)	$(231,818)	$24,959

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current tax (provision) benefit:
U.S.	$(250)	$653	$(15,193)
Europe	(420)	(1,366)	(247)

	(670)	(713)	(15,440)

Deferred tax (provision) benefit:
U.S.	(3,453)	12,106	5,146
Europe	706	(31)	124

	(2,747)	12,075	5,270

Total benefit (provision) for income taxes	$(3,417)	$11,362	$(10,170)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	Year Ended December 31,
	2004	2003	2002
Pre-tax income/(loss) at 35%	$1,190	$81,136	$(8,736)
Non-U.S. operations at different rates	20	(24)	(210)
Goodwill impairment		(64,050)
Foreign exchange gains	(102)	(195)	(620)
Valuation allowance	(4,674)	(5,383)	(135)
Other, net	149	(122)	(469)

Benefit (provision) for income taxes	$(3,417)	$11,362	$(10,170)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Constar paid income taxes of $1,767, $416 and $12,307 in 2004, 2003 and 2002, respectively. Income taxes paid in 2002 include amounts paid through Crown in accordance with the tax sharing agreement.

The components of deferred tax assets and (liabilities) were:

	December 31,
	2004	2003
Current deferred tax assets:
Employee benefits	$6,304	$3,663
Restructuring reserves	819	1,809
Other operating accruals	1,223	1,283

Net current deferred tax asset	8,346	6,755

Long-term deferred tax assets (liabilities):
Property, plant and equipment	(22,463)	(24,382)
Net operating loss carryforwards	14,425	15,022
Employee benefits	5,942	4,019
Valuation allowance	(10,192)	(5,518)
Restructuring	459	(85)

Net long-term deferred tax liability	(11,829)	(10,944)

Net deferred tax liability	$(3,483)	$(4,189)

During 2004, the Company recorded an additional valuation allowance of approximately $4.6 million to cover the increase in deferred tax assets. During 2003, the Company recorded a valuation allowance of approximately $5.5 million to cover a portion of the net operating loss generated during fiscal 2003. The majority of the Company’s federal tax net operating losses will expire in 2018. The Company also has net operating losses of up to $36 million in various states. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A measurement date of December 31 was used for all plans presented below.

The components of the pension and postretirement benefit expense/(income) for the U.S. plans were as follows:

	2004			2003		2002
	Pension	Post- retirement		Pension	Post- retirement	Pension	Post- retirement
Service cost	$1,742	$		$1,772	$43	$1,374	$266
Interest cost	4,083		508	3,649	657	5,242	801
Expected return on plan assets	(4,323)			(3,790)		(4,724)
Recognized actuarial loss	3,003		943	2,005	647	2,506	469
Recognized prior service cost	153		(194)	159		164	(288)
Curtailment				145
Special termination benefits				22

Total pension and postretirement expense	$4,658		$1,257	$3,962	$1,347	$4,562	$1,248

Changes in the benefit obligation for Constar U.S.:

	2004		2003
	Pension	Post- retirement	Pension	Post- retirement
Benefit obligation at January 1	$61,288	$7,261	$54,475	$10,314
Service cost	1,742		1,772	43
Interest cost	4,083	508	3,649	657
Amendments				(3,497)
Actuarial (gain)/loss	12,816	(54)	3,507	555
Special termination benefits			22
Benefits paid	(2,971)	(420)	(2,137)	(811)

Projected benefit obligation at December 31	$76,958	$7,295	$61,288	$7,261

Accumulated benefit obligation at December 31	$72,960		$57,939

Changes in pension plan assets for Constar U.S.:

	2004	2003
Plan assets at January 1	$52,022	$45,875
Actual returns on plan assets	4,630	5,900
Employer contributions	1,069	2,384
Benefits paid	(2,971)	(2,137)

Plan assets at December 31	$54,750	$52,022

Reconciliation of funded status for Constar U.S.:

	2004		2003
	Pension	Post- retirement	Pension	Post- retirement
Plan assets less than benefit obligation	$(22,208)	$(7,295)	$(9,266)	$(7,261)
Unrecognized actuarial loss	42,845	4,611	33,295	5,607
Unrecognized prior service cost	1,225	(3,303)	1,302	(3,497)

Net amount recognized	$21,862	$(5,987)	$25,331	$(5,150)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Plan Assets	Target Allocation 2005	Percentage of Plan Assets at December 31,
		2004	2003
Equity Securities	45%-70%	61%	62%
Debt Securities	30%-50%	36%	36%
Other	0%-10%	3%	2%

Total		100%	100%

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets and the historical returns of the capital markets adjusted for certain interest rates as appropriate. Equity securities are expected to return 10% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Company expects that the Plan’s asset manager will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices.

The Company’s investment policy is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocation stated above. The asset allocation and the investment policy are reviewed semi-annually to determine if changes are necessary.

Constar estimates that its expected contributions to the U.S pension and postretirement plans for the 2005 fiscal year will aggregate $8.0 million.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year(s) ending:

	Pension	Post Retirement
(a) 2005	$3,136	$455
(b) 2006	$3,132	$461
(c) 2007	$3,204	$434
(d) 2008	$3,382	$439
(e) 2009	$3,530	$461
(f) 2010-2014	$21,885	$2,589

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 8% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

The components of pension expense for the U.K. plan were:

	Years Ended December 31,
	2004	2003	2002
Service cost	$373	$194	$200
Interest cost	413	364	280
Expected return on plan assets	(370)	(287)	(274)
Recognized loss	74	78	44

Total pension expense	$490	$349	$250

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the benefit obligation for the U.K. pension plan were:

	December 31,
	2004	2003
Benefit obligation at January 1	$6,335	$4,680
Service cost	373	194
Interest cost	413	364
Actuarial loss	1,092	438
Participant contributions	128	98
Benefits paid	(55)	(16)
Foreign currency rate changes	577	577

Projected benefit obligation at December 31	$8,863	$6,335

Accumulated benefit obligation at December 31	$6,559	$4,687

Changes in the plan assets for the U.K. pension plan were:

	December 31,
	2004	2003
Plan assets at January 1	$3,983	$2,589
Actual returns on plan assets	428	635
Employer contributions	437	318
Participant contributions	128	98
Benefits paid	(55)	(16)
Foreign currency rate changes	350	359

Plan assets at December 31	5,271	3,983

Plan assets less than benefit obligation	(3,592)	(2,352)
Unrecognized actuarial loss	3,372	2,206

Net amount recognized as non-current asset (liability)	$(220)	$(146)

U.K. Plan Assets	Target Allocation 2005	Percentage of Plan Assets at December 31,
		2004	2003
Equity Securities	N/A	86%	86%
Debt Securities	N/A	12%	12%
Other	N/A	2%	2%

Total		100%	100%

Equity securities are expected to return 8% to 9% over the long-term, while debt securities are expected to return between 4.5% and 6.5%. The Company expects that the Plan’s asset manager will provide a modest (0.5% to 1.0% per annum) premium to the respective market benchmark indices.

The investment policy is to maintain a balanced but pro-equity approach to maximize the long term return on the plan’s assets while paying proper attention to the liability profile, funding requirements and investment risks. The Company annually reviews its agreement to ensure that the investments held are suitable for the plan and are appropriately diversified.

Constar estimates that its expected contributions to the U.K pension plan for the 2005 fiscal year will aggregate $0.5 million.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plan for the fiscal year(s) ending:

(a) 2005	$59
(b) 2006	$62
(c) 2007	$64
(d) 2008	$67
(e) 2009	$69
(f) 2010-2014	$390

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases. Premiums are expensed as incurred and were $476, $437 and $198 in 2004, 2003 and 2002, respectively.

The components of pension expense for the Netherlands plan were:

Year Ended December 31, 2004
Service cost	$473
Interest cost	81
Expected return on plan assets	(80)

Total pension expense	$474

Changes in the benefit obligation for the Netherlands. pension plan were:

December 31, 2004
Benefit obligation at January 1	$—
Service cost	473
Interest cost	81
Actuarial loss	401
Participant contributions	120
Benefits paid	(620)
Acquisition/Other	1,455
Foreign currency rate changes	169

Projected benefit obligation at December 31	$2,079

Accumulated benefit obligation at December 31	$—

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the plan assets for the Netherland’s. pension plan were:

December 31, 2004
Plan assets at January 1	$—
Actual returns on plan assets	45
Employer contributions	467
Participant contributions	120
Acquisition/Other	1,455
Benefits paid	(620)
Foreign currency rate changes	130

Plan assets at December 31	1,597

Plan assets less than benefit obligation	(482)
Unrecognized actuarial loss	474

Net amount recognized as non-current asset (liability)	$(8)

Netherlands Plan Assets	Target Allocation 2005	Percentage of Plan Assets at December 31, 2004
Other	100%	100%

Total	100%	100%

The Netherlands plan is funded via an insurance contract. The expected long-term rate reflects the Company’s estimate of the annual return that will be awarded by the insurance company in respect of the participation right inherent in the contract.

Constar estimates that its expected contributions to the Netherlands pension plan for the 2005 fiscal year will aggregate $0.5 million.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year(s) ending:

(a) 2005	$702
(b) 2006	$730
(c) 2007	$760
(d) 2008	$790
(e) 2009	$822
(f) 2010-2014	$4,621

Consolidated amounts recognized in the balance sheet consist of:

	Years Ended December 31,
	2004		2003
	Pension	Post- retirement	Pension	Post- retirement
Current liability	$(7,570)	(455)	$(2,000)	$(800)
Non-current liability	(11,935)	(5,540)	(3,917)	(4,350)
Intangible asset	1,203		1,302
Minimum pension included in Stockholders’ Equity	39,936		29,946

Net amount recognized	$21,634	$(5,995)	$25,331	$(5,150)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of minimum pension liabilities of $13,924 in 2004 and $10,481 in 2003 were also included as a component of accumulated other comprehensive loss.

The weighted average actuarial assumptions for the plans were as follows:

	2004	2003	2002
U.S.
Discount rate	5.75%	6.25%	6.75%
Compensation increase	3.00%	3.00%	3.00%
Long-term rate of return	8.50%	8.50%	9.50%

U.K.
Discount rate	5.25%	6.25%	7.25%
Compensation increase	4.00%	5.50%	5.50%
Long-term rate of return	8.50%	8.50%	9.50%

Netherlands
Discount rate	4.50%	N/A	N/A
Compensation increase	3.50%	N/A	N/A
Long-term rate of return	5.50%	N/A	N/A

The health care accumulated postretirement benefit obligation was determined at December 31, 2004 and 2003 using a health care cost trend rate of 7.0% for both years, decreasing to 4.9% over eight years for both 2004 and 2003. The discount rate was 5.75% for December 31, 2004 and 6.75% for December 2003 and 2002. This plan was closed to new participants as of December 31, 2002. Only employees as of that date that met certain employment experience and were of a certain age will be allowed to receive benefits under this plan at time of retirement. Changing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $883 and the total of service and interest cost by approximately $60. A 1.0% change in the expected rate of return on plan assets would have changed 2004 U.S. pension expense by approximately $508. A 0.5% change in the discount rate would have changed 2004 U.S. pension expense by approximately $526 and 2004 postretirement expense by approximately $60.

Prior to November 21, 2002, Crown sponsored a Savings and Investment Plan and an Employee Stock Purchase Plan that covered substantially all U.S. employees. Since November 21, 2002, Constar has maintained its own like plans. The Company’s contributions to the Savings Investment Plan were $994, $874 and $302 in 2004, 2003 and 2002, respectively.

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

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive approaches. For all public and non-public companies that sponsor one or more plans with more than 100 participants, FAS 106-2 was effective as of the first interim or annual period beginning after June 15, 2004 (third quarter 2004 for the Company). Based upon the review of the Company’s prescription drug plan under the currently issued regulations, the Company concluded that its current plan is not actuarially equivalent to the benefits provided under Medicare Part D. As such the Company’s prescription drug plan will not qualify for the federal subsidy and will not require any change in accounting to conform to the requirements of FAS 106-2.

14.    Other Liabilities

	December 31,
	2004	2003
Postemployment benefits	$1,991	$2,142
Restructuring	1,312	1,167
Asset retirement obligation	691	628
Accrued rent	2,193	74
Other	400	1,556

	$6,587	$5,567

Postemployment benefits consist primarily of disability and severance benefits for U.S. personnel. Accrued rent consists primarily of the additional expense recognized for operating leases on a straight-line basis over the lease term.

15.    Capital Stock

As of December 31, 2004 and 2003, the Company’s authorized capital stock consists of 75 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01. During 2002, the Company issued 15 thousand shares of restricted common stock to certain executives, increasing the number of issued and outstanding shares of common stock to 12.015 million at December 31, 2002. Shares outstanding for all periods presented reflect a 120,000 for one stock split that the Company effected on November 4, 2002.

During 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company, of which 1,500 shares were forfeited, in 2003, and 667 shares were forfeited in 2004. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves price targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date or upon an earlier change of control of the Company, any unvested shares will vest.

During February 2004, an additional 118,000 shares of restricted stock were issued to employees, of which 10,001 have been forfeited in connection with termination of employment. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

In April 2004, the Company granted 15,000 shares of restricted stock to one officer and 3,500 shares of restricted stock to an employee. During August 2004, the Company granted an additional 158,500 shares of

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock to certain other officers. These shares vest in the same manner described above with respect to the 2003 grants, except that the price targets for the officer’s grants are set at $6.00, $9.00 and $12.00 instead of $7.00, $12.00 and $15.00. In August 2004, the Company also granted 5,500 shares to non-employee directors of the Company of which 750 shares were forfeited in 2004. These shares vest one-third per year over three years.

During 2004, 77,671 shares of restricted stock were forfeited and another 33,484 shares were surrendered to satisfy federal income tax obligations. The Company applied 75,172 of the forfeited shares to satisfy awards granted in 2004.

On February 17, 2005, the Company issued 55,205 restricted stock units to certain officers in connection with the Company’s incentive compensation plan for fiscal 2004. When these units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from shares authorized under the 2002 Stock Based Incentive Compensation Plan.

For the years ended December 31, 2004, 2003 and 2002, the Company recorded an expense of approximately $879, $219 and $7, respectively related to the amortization of the vesting period of these grants.

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

There were no shares of preferred stock issued or outstanding at December 31, 2004 or 2003.

16.    Lease Commitments

Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2005	$12,089
2006	9,952
2007	6,516
2008	5,716
2009	6,767
Thereafter	20,683

Net minimum lease payments	$61,723

Rental commitments in 2005 have been reduced by minimum sublease rentals of $30 due in the future under non-cancelable subleases.

Total rental expense was $11,493, $10,244 and $9,217 in 2004, 2003 and 2002, respectively.

Crown is the guarantor or co-obligor of four of Constar’s real property leases, which have total expected future rent payments of approximately $2.6 million.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Other Expense (Income):

	2004	2003	2002
Bad debt expense	$228	$2,198	$660
Property, plant and equipment net write offs	385	2,469
Legal settlement	(25,100)
Royalty income, net	(1,278)	(158)
Restricted stock compensation expense	879	219
Other	(62)	(299)	(110)

	$(24,948)	$4,429	$550

On November 1, 2004, Constar settled its Oxbar® patent infringement action against Continental PET Technologies, Inc. and received $25.1 million proceeds as discussed in Note 22.

18.    Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for 2004, 2003 and 2002:

	2004	2003	2002
Net income before cumulative effect of a change in accounting	$(6,820)	$(220,549)	$14,671
Cumulative effect of a change in accounting			(50,059)

Net income/(loss)	$(6,820)	$(220,549)	$(35,388)

Weighted average shares	12,028	12,000	12,002
Basic and diluted EPS	$(0.57)	$(18.38)	$(2.95)

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

Basic and diluted EPS are the same for the twelve months ended December 31, 2004, 2003 and 2002. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 181,676 and restricted shares outstanding amounted to 467,075 for 2004. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares and the restricted shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

19.    Related Party Transactions

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois, and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2004, 2003 and 2002, the Company paid Crown $1,477, $1,422 and $123, respectively, under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2005 and the current Alsip lease agreement expires on December 31, 2006. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting reporting, tax, information technology, benefits administration, purchasing and logistics. This agreement expired at the end of 2003 and was extended on similar terms (excluding certain services that Constar no longer purchases from Crown), which has since expired and is being renegotiated. The Company

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded an expense of $5,159, $4,864 and $504 during the years ended December 31, 2004, 2003 and 2002, respectively, related to the transition services agreement and had a $266 and $333 payable to Crown at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company purchased approximately $15,888, $13,977 and $1,089 of PET preforms and containers from Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had a net payable to Crown of approximately $597 and $362 related to the SLC Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $3,811, $1,613 and $130 of rings, bands and closures to Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had a net receivable from Crown of approximately $585 and $231 related to the Newark Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Voghera Agreement expired on December 31, 2003, and an extension is being negotiated. Net of resin sales, the Company purchased approximately $3,199, $1,277 and $1717 of PET preforms from Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company had approximately a $15 net receivable due from Crown and approximately a $3,348 net payable to Crown related to the Voghera Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of the Company’s initial public offering, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Faba Agreement expired on December 31, 2003 and an extension is being negotiated. The Company purchased approximately $2,395, $2,418 and $275 of bottles from Crown during the years ended December 31, 2004, 2003 and 2002, respectively. The Company sold approximately $857 and $1,909 of preforms to Crown during the years ended December 31, 2004 and 2003, respectively. The Company had a net receivable from Crown of approximately $170 and $691 related to the Faba Agreement at December 31, 2004 and 2003, respectively.

Concurrently with the completion of our initial public offering, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technologies. For the years ended December 31, 2004, 2003 and 2002, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £284, £315 and £297, respectively, in royalties under this license and had a net payable to Crown of approximately £68 and £41 related to this license agreement at December 31, 2004 and 2003, respectively.

The Company had a Research and Development agreement with two subsidiaries of Crown, CarnaudMetalbox plc and CCK Technologies, which governed Constar’s use of Crown’s Research and Development centers in Alsip, Illinois and Wantage, England. CCK Technologies and CarnaudMetalbox guaranteed access to the services of specific employees at their standard rate. During the third quarter of 2003, the Company ceased outsourcing research and technology to CCK Technologies. The Company incurred costs of approximately $1,071 and $226 related to the Research and Development Agreement during the years ended December 31, 2003 and 2002, respectively. The Company had a net payable to Crown of approximately $13 at December 31, 2003 and none at December 31, 2004.

Concurrently with the completion of our initial public offering, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2004, the Company had an under-funded benefit obligation of approximately $33.6 million under such plans. See Note 13 for Pension and Postretirement disclosures.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with a putative securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, are being advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

20.    Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products. Historically, Constar’s operations were reported through Crown’s Americas and Europe reportable segments.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net customer sales and long-lived assets for the countries in which Constar operated were:

	Years Ended December 31,
	Net Customer Sales			Long-lived Assets
	2004	2003	2002	2004	2003	2002
United States	$621,765	$560,182	$546,085	$146,284	$173,284	$188,982
United Kingdom	120,977	94,497	83,041	31,512	34,294	31,745
Other	97,044	84,978	71,364	16,716	15,538	14,395

	$839,786	$739,657	$700,490	$194,512	$223,116	$235,122

Constar’s financial systems do not produce complete financial information on a product line basis.

21.    Major Customer Sales

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2004, the Company’s top five customers accounted for an aggregate of 60% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 75% of the Company’s sales.

During the same period, purchases by PepsiCo accounted for an aggregate of 30% of the Company’s sales while Coca-Cola accounted for 13%. Other than these two customers, no customer accounted for more than 10% of the Company’s sales in 2004.

22.    Commitments and Contingencies

On November 1, 2004, Constar settled its Oxbar® patent infringement action against Continental PET Technologies, Inc. Constar was paid $25.1 million, which was applied to Constar’s revolving loan facility. In addition, Constar granted Continental PET Technologies, Inc. and its former parent company, Owens-Illinois, Inc., global licenses to multilayer applications of the Oxbar® patents. Constar also settled the related dispute with Chevron Phillips Chemical Company LP. Constar and Rexam have entered into a new license going forward that grants Chevron rights to practice the Oxbar® patents, but not for rigid polyester packages such as PET containers. The original license agreement with Chevron survives only for purposes of a sublicense agreement between Chevron and a third party.

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling and an appeal was filed. Briefing in the Federal Circuit was completed December 15,2004, and argument has been scheduled for April 4, 2005.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United Sates District Court for the Eastern District of Pennsylvania, In re Constar International, Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parkside Capital LLC v. Constar International Inc¸ et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The Company believes the claims in the action are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980-1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. The Company believes the claims are without merit and is aggressively defending against the claims. A trial with respect to one of the plaintiffs, which had been docketed for the fourth quarter of 2004, has been removed from the court’s calendar. A new date has not been scheduled.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Constar has various commitments, totaling $6.5 million, to complete ongoing capital projects and purchase materials and supplies as part of the continuing conduct of business.

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

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on a undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Constar has recorded an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004 there were seven letters of credit outstanding under the Senior Secured Credit Agreement with a total outstanding balance of approximately $5.2 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

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

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plan is administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2004, 74,578 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2004, 15,417 shares were available for future grants.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003:	214,665
Granted	—	$12.00
Exercised	—	—
Forfeited	(32,989)	$12.00

Outstanding at December 31, 2004	181,676	$12.00

The following table summarizes information about the stock options outstanding under the Option Plans as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$12.00	181,676	0.9 years	$12.00	121,105	$12.00

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

During 2003, the Company granted 360,000 shares of restricted stock to certain officers and 7,000 shares of restricted stock to the non-employee directors of the Company, of which 1,500 shares were forfeited in 2003 and 667 shares were forfeited in 2004. One third of the shares granted to non-employee directors will vest on each of the first three anniversaries of the grant date. With respect to the grants made to officers, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date or upon an earlier change of control of the Company, any unvested shares will vest.

During February 2004, an additional 118,000 shares of restricted stock were issued to employees, of which 10,001 have been forfeited in connection with termination of employment. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

In April 2004, the Company granted 15,000 shares of restricted stock to one officer and 3,500 shares of restricted stock to an employee. During August 2004, the Company granted an additional 158,500 shares of restricted stock to certain other officers. These shares vest in the same manner described above with respect to the 2003 grants, except that the price targets for the officer’s grants are set at $6.00, $9.00 and $12.00. In August 2004, the Company also granted 5,500 shares to non-employee directors of the Company of which 750 shares were forfeited in 2004. These shares vest one-third per year over three years.

During 2004, 77,671 shares of restricted stock were forfeited and another 33,484 shares were surrendered to satisfy federal income tax obligations. The Company applied 75,172 of the forfeited shares to satisfy awards granted in 2004.

For the years ended December 31, 2004, 2003 and 2002, the Company recorded an expense of approximately $879, $219 and $7, respectively related to the amortization of the vesting period of these grants.

24.    Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following, net of tax:

	2004	2003
Minimum pension liability	$(26,012)	$(19,465)
Cumulative translation adjustment	5,019	1,165

Total	$(20,993)	$(18,300)

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

26.    Subsequent Event

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 and entered into a new four year $70 million Senior Secured Asset Based Revolving Credit Facility. The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the Revolver Loan, Term B Loan and Second Lien Loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company’s previously issued $175 million 11% Senior Subordinated Notes were not refinanced. See Note 10 for additional information related to the new loan facilities.

27.    Condensed Combining and Consolidating Financial Information

In connection with the initial public offering of Constar’s stock, Constar issued senior subordinated notes that are guaranteed on an unsecured basis by each of Constar’s domestic subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following condensed combining and consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	statements of operations and cash flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, and

•	balance sheets as of December 31, 2004 and December 31, 2003.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$3,369	$5,947	$		$9,316
Intercompany receivable				44,073			(44,073)
Accounts receivable, net				50,879	26,543			77,422
Accounts receivable – affiliate				585	6,309			6,894
Inventories, net				77,841	26,108			103,949
Prepaid expenses and other current assets				16,278	676			16,954

Total current assets				193,025	65,583		(44,073)	214,535

Property plant and equipment, net				146,284	48,228			194,512
Goodwill				148,813				148,813
Investments		436,756		53,950			(490,706)
Other assets		11,323		10,712	382			22,417

Total Assets		$448,079		$552,784	$114,193		$(534,779)	$580,277

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt		$18,248	$		$1,540	$		$19,788
Intercompany payable		35,488			8,585		(44,073)
Accounts payable and accrued liabilities		1,709		83,766	35,943			121,418
Accounts payable – affiliate				814	6,173			6,987
Income taxes payable				1,137	135			1,272

Total current liabilities		55,445		85,717	52,376		(44,073)	149,465

Long-term debt, net of current portion		368,637						368,637
Pension and postretirement liabilities				16,173	1,302			17,475
Deferred income taxes				8,026	3,803			11,829
Other liabilities				6,112	475			6,587

Total liabilities		424,082		116,028	57,956		(44,073)	553,993

Minority interest					2,287			2,287
Stockholders’ equity		23,997		436,756	53,950		(490,706)	23,997

Total Liabilities and Stockholders’ Equity		$448,079		$552,784	$114,193		$(534,779)	$580,277

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the Year ended December 31, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$626,161	$218,021	$		$844,182
Cost of products sold, excluding depreciation			542,021	204,663			746,684
Depreciation			40,318	10,742			51,060

Gross profit			43,822	2,616			46,438

Operating expenses:
Selling and administrative expenses			24,890	3,217			28,107
Research and technology expenses			4,920	805			5,725
Interest expense, net		39,005		793			39,798
Foreign exchange adjustments			386	(324)			62
Provision for restructuring and asset impairment			1,095				1,095
Other expenses, net			(25,065)	117			(24,948)

Total operating expenses		39,005	6,226	4,608			49,839

Income (loss) before taxes		(39,005)	37,596	(1,992)			(3,401)

Benefit (provision) for income taxes			(3,704)	287			(3,417)
Equity earnings		32,185	(1,707)			(30,478)
Minority interest				(2)			(2)

Net income (loss)		$(6,820)	$32,185	$(1,707)		$(30,478)	$(6,820)

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

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations		Total Company
Cash flows from operating activities
Net (loss) income	$(6,820)	$32,185	$(1,707)		(30,478)	$(6,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,273	40,314	10,746			53,333
Provisions for restructuring and asset impairments		1,095				1,095
Earned compensation on restricted stock		879				879
Write down of fixed assets and property dispositions		713	(103)			610
Deferred income taxes		3,453	(706)			2,747

Equity earnings	(32,185)	1,707			30,478

Change in assets and liabilities, net:
Receivables		(10,317)	(4,898)			(15,215)
Inventory		(18,698)	(1,304)			(20,002)
Trade payable related party, net		(3,332)	5,484			2,152
Accounts payable and accrued liabilities	(114)	6,513	(2,836)			3,563
Other, net		3,358	2,393			5,751

Net cash provided by (used in) operating activities	(36,846)	57,870	7,069			28,093

Cash flows from investing activities
Purchases of property, plant and equipment, net		(14,009)	(8,145)			(22,154)
Proceeds from sale of property, plant and equipment		150	139			289

Net cash used in investing activities		(13,859)	(8,006)			(21,865)

Cash flows from financing activities
Repayment of Revolver Loan	(120,000)					(120,000)
Proceeds from Revolver Loan	112,000					112,000
Repayment of Term B Loan	(1,248)					(1,248)
Change in outstanding cash overdrafts		(4,614)				(4,614)
Net change in Constar intercompany loans	46,094	(42,592)	(3,502)

Net cash provided by (used in) financing activities	36,846	(47,206)	(3,502)			(13,862)

Effect of exchange rate changes on cash and cash equivalents			472			472

Net change in cash and cash equivalents		(3,195)	(3,967)			(7,162)
Cash and cash equivalents at beginning of period		6,564	9,914			16,478

Cash and cash equivalents at end of period	$—	$3,369	$5,947	$		$9,316

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2003

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(220,549)	$(199,010)	$1,997	$197,013	$(220,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	1,659	46,315	9,517		57,491
Provisions for restructuring and asset impairments		11,557			11,557
Write off of deferred financing costs	751				751
Write off of fixed assets		2,674			2,674
Deferred income taxes		(12,106)	31		(12,075)
Equity earnings	199,010	(1,997)		(197,013)

Change in assets and liabilities, net:
Receivables		(1,885)	(6,179)		(8,064)
Inventory		9,770	(3,692)		6,078
Accounts payable and accrued liabilities		8,847	5,465		14,312
Other, net	2,701	(4,471)	(8,416)		(10,186)

Net cash provided by (used in) operating activities	(16,428)	42,694	(1,277)	—	24,989

Cash flows from investing activities
Purchases of property, plant and equipment, net		(42,264)	(4,803)		(47,067)
Acquisition of a business		(4,000)			(4,000)
Proceeds from sale of property, plant and equipment		14	113		127

Net cash used in investing activities	—	(46,250)	(4,690)	—	(50,940)

Cash flows from financing activities
Repayment of Revolver Loan	(30,000)				(30,000)
Proceeds from Second Lien Loan	75,000				75,000
Repayment of Term B Loan	(26,437)				(26,437)
Proceeds from other debt			1,547		1,547
Costs associated with debt financing	(4,102)				(4,102)
Change in outstanding cash overdrafts		5,514			5,514
Net change in Constar intercompany loans	1,967	(5,552)	3,585
Intercompany dividends paid		1,252	(1,252)
Minority dividends paid			(1,024)		(1,024)

Net cash provided by (used in) financing activities	16,428	1,214	2,856	—	20,498

Effect of exchange rate changes on cash and cash equivalents			1,018		1,018

Net change in cash and cash equivalents	—	(2,342)	(2,093)	—	(4,435)
Cash and cash equivalents at beginning of period	—	8,906	12,007		20,913

Cash and cash equivalents at end of period	$—	$6,564	$9,914	$—	$16,478

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2002

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(35,388)	$(31,948)	$(52,899)	$84,847	$(35,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		46,334	9,529		55,863
Deferred income taxes		(5,146)	(124)		(5,270)
Equity earnings	(18,111)	2,840		15,271
Cumulative effect of a change in accounting	50,059	50,059	50,059	(100,118)	50,059

Change in assets and liabilities, net:
Receivables		2,331	(1,516)		815
Inventory		(14,983)	445		(14,538)
Trade payable - affiliate, net		1,249			1,249
Accounts payable and accrued liabilities		(1,279)	1,165		(114)
Other, net	2,696	8,936	(1,822)		9,810

Net cash provided by (used in) operating activities	(744)	58,393	4,837	—	62,486

Cash flows from investing activities
Purchases of property, plant and equipment, net		(26,103)	(3,860)		(29,963)
Proceeds from sale of property, plant and equipment		367	366		733

Net cash used in investing activities	—	(25,736)	(3,494)	—	(29,230)

Cash flows from financing activities
Net change in long-term balances due to affiliates		(27,298)	(9,406)		(36,704)
Capital contributions			8,701		8,701
Proceeds from issuance of senior subordinated debt	172,392				172,392
Proceeds from Revolver Loan	55,000				55,000
Proceeds from Term B loan	150,000				150,000
Repayment of Term B loan	(375)				(375)
Dividends paid to Crown and its affiliates	(350,000)		(1,673)		(351,673)
Costs associated with initial public offering and debt financing	(13,700)				(13,700)
Change in outstanding cash overdrafts		815			815
Net change in Constar intercompany loans	(12,573)	2,701	9,872		—
Minority dividends paid			(1,367)		(1,367)

Net cash provided by (used in) financing activities	744	(23,782)	6,127	—	(16,911)

Effect of exchange rate changes on cash and cash equivalents			814		814

Net change in cash and cash equivalents	—	8,875	8,284	—	17,159
Cash and cash equivalents at beginning of period	—	31	3,723		3,754

Cash and cash equivalents at end of period	—	$8,906	$12,007	$—	$20,913

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Quarterly Data (unaudited)

	2004
	First	Second	Third	Fourth
Net sales	$191,738	$226,084	$224,530	$201,830
Gross profit	9,400	13,895	12,953	10,190
Net income (loss)	(8,912)	(3,886)	(5,474)	11,452

Per share data:

Basic:
Net income (loss)	$(0.74)	$(0.32)	$(0.45)	$0.95

Diluted:
Net income (loss)	$(0.74)	$(0.32)	$(0.45)	$0.92

Weighted average shares outstanding – basic	12,000	12,000	12,036	12,017
Weighted average shares outstanding – diluted	12,000	12,000	12,036	12,512

	2003
	First	Second	Third	Fourth
Net sales	$168,791	$203,434	$198,900	$171,164
Gross profit	12,057	8,509	4,778	3,588
Net loss	(1,831)	(186,978)	(19,617)	(12,123)

Per share data:

Net loss basic and diluted	$(0.15)	$(15.58)	$(1.63)	$(1.01)
Weighted average shares outstanding – basic	12,000	12,000	12,000	12,000
Weighted average shares outstanding – diluted	12,000	12,000	12,000	12,000

1.	The fourth quarter of 2004 includes a pre-tax charge of $1.9 million for operating lease costs related to prior periods.

*	The total of the quarterly data does not equal the annual results presented in the Combined and Consolidated Statements of Operations as a result of rounding.

CONSTAR INTERNATIONAL INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

29.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents:    The carrying amount approximates fair value because of the short maturity of these instruments.

Term B Loan, Revolver Loan and Second Lien Loan:    The carrying amount approximates fair value because interest payments are based on floating rates.

Senior Subordinated Notes:    Fair value is estimated based on quoted market values of the instruments.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	9,316	9,316	16,478	16,478
Term B Loan	121,941	121,941	123,188	123,188
Revolver Loan	17,000	17,000	25,000	25,000
Second Lien Loan	75,000	75,000	75,000	75,000
Senior Subordinated Notes	172,944	181,563	172,683	147,875

Schedule II – Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2004
Trade accounts receivable	$2,970	$351	$(925)	$2,396
Inventory	918	420	(891)	447
Deferred tax assets	5,518	4,674	—	10,192

For the Year Ended December 31, 2003
Trade accounts receivable	941	2,198	(169)	2,970
Inventory	262	1,003	(347)	918
Deferred tax assets	135	5,383	—	5,518

For the Year Ended December 31, 2002
Trade accounts receivable	335	660	(54)	941
Inventory	385	746	(869)	262
Deferred tax assets	0	135	—	135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2004, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The company has completed its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB) and has concluded that the company’s system of internal controls was effective as of December 31, 2004 (see page 41).

Changes in Internal Controls over Financial Reporting

The Company’s CEO and CFO, together with management, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of 2004. Based on that evaluation, management concluded that there has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud within the Company have been detected. These inherent limitations include the realities of faulty judgment in decision making and human error. The design of any system of controls is based in part on certain assumptions about the likelihood of future events; there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a decreased level of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

1.1	Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

1.2	Underwriting Agreement, dated November 15, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc., the Subsidiary Guarantors and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.4	Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to exhibit 4.1 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.5	Supplemental Indenture, dated as of February 11, 2005, among Constar International UK Ltd, Constar International Inc., the Note Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 20, 2002, relating to the Companies 11% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Companies Current report on Form 8-K filed on February 17, 2005)

4.6	Registration Rights Agreement, dated as of February 11, 2005 among Constar International Inc., the Guarantors party thereto, and the initial purchasers named therein (incorporated by reference to exhibit 4.3 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.7	U. S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.8	Access, Use and Interceditor Agreement, dated as of February 11, 2005, by and among Citicorp USA Inc., as Administrative Agent for the Revolving Secured Parties (as defined), Citibank N.A., London Branch, as Security Trustee for the Revolving Secured Parties, The Bank of New York, as Trustee, for the First Mortgage Secured Parties, (incorporated by reference to exhibit 4.5 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.9	Debenture, dated as of February 11, 2005, between Constar International UK Ltd, as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to exhibit 4.6 of the Company’s current report on Form 8-K, filed on February 17, 2005)

10.1	Services Agreement, dated as of January 1, 2004, by and between Constar International Inc. and Crown Cork & Seal Company, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Corporate Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.3	Non-Competition Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.4	Technical Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.5	Salt Lake City PET Products Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.6	Newark Component Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.7	Registration Rights Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.8	Settlement Agreement dated October 31, 2004 between Constar International Inc. and Continental PET Technologies Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004)

10.9	License and Royalty Sharing Agreement, dated as of November 20, 2002, between Constar International Inc. and Crown Cork & Seal Technologies Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.10	Benefits Allocation Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 30, 2004).†

10.11	Voghera PET Preform Supply and Lease of Related Assets Agreement, dated as of November 12, 2002, by and among Crown Cork Italy S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.12	Faba Supply Agreement, dated as of November 12, 2002, by and among Faba Sirma S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.13	Tax Sharing and Indemnification Agreement, dated as of November 20, 2002, by and among Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.14	Lease Agreement, dated as of January 1, 2005, by and between Crown Cork & Seal Company Inc. and Constar, Inc.

10.15	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).†

10.15a	Amendment, dated October 6, 2004, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.18	Lease Agreement, dated as of January 1, 2004, by and between Crown Packaging Technology Inc. and Constar, Inc.

10.19	Closures Patent License Agreement between Crown Cork & Seal Technologies Corporation and Constar International UK Limited (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19a	Amendment No.1 to License Agreement, dated as of November 10, 2003, between Crown Cork & Seal Corporation and Constar International UK Limited. (incorporated by reference to Exhibit 10.19a filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Amended and Restated Purchase Agreement, dated as of February 3, 2005, among Constar International Inc., Citicorp Global Markets Inc. and, Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2005).

10.21	Constar International Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.22	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan. (incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.23	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.24	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.25	Reserved

10.26	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.27	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.28	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.29	Credit Agreement, dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.29a	Amendment No. 1, dated as of March 11, 2005, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citigroup USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2005).

10.30	Pledge and Security Agreement, dated as of February 11, 2005, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.31	Security Trust Deed, dated as of February 11, 2005, among Constar International UK Ltd., Citicorp USA, Inc., Citicorp North America, Inc., Citibank, N.A. and Citibank, N.A. London Branch, as Trustee for the Secured Parties (as defined) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.32	Debenture, dated as of February 11, 2005, between Constar International UK Ltd., Citibank, N.A. London Branch, as Trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.33	Executive Employment Agreement, dated as of July 21, 2003 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.34	Agreement, dated December 1, 2003 between Constar International Inc. and Jerry Hatfield (incorporated by reference to Exhibit 10.38 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.35	Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.36	Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004).*

10.37	Executive Employment Agreement, dated as of August 13, 2004 by and between Constar International Inc. and William S. Rymer (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2004).*

10.38	Description of 2005 base salaries and target bonus levels for named Execute Officers (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K/1A filed on March 10, 2005).*

21.1	Subsidiaries of Constar International Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
†	Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 31, 2005	By:	/s/ WILLIAM S. RYMER
William S. Rymer Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ WILLIAM S. RYMER William S. Rymer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2005

/s/ JAMES A. LEWIS James A. Lewis	Director	March 31, 2005

/s/ WILLIAM G. LITTLE William G. Little	Director	March 31, 2005

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 31, 2005

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 31, 2005

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 31, 2005

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 31, 2005