Form 10-Q
period 2005-03-31
CONSTAR INTERNATIONAL INC
filed 2005-05-10
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

As of May 10, 2005, 12,560,103 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$14,360	$9,316
Accounts receivable, net (Note 3)	101,561	84,316
Inventories, net (Note 4)	124,803	103,949
Prepaid expenses and other current assets	17,650	16,954

Total current assets	258,374	214,535

Property plant and equipment, net	191,767	194,512
Goodwill	148,813	148,813
Other assets	22,099	22,417

Total assets	$621,053	$580,277

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt (Note 5)	$18,800	$19,788
Accounts payable and accrued liabilities	166,702	128,405
Income taxes payable	1,033	1,272

Total current liabilities	186,535	149,465

Long-term debt, net of current portion (Note 5)	393,008	368,637
Pension and post-retirement liabilities	18,683	17,475
Deferred income taxes	11,130	11,829
Other liabilities	6,687	6,587

Total liabilities	616,043	553,993

Minority interests	2,296	2,287

Commitments and contingent liabilities (Note 11)
Stockholders’ equity	2,714	23,997

Total liabilities and stockholders’ equity	$621,053	$580,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004
Net customer sales	$220,245	$190,745
Net affiliate sales	1,034	993

Net sales	221,279	191,738
Cost of products sold, excluding depreciation	203,607	169,440
Depreciation	11,301	12,898

Gross profit	6,371	9,400

Operating expenses
Selling and administrative expenses	5,342	6,277
Research and technology expenses	1,819	1,374
Write off of deferred financing costs and other fees	10,025	—
Interest expense	9,645	9,982
Foreign exchange adjustments	211	46
Provision for restructuring	59	—
Other (income) expenses, net	(169)	754

Total operating expenses	26,932	18,433

Loss before taxes and minority interest	(20,561)	(9,033)
Benefit for income taxes	522	116
Minority interests	(9)	5

Net loss	$(20,048)	$(8,912)

Per common share data:
Basic and Diluted:
Net loss	$(1.65)	$(0.74)

Weighted Average Shares Outstanding:
Basic and Diluted	12,119	12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(20,048)	$(8,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,797	13,674
Earned compensation on restricted stock	181	168
Write off of deferred financing costs	6,556	—
Deferred income taxes	(790)	102
Change in other assets and liabilities, net	367	(3,023)

Net cash (used in) provided by operating activities	(1,937)	2,009

Cash flows from investing activities
Purchases of property, plant and equipment	(8,603)	(9,095)
Proceeds from sale of property, plant and equipment	554	26

Net cash used in investing activities	(8,049)	(9,069)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000	—
Repayment of term loan	(121,941)	(312)
Proceeds from Revolver Loan	146,000	15,000
Repayment of Revolver Loan	(145,782)	—
Repayment of second lien loan	(75,000)	—
Change in outstanding overdrafts	2,657	(3,292)
Costs associated with debt refinancing	(10,774)	—
Other financing activities	24	—

Net cash provided by financing activities	15,184	11,396

Effect of exchange rate changes on cash and cash equivalents	(154)	135

Net change in cash and cash equivalents	5,044	4,471
Cash and cash equivalents at beginning of period	9,316	16,478

Cash and cash equivalents at end of period	$14,360	$20,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive (Loss)	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total
Balance, December 31, 2004		$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997
Net loss	$(20,048)						(20,048)	(20,048)
Translation adjustments	(1,356)			(1,356)				(1,356)

Comprehensive loss	$(21,404)

Issuance of restricted stock, net			22		(82)			(60)
Earned compensation on restricted stock						181		181

Balance, March 31, 2005		$125	$276,425	$(22,349)	$(292)	$(2,103)	$(249,092)	$2,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All dollar amounts in thousands unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Constar International Inc. (“Constar” or the “Company”) in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods indicated. These results have been determined on the basis of generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this interpretation are effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year-end companies.) The Company does not expect that the initial adoption of this interpretation will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation.” The amended SFAS No. 123 supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, SFAS No. 123 clarifies guidance in several areas including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The provisions of this statement are effective beginning the first annual reporting period that begins after June 15, 2005. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest soon after the effective date. Stock options awarded after the effective date will be accounted for in accordance with SFAS No. 123 and may have a material impact on the Company’s results of operations or financial position.

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

In October 2004, the American Job Creation Act of 2004 (AJCA) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. Constar has evaluated the new §965 elements of the AJCA and as a result of the Company’s Net Operating Loss (NOL) carry forward and expectations to continue to generate NOL’s into the foreseeable future, the Company does not expect to repatriate any foreign dividends in accordance with the AJCA. Constar evaluated the impact of the Qualified Domestic Production Deduction provision (§199 elements) of the AJCA and believes the 2005 impact will be immaterial. Constar will continue to evaluate the provisions of the AJCA and its impact on the Company on a going forward basis.

3. Accounts Receivable

	March 31, 2005	December 31, 2004
Trade and notes receivable	$96,134	$79,614
Less: allowance for doubtful accounts	(2,643)	(2,396)

Net trade receivables	93,491	77,218
Value added taxes recoverable	5,763	5,958
Miscellaneous receivables	2,307	1,140

	$101,561	$84,316

4. Inventories

	March 31, 2005	December 31, 2004
Finished goods	$82,730	$68,366
Raw materials and supplies	42,073	35,583

Total	$124,803	$103,949

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $711 and $447 as of March 31, 2005 and December 31, 2004, respectively.

5. Debt

A summary of short-term and long-term debt follows:

	March 31, 2005	December 31, 2004
Short-term
Revolver loan	$17,218	$17,000
Term loan	—	1,248
Other	1,582	1,540

Total	$18,800	$19,788

Long-term
Term loan	—	120,693
Senior Notes	220,000	—
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,992)	(2,056)
Second lien loan	—	75,000

Total	$393,008	$368,637

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70 million Senior Secured Asset Based Revolving Credit Facility (“New Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expenses during the first quarter ended March 31, 2005. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the former revolver loan facility, term loan and second lien loan. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest costs and created less restrictive financial covenants. The Company’s previously issued $175 million 11% Senior Subordinated Notes (“Subordinated Notes”) were not refinanced.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per year. Interest on the notes is reset quarterly. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at 11%. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. In addition, prior to December 1, 2005, the Company may redeem up to 35% of the Subordinated Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (i) $70 million or (ii) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire revolving loan facility. As of March 31, 2005, the Company had borrowings under the New Revolver Loan of $17.2 million and available credit of $48.4 million. Based on the March 31, 2005 balance sheet, the Company’s borrowing base was approximately $102.5 million.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the New Revolver Loan. The Company also pays fees on any letters of credit outstanding under the New Revolver Loan. The New Revolver Loan initially bears interest at a rate equal to a Base Rate plus 1.25% or LIBOR plus 2.25%, and after the delivery of financial statements for the fiscal quarter ending June 30, 2005, a Base Rate plus a margin ranging from 1.0% to 1.5% or LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the New Revolver Loan.

Under the New Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The New Revolver Loan also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the New Revolver Loan and the indentures governing the Senior Notes and the Subordinated Notes.

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures of $45.0 million for 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

The negative covenants contained in the Company’s new credit facility limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

At March 31, 2005, there was $220.0 million outstanding on the Senior Notes, $175 million on the Subordinated Notes, $17.2 million outstanding on the New Revolver Loan and $4.4 million outstanding under letters of credit. In addition, the Company had $14.4 million of cash and cash equivalents on hand as well as $48.4 million of availability under the Revolver Loan.

6. Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and as of March 31, 2004 all employees have been terminated. A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31,2004	$2,581	$10	$2,591
Charges to income	59	—	59
Payments	(418)	(10)	(428)

Balance at March 31, 2005	$2,222	$—	$2,222

During the three months ended March 31, 2005, the Company recognized a $59 thousand restructuring charge related to period costs associated with the two closed facilities. The balance in the restructuring reserves at March 31, 2005 represents the expected lease costs and other exit costs which are expected to be paid over the next two years. The short-term portion of the restructuring balance, which is expected to be paid over the next twelve months is $1.19 million and is reported in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The expected long-term portion of the restructuring balance is $1.0 million and is reported in Other Liabilities on the Condensed Consolidated Balance Sheets.

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents the expected lease costs and other exit costs for the closed facilities associated with the 1997 restructuring initiative, was $963 and $1.1 million as of March 31, 2005 and December 31, 2004, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2005.

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

The Company did not record compensation expense related to its stock option plan for the period ending March 31, 2005 because grants were at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS No. 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	Three Months Ended March 2005	Three Months Ended March 2004
Net loss
As reported	$(20,048)	$(8,912)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	117	109
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards, net of related tax effects	(145)	(153)

Pro forma	$(20,076)	$(8,956)

Basic ad Diluted loss per share
As reported	$(1.65)	$(0.74)
Pro forma	$(1.66)	$(0.75)

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

For the periods ending March 31, 2005 and 2004, the Company recorded an expense of approximately $181 and $168 respectively, related to the amortization of the deferred compensation over the vesting period of the grants made under the Company’s compensation plan.

8. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss	$(20,048)	$(8,912)

Weighted average shares outstanding:
Basic and diluted	12,119	12,000

Basic and diluted loss per share:
Net loss	$(1.65)	$(0.74)

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

Common shares contingently issuable upon the exercise of outstanding stock options amounted to 179,948 and restricted shares outstanding amounted to 431,677 for the three months ended March 31, 2005. Since the exercise prices of the then-outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$801	$—	$506	$11
Interest cost	1,219	102	1,035	113
Expected return on plan assets	(1,330)	—	(1,176)	—
Amortization of net loss	839	194	626	196
Amortization of prior service cost	38	(49)	38	(48)

Total pension and postretirement expense	$1,567	$247	$1,029	$272

Constar estimates that its expected contribution to its pension plans for the 2005 fiscal year is $8.5 million of which $0.5 million was paid during the first quarter ended March 31, 2005.

10. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended March 31
	2005	2004
United States	$169,447	$140,770
United Kingdom	27,896	25,768
Other	22,902	24,207

	$220,245	$190,745

11. Commitments and Contingencies

Constar is also one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants include many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling and an appeal was filed. Briefing in the Federal Circuit was completed December 15, 2004, and argument was held on April 4, 2005.

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

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980-1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. The Company believes the claims are without merit and is aggressively defending against the claims

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

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

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on a undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Constar has recorded an accrual of $172 for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

As of March 31, 2005 there were seven letters of credit outstanding under the New Revolver Loan with a total outstanding balance of approximately $4.4 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

12. Income Taxes

During the first quarter of 2005, the Company recorded a valuation allowance of $6.6 million to cover the net operating losses being generated in the U.S. during fiscal 2005. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

13. Condensed Consolidating Financial Information

As discussed in Note 5, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the New Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of March 31, 2005 and December 31, 2004;

•	Statements of operations for the three months ended March 31, 2005 and March 31, 2004; and

•	Statements of cash flows for the three months ended March 31, 2005 and March 31, 2004.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2005

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$7,825	$6,535	$		$14,360
Intercompany receivable				42,986	1,556		(44,542)	—
Accounts receivable, net				82,386	19,175			101,561
Inventories, net				109,937	14,866			124,803
Prepaid expenses and other current assets				16,466	1,184			17,650

Total current assets				259,600	43,316		(44,542)	258,374

Property Plant and Equipment, net				176,041	15,726			191,767
Goodwill				148,813				148,813
Investments		448,390		22,450			(470,840)	—
Other Assets		11,576		10,506	17			22,099

Total assets		$459,966		$617,410	$59,059		$(515,382)	$621,053

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt		$17,218	$		$1,582	$		$18,800
Intercompany payable		38,640		1,976	3,926		(44,542)	—
Accounts payable and accrued liabilities		8,386		131,674	26,642			166,702
Income taxes payable				1,116	(83)			1,033

Total current liabilities		64,244		134,766	32,067		(44,542)	186,535

Long-term debt, net of current portion		393,008						393,008
Pension and post-retirement liabilities				18,668	15			18,683
Deferred income taxes				9,320	1,810			11,130
Other liabilities				6,266	421			6,687

Total liabilities		457,252		169,020	34,313		(44,542)	616,043

Minority interest					2,296			2,296
Stockholders’ equity		2,714		448,390	22,450		(470,840)	2,714

Total liabilities and stockholders’ equity		$459,966		$617,410	$59,059		$(515,382)	$621,053

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current Assets
Cash and cash equivalents	$			$6,791	$2,525	$		$9,316
Intercompany receivable				38,173	1,263		(39,436)	—
Accounts receivable, net				67,252	17,064			84,316
Inventories, net				92,354	11,595			103,949
Prepaid expenses and other current assets				16,322	632			16,954

Total current assets				220,892	33,079		(39,436)	214,535

Property plant and equipment, net				177,796	16,716			194,512
Goodwill				148,813				148,813
Investments		436,756		23,694			(460,450)	—
Other assets		11,323		11,093	1			22,417

Total assets		$448,079		$582,288	$49,796		$(499,886)	$580,277

Liabilities and Stockholders Equity
Current liabilities
Short-term debt		$18,248	$		$1,540	$		$19,788
Intercompany payable		35,488		439	3,509		(39,436)	—
Accounts payable and accrued liabilities		1,709		110,476	16,220			128,405
Income taxes payable				1,141	131			1,272

Total current liabilities		55,445		112,056	21,400		(39,436)	149,465

Long-term debt, net of current portion		368,637						368,637
Pension and post-retirement liabilities				17,460	15			17,475
Deferred income taxes				9,826	2,003			11,829
Other liabilities				6,190	397			6,587

Total liabilities		424,082		145,532	23,815		(39,436)	553,993

Minority interest					2,287			2,287
Stockholders’ equity		23,997		436,756	23,694		(460,450)	23,997

Total liabilities and stockholders’ equity		$448,079		$582,288	$49,796		$(499,886)	$580,277

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$198,378	$22,901	$		$221,279
Cost of products sold, excluding depreciation			181,621	21,986			203,607
Depreciation			10,501	800			11,301

Gross profit			6,256	115			6,371
Selling and administrative expenses			4,870	472			5,342
Research and technology expenses			1,819				1,819
Write off of deferred financing costs		10,025					10,025
Interest expense		9,474	146	25			9,645
Foreign exchange adjustments			75	136			211
Other expenses, net			(113)	3			(110)

Loss before taxes		(19,499)	(541)	(521)			(20,561)
Benefit (provision) for income taxes			358	164			522
Equity earnings		(549)	(366)			915	—
Minority interest				(9)			(9)

Net income (loss)		$(20,048)	$(549)	$(366)		$915	$(20,048)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$167,531	$24,207	$		$191,738
Cost of products sold, excluding depreciation			147,510	21,930			169,440
Depreciation			12,020	878			12,898

Gross profit			8,001	1,399			9,400
Selling and administrative expenses			5,824	453			6,277
Research and technology expenses			1,374				1,374
Interest expense		9,804	132	46			9,982
Foreign exchange adjustments				46			46
Other expenses, net			281	473			754

Income (loss) before taxes		(9,804)	390	381			(9,033)
Benefit (provision) for income taxes			263	(147)			116
Equity earnings		892	239			(1,131)	—
Minority interest				5			5

Net income (loss)		$(8,912)	$892	$239		$(1,131)	$(8,912)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(20,048)	$(549)	$(366)	$915	$(20,048)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	496	10,501	800		11,797
Earned compensation on restricted stock		181			181
Write off of deferred financing costs	6,556				6,556
Deferred income taxes		(597)	(193)		(790)
Equity earnings	549	366		(915)	—
Change in assets and liabilities, net	(3,208)	(481)	4,056		367

Net cash (used in) provided by operating activities	(15,655)	9,421	4,297	—	(1,937)

Cash flows from investing activities
Purchases of property, plant and equipment, net		(8,199)	(404)		(8,603)
Proceeds from sale of property, plant and equipment		554			554

Net cash used in investing activities		(7,645)	(404)		(8,049)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000				220,000
Repayment of term loan	(121,941)				(121,941)
Proceeds from Revolver Loan	146,000				146,000
Repayment of Revolver Loan	(145,782)				(145,782)
Repayment of second lien loan	(75,000)				(75,000)
Costs associated with debt refinancing	(10,774)				(10,774)
Change in outstanding cash overdrafts		2,657			2,657
Net change in Constar intercompany loans	3,152	(3,336)	184		—
Other financing activities, net		(18)	42		24

Net cash provided by (used in) financing activities	15,655	(697)	226		15,184

Effect of exchange rate changes on cash and cash equivalents		(45)	(109)		(154)

Net change in cash and cash equivalents	—	1,034	4,010		5,044
Cash and cash equivalents at beginning of period		6,791	2,525		9,316

Cash and cash equivalents at end of period	$—	$7,825	$6,535	$—	$14,360

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(8,912)	$892	$239	$(1,131)	$(8,912)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	776	12,020	878		13,674
Earned compensation on restricted stock		168			168
Deferred income taxes			102		102
Equity earnings	(892)	(239)		1,131
Change in assets and liabilities, net	4,671	(7,156)	(538)		(3,023)

Net cash (used in) provided by operating activities	(4,357)	5,685	681	—	2,009

Cash flows from investing activities
Purchases of property, plant and equipment, net		(6,838)	(2,257)		(9,095)
Proceeds from sale of property, plant and equipment		26			26

Net cash used in investing activities		(6,812)	(2,257)		(9,069)

Cash flows from financing activities
Proceeds from Revolver Loan	15,000				15,000
Repayment of Term B Loan	(312)				(312)
Change in outstanding cash overdrafts		(3,292)			(3,292)
Net change in Constar intercompany loans	(10,331)	8,696	1,635

Net cash provided by financing activities	4,357	5,404	1,635		11,396

Effect of exchange rate changes on cash and cash equivalents		203	(68)		135

Net change in cash and cash equivalents	—	4,480	(9)	—	4,471
Cash and cash equivalents at beginning of period		12,319	4,159		16,478

Cash and cash equivalents at end of period	$—	$16,799	$4,150	$—	$20,949

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 77% of the Company’s first quarter revenues were generated in the United States with the remainder attributable to its European operations. During the first quarter of 2005, one customer accounted for approximately 31% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 78% of the Company’s consolidated revenues. Approximately 78% of the Company’s 2005 sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. The Company does not expect appreciable growth in the carbonated soft drink market in the near term.

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

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions averaging approximately $6 million to $16 million for each year between 2005 and 2007, with the most significant reductions scheduled to take place in 2005. The Company is currently engaged in negotiations with certain customers regarding amendments to their contracts which may include price reductions in addition to the range stated above. Constar is currently attempting to improve its margins by improving customer and product mix, maximizing utilization rates, updating existing facilities and investing in cost reduction and efficiency improvements. If the Company is unsuccessful in its efforts to reduce costs and improve efficiencies, its ability to maintain its current operating margins will be adversely affected. Constar has recently operated at high utilization rates, however the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved.

The primary raw material and component cost of the Company’s products is PET resin which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of oil and gas prices, overseas markets, PET production capacity and seasonal demand. The price of resin has been increasing dramatically due to increases in the price of petrochemical products. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain PET resin on favorable terms. However, higher resin prices may impact the Company’s sales where customers have a choice between PET and other forms of packaging.

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

Substantially all of the Company’s sales are made under contracts that allow for the pass through of changes in the price of PET resin. An industry index that monitors PET resin price movement and which is used for the resin pass-through mechanisms of customer agreements representing approximately 25% of the Company’s net sales made a significant “non-market adjustment” in its January 2005 report to re-set its index basis. Because this adjustment does not reflect changes in current resin costs, Constar believes it should not result in a decrease in its resin prices as reflected in the pass-through provisions in its customer contracts that use this index. The Company has discussed this matter with affected customers and most of them have agreed not to reflect this adjustment. To the extent that any customers insist that the non-market adjustment should result in decreased prices, Constar may have to make some price concession to the customer or pursue legal proceedings to enforce Constar’s view. If Constar is required to reflect this adjustment in affected customer contracts, it will adversely affect the Company’s sales and margins insofar as its resin costs will not have decreased correspondingly.

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

In order to capture economies of scale, the Company favors large plants located within a few hours’ driving distance of the major markets that it services. Normally, this proximity helps the Company to minimize freight costs. However, in order to meet its customers’ requirements, the Company must sometimes manufacture products at a plant that is not its closest plant to the necessary delivery location. Constar’s contracts typically would require it to bear the resulting added freight costs. These “out of territory” freight costs tend to peak during the second and third quarters, when the Company’s customers’ requirements are at their highest. In addition, any general increase in freight rates may impact the Company’s margins to the extent that its contracts do not permit it to pass the increase through to its customers.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the New Revolver Loan. The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the revolving loan and two term loans. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company’s previously issued $175 million of publicly held senior subordinated notes were not refinanced. The New Revolver Loan is limited to a borrowing base calculated based on eligible accounts receivable and inventory. The New Revolver Loan contains customary affirmative, financial and negative covenants relating to its operations and its financial condition. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures.

The Company is highly leveraged. As of March 31, 2005, the Company’s debt structure consisted of the $70 million New Revolver Loan, $220 million of Senior Notes and $175 million of Subordinated Notes. As of March 31, 2005, the Company had $17.2 million borrowed under the New Revolver Loan, $4.4 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the first quarter ended March 31, 2005 was $9.6 million. The Company was in compliance with the financial covenants of these debt instruments at March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net Sales (dollars in millions)

	March 31, 2005	March 31, 2004	Increase (Decrease)
United States	$170.5	$141.8	20.2%
Europe	50.8	49.9	1.8%

Total	$221.3	$191.7	15.4%

Net sales increased by $29.6 million, or 15.4%, to $221.3 million in the first quarter of 2005 from $191.7 million in the first quarter of 2004. In the U.S., net sales increased $28.7 million, or 20.2%, to $170.5 million in the first quarter of 2005 from $141.8 million in the first quarter of 2004. In Europe, net sales increased $0.9 million, or 1.8%, to $50.8 million in the first quarter of 2005 from $49.9 million in the first quarter of 2004. Net sales in the U.S. accounted for 77.0% of net sales in the first quarter of 2005 compared to 74.0% of net sales in the first quarter of 2004.

In the U.S., the increase in net sales in the first quarter of 2005 from the first quarter of 2004 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. These increases were partly offset by price concessions that were given in exchange for additional volume and contract extensions.

In Europe, the increase in net sales in the first quarter of 2005 compared to the first quarter of 2004 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold.

Gross Profit

Gross profit decreased $3.0 million, or 32.2%, to $6.4 million in the first quarter of 2005 from $9.4 million in the first quarter of 2004. Gross profit decreased as a result of price concessions implemented to extend key contracts and meet competitive pricing, decrease in European volumes and increased transportation and utility costs. The reductions were partially offset by an increase in unit sales and a related increase in manufacturing efficiencies in the U.S.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $0.9 million, or 14.9%, to $5.3 million in the first quarter of 2005 from $6.3 million in the first quarter of 2004. The decrease primarily relates to a reduction in costs associated with litigation expenses and incentive compensation charges.

Research and Technology Expenses

Research and technology expenses were $1.8 million in the first quarter of 2005 compared to $1.4 million in the first quarter of 2004. The increase in expenses relate to additional spending for the Company’s proprietary technologies.

Write off of Deferred Financing Costs and Other Fees

In connection with its February 2005 refinancing, the Company repaid amounts outstanding under its former revolving loan facility and two term loans. As a result of these repayments, the Company wrote off the majority of the deferred financing costs related to these three facilities of approximately $6.5 million and incurred prepayment penalties of approximately $3.5 million.

Interest Expense

Interest expense decreased $0.4 million to $9.6 million in the first quarter of 2005 from $10.0 million in the first quarter of 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the first quarter of 2004.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.2 million expense in the first quarter of 2005 compared to $46 thousand expense in the first quarter of 2004. These adjustments primarily relate to changes in the foreign currency translation rates of intra company balances.

Other (Income) Expenses, Net

Other (income) expenses, net was $(0.2) million in the first quarter of 2005 compared to $0.8 million expense in the first quarter of 2004. The other income during the first quarter 2005 primarily related to income from royalties and gain from sale of fixed assets. During the first quarter of 2004, the Company recorded a $0.5 million loss related to a fire at its operating facility in the United Kingdom.

Benefit for Income Taxes

Benefit for income taxes was $0.5 million for the three months ended March 31, 2005 compared to $0.1 million for the three months ended March 31, 2004. Loss before taxes was $21.2 million for the three months ended March 31, 2005 compared to a loss before taxes of $9.0 million for the three months ended March 31, 2004.

Net Loss

Net loss was $20.0 million for the three months ended March 31, 2005 compared to a net loss of $8.9 million for the three months ended March 31, 2004. The increase in the net loss in 2005 compared to 2004 was primarily related to the write off of deferred financing costs and prepayment penalties associated with the 2005 refinancing.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175 million aggregate principal amount of 11% Senior Subordinated Notes (“Subordinated Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70 million Senior Secured Asset Based Revolving Credit Facility (“New Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under its former revolving loan and two term loans. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the former recolving loan and two term loans. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest borrowing rates and created less restrictive financial covenants. The Subordinated Notes were not refinanced.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per year. Interest on the notes is reset quarterly. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at 11%. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. In addition, prior to December 1, 2005, the Company may redeem up to 35% of the Subordinated Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

Each of the Company’s current and future domestic and United Kingdom restricted subsidiaries will guarantee the Senior Notes. The Senior Notes and the guarantees rank equally with the Company’s existing and future senior debt and rank senior to its current and future subordinated debt. The Senior Notes and the guarantees thereof are secured by a first priority lien on (i) the Company’s and the note guarantors’ real property located in the United States and the United Kingdom which is owned by them on February 11, 2005, (ii) leasehold interests in certain of the real property located in the United States that the Company or a note guarantor leases on February 11, 2005, and (iii) substantially all of the equipment and other fixed assets related to such properties, in each case, subject to certain exceptions. The collateral does not include other types of assets, such as inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts or other intangible assets, or the capital stock of our subsidiaries.

All of the existing and future U.S. and U.K. subsidiaries of the Company that guarantee the Senior Notes will also guarantee the payment of the principal, premium and interest on the Subordinated Notes on an unsecured senior subordinated basis.

The Senior Notes and the Subordinated Notes have been issued under indentures containing covenants that will limit the ability of the Company and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; pay dividends or make other distributions or repurchase or redeem its stock; make investments; sell assets; create liens; enter into agreements restricting its restricted subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. If an event of default shall occur and be continuing, either the trustee or the holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. The covenants, events of default and acceleration rights described in this paragraph are subject to important exceptions and qualifications, which are described in the indentures filed by the Company with the SEC.

Both the Senior Notes and the Subordinated Notes limit the incurrence of additional indebtedness unless a certain financial covenant is met. The financial covenant under the Subordinated Notes is more restrictive than the covenant under the Senior Notes.

Under a registration rights agreement with the Senior Notes, the Company and the note guarantors have filed and will use their reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Senior Notes for new notes of the Company having terms substantially identical in all material respects to the Senior Notes (except that the exchange notes will not contain terms with respect to transfer restrictions). If the Company and the note guarantors are not able to effect this exchange offer, they have agreed to use their reasonable best efforts to file, and cause to become effective, a shelf registration statement relating to resales of the Senior Notes and the guarantees thereof. The Company will be obligated to pay additional interest on the Senior Notes if it does not have the registration statement declared effective within 210 days of February 11, 2005, does not consummate the exchange offer within 240 days of February 11, 2005 or does not maintain the effectiveness of the registration statement during specified periods.

In connection with this refinancing, the Company and its subsidiary Constar International U.K. Limited (“Constar UK”) entered into a Supplemental Indenture, dated as of February 11, 2005, among the Company, Constar UK, the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of November 20, 2002, relating to the Company’s Subordinated Notes. The purpose of the Supplemental Indenture was to add Constar UK as a guarantor to the Subordinated Notes issued pursuant to such indenture.

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (i) $70.0 million or (ii) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire facility. As of March 31, 2005, the Company had borrowings under the New Revolver Loan of $17.2 million and available credit of $48.4 million. Based on the March 31, 2005 balance sheet, the Company’s borrowing base was approximately $102.5 million.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the New Revolver Loan. The Company also pays fees on any letters of credit outstanding under the New Revolver Loan. The New Revolver Loan initially bears interest at a rate equal to a Base Rate plus 1.25% or LIBOR plus 2.25%, and after the delivery of financial statements for the fiscal quarter ending June 30, 2005, a Base Rate plus a margin ranging from 1.0% to 1.5% or LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the New Revolver Loan.

Under the New Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The New Revolver Loan also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the New Revolver Loan and the indentures governing the Senior Notes and the Subordinated Notes.

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures of $45.0 million for 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

As of March 31, 2005, the Company had borrowings under the New Revolver Loan of $17.2 million and available credit of $48.4 million. The negative covenants contained in the New Revolver Loan limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

Net cash and cash equivalents increased by $5.0 million during the first three months of 2005 primarily due to proceeds from sale of Senior Notes offset by repayments of its former revolver facility and two term loans. The Company’s ratio of total debt to total capitalization was 98.9% at March 31, 2005 and 93.7% at December 31, 2004. The Company defines total capitalization as the sum of total debt, minority interests and stockholders’ equity.

The Company believes that cash available under its New Revolver Loan combined with net cash provided by operating activities will be sufficient to finance its activities at least through the next twelve months.

The Company expects to be cash flow negative at least into the second half of 2006. The Company expects to finance ordinary business operations through borrowings under the New Revolver Loan. The Company therefore does not expect to be able to significantly reduce leverage in the near term.

Cash Flow

Net cash used in operating activities was $1.9 million in the first quarter of 2005 as compared to $2.0 million provided by operating activities in the first quarter of 2004. Cash used in operating activities was attributable to seasonality in the first quarter of 2005 as well as an increase in raw material prices.

Net cash used for investing activities decreased $1.1 million to $8.0 million in the first quarter of 2005 from $9.1 million in the first quarter of 2004, reflecting a decrease in capital spending on equipment for conventional products offset by spending on additional equipment for custom products.

Net cash provided by financing activities was $15.2 million in the first quarter of 2005 reflecting net proceeds from the Senior Notes offset by the repayment of amounts outstanding under its former revolver facility and two term loans. Net cash provided by financing activities was $11.4 million in the first quarter of 2004 reflecting $0.3 million for the scheduled quarterly payments on the term loan, $3.3 million change in outstanding cash overdrafts and a $15.0 million increase in its former revolving loan facility.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the impact of the Company’s debt on liquidity; the Company’s expectation that it will be cash flow negative at least into the second half of 2006, and the Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations; indebtedness under the Company’s $220,000,000 of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase; the Company’s ability to comply with the covenants in the instruments governing its indebtedness; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how; conventional PET containers, which comprise the bulk of the Company’s business, generally carry low profit margins, and the market for conventional soft drink containers is not expected to grow appreciably in the near term; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationships with its largest customers; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect price increases in its sales; the Company’s ability to obtain resin from suppliers on a timely basis; the impact of consolidation of the Company’s customers on sales and profitability; the Company’s ability to fund capital expenditures in the future; general economic and political conditions; recent increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to timely market products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology; the Company’s ability to control costs; the Company’s ability to maintain an effective system of internal control; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets; the Company’s ability to successfully execute its business model and enhance its product mix; the Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and t he other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 23% of total revenues from sales in foreign currencies during the first quarter ending March 31, 2005. In the Company’s financial statements operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar net sales and gross margin related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign derived net sales and gross margin reported in U.S. dollars will improve. Approximately 2% of total revenues in the first quarter ending March 31, 2005 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At March 31, 2005, the Company had no foreign currency derivative contracts outstanding.

The Company’s borrowings under the New Revolver Loan bear a floating interest rate based on either a Base Rate or LIBOR. The Company’s borrowings under the Senior Notes bear a floating interest rate based on LIBOR. Therefore, the Company has an exposure to interest rate risk. The definitive extent of the Company’s interest rate risk in connection with these loan facilities is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements.

The principal raw materials used in the manufacture of the Company’s products and a major component of cost of goods sold are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s sales are made under contracts that permit Constar to pass through changes in the price of resin. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but there is little effect on gross profit. In the aggregate, the lag between the effective date of resin price changes and the effective date of price adjustments to its customers under various pass through mechanisms is approximately equal to the Company’s inventory exposure.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance that:

•	The Company’s transactions are properly authorized;

•	The Company’s assets are safeguarded against unauthorized or improper use;

•	The Company’s transactions are properly recorded and reported; and

•	The Company’s internal controls permit the preparation of its financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include realities that judgments in decision making can be faulty and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based on certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or degree of compliance with the policies or procedures related to the control may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls

At the end of the period covered by this quarterly report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 11 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

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

Constar International Inc.

Dated: May 10, 2005	By:	/s/ William S. Rymer
William S. Rymer
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)