Form 10-Q
period 2005-06-30
CONSTAR INTERNATIONAL INC
filed 2005-08-09
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, 12,558,920 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$8,352	$9,316
Accounts receivable, net (Note 3)	109,304	84,316
Inventories, net (Note 4)	102,568	103,949
Prepaid expenses and other current assets	15,303	16,954

Total current assets	235,527	214,535

Property plant and equipment, net (Note 5)	187,712	194,512
Goodwill	148,813	148,813
Other assets	20,802	22,417

Total assets	$592,854	$580,277

Liabilities, Minority Interests and Stockholders’ Equity (Deficit)

Current Liabilities
Short-term debt (Note 6)	$21,510	$19,788
Accounts payable and accrued liabilities	148,257	128,405
Income taxes payable	834	1,272

Total current liabilities	170,601	149,465

Long-term debt, net of current portion (Note 6)	393,073	368,637
Pension and post-retirement liabilities	18,948	17,475
Deferred income taxes	10,402	11,829
Other liabilities	6,712	6,587

Total liabilities	599,736	553,993

Commitments and contingent liabilities (Note 12)

Minority interests	2,306	2,287
Stockholders’ equity (deficit)	(9,188)	23,997

Total liabilities, minority interests and stockholders’ equity (deficit)	$592,854	$580,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net customer sales	$264,179	$224,774	$484,424	$415,519
Net affiliate sales	1,179	1,310	2,213	2,303

Net sales	265,358	226,084	486,637	417,822

Cost of products sold, excluding depreciation	243,478	199,010	447,085	368,450
Depreciation	11,431	13,179	22,732	26,077

Gross profit	10,449	13,895	16,820	23,295

Operating expenses
Selling and administrative expenses	5,452	5,980	11,139	12,257
Research and technology expenses	1,572	1,143	3,046	2,517
Write off of deferred financing costs and other fees	—	—	10,025	—
Interest expense	9,392	9,988	19,037	19,970
Foreign exchange adjustments	865	361	1,076	407
Provision for restructuring	51	—	110	—
Other (income) expenses, net	411	(241)	242	513

Total operating expenses	17,743	17,231	44,675	35,664

Loss before taxes and minority interest	(7,294)	(3,336)	(27,855)	(12,369)
Benefit (provision) for income taxes	(397)	(564)	125	(448)
Minority interests	(10)	14	(19)	19

Net loss	$(7,701)	$(3,886)	$(27,749)	$(12,798)

Per common share data:
Basic and diluted:
Net loss	$(0.63)	$(0.32)	$(2.29)	$(1.07)

Weighted average common shares outstanding:
Basic and diluted	12,129	12,000	12,124	12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(27,749)	$(12,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,420	27,437
Earned compensation on restricted stock	358	350
Write off of deferred financing costs	6,556	—
Change in other operating assets and liabilities, net	(1,276)	(9,786)

Net cash provided by operating activities	1,309	5,203

Cash flows from investing activities
Purchases of property, plant and equipment	(19,628)	(16,034)
Proceeds from sale of property, plant and equipment	570	71

Net cash used in investing activities	(19,058)	(15,963)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000	—
Repayment of term loan	(121,941)	(624)
Proceeds from Revolver Loan	362,000	31,500
Repayment of Revolver Loan	(359,000)	(20,000)
Repayment of second lien loan	(75,000)	—
Change in outstanding overdrafts	1,996	(2,730)
Costs associated with debt refinancing	(10,774)	—
Other financing activities	(85)	—

Net cash provided by financing activities	17,196	8,146

Effect of exchange rate changes on cash and cash equivalents	(411)	46

Net change in cash and cash equivalents	(964)	(2,568)
Cash and cash equivalents at beginning of period	9,316	16,478

Cash and cash equivalents at end of period	$8,352	$13,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total
Balance, December 31, 2004		$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997
Net loss	$(20,048)						(20,048)	(20,048)
Translation adjustments	(1,356)			(1,356)				(1,356)

Comprehensive loss	$(21,404)

Issuance of restricted stock			22		(82)			(60)
Earned compensation on restricted stock						181		181

Balance, March 31, 2005		$125	$276,425	$(22,349)	$(292)	$(2,103)	$(249,092)	$2,714

Net loss	$(7,701)						(7,701)	(7,701)
Revaluation of cash flow hedge	(1,514)			(1,514)				(1,514)
Translation adjustments	(2,855)			(2,855)				(2,855)

Comprehensive loss	$(12,070)

Forfeitures of restricted stock			(20)		(14)	25		(9)
Earned compensation on restricted stock						177		177

Balance, June 30, 2005		$125	$276,405	$(26,718)	$(306)	$(1,901)	$(256,793)	$(9,188)

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

2. Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this interpretation are effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year-end companies). The Company does not expect that the adoption of this interpretation will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS No. 123R supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The SEC has postponed the date on which this statement becomes effective, and accordingly, the Company plans to adopt SFAS No. 123R in the first quarter of 2006. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest prior to the effective date. Stock options awarded after the effective date will be accounted for in accordance with SFAS No. 123R and may have a material impact on the Company’s results of operations or financial position.

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

In October 2004, the American Job Creation Act of 2004 (“AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. Constar has evaluated the new §965 elements of the AJCA and as a result of the Company’s Net Operating Loss (“NOL”) carry forward and expectations to continue to generate NOLs into the foreseeable future, the Company does not expect to repatriate any foreign dividends in accordance with the AJCA. Constar evaluated the impact of the Qualified Domestic Production Deduction provision (§199 elements) of the AJCA and believes the 2005 impact will be immaterial. Constar will continue to evaluate the provisions of the AJCA and its impact on the Company on a going-forward basis.

3. Accounts Receivable

	June 30, 2005	December 31, 2004
Trade and notes receivable	$102,546	$79,614
Less: allowance for doubtful accounts	(2,769)	(2,396)

Net trade receivables	99,777	77,218
Value added taxes recoverable	5,607	5,958
Miscellaneous receivables	3,920	1,140

Total	$109,304	$84,316

4. Inventories

	June 30, 2005	December 31, 2004
Finished goods	$63,055	$68,366
Raw materials and supplies	39,513	35,583

Total	$102,568	$103,949

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $755 and $447 as of June 30, 2005 and December 31, 2004, respectively.

5. Property, Plant and Equipment

	June 30, 2005	December 31, 2004
Buildings and improvements	$69,210	$70,167
Machinery and equipment	641,609	649,774
Less: accumulated depreciation and amortization	(547,086)	(536,182)

	163,733	183,759
Land and improvements	3,841	4,047
Construction in progress	20,138	6,706

	$187,712	$194,512

During the second quarter, the Company’s operations located in the United Kingdom reported a significant decline in profitability and results below expectations. The primary factors related to this shortfall were a combination of softness in customer demand and operational inefficiencies that led to excess costs and lost sales volumes. The Company’s operations located in Holland have also reported declining profitability and results below expectations. These shortfalls are more directly related to competitive activities and weak customer demand. The Company has begun to implement certain key initiatives to improve operating performance, including increasing prices on certain products, hiring additional experienced employees for key positions, increasing machinery production output and expanding product offerings. Subsequent to quarter end, the Company has negotiated certain agreements that reflect higher prices as part of these initiatives. As a result of historical net losses and the recent decline in profitability, the Company performed an interim impairment test on the long-lived assets of the United Kingdom and Holland operations, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. The impairment test was based on the undiscounted cashflows from the asset base as compared to the carrying value of those assets. Based on the test results, no impairment charges were recorded during the period. If financial performance of these operations does not improve as a result of the Company’s initiatives or if other factors impact the fair value of these assets, the undiscounted cashflow calculations may not support the test for asset impairment in the future resulting in a write down of the value of these assets on the Company’s balance sheet. The Company will continue to closely monitor these operations and the different risks that may impact future carrying value of these assets.

6. Debt

A summary of short-term and long-term debt follows:

	June 30, 2005	December 31, 2004
Short-Term
Revolver Loan	$20,000	$17,000
Term B Loan	—	1,248
Other	1,510	1,540

Total	$21,510	$19,788

Long-Term
Term Loan	—	120,693
Senior Notes	220,000	—
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,927)	(2,056)
Second Lien Term Loan	—	75,000

Total	$393,073	$368,637

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four-year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“New Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expenses during the first quarter ended March 31, 2005. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

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

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at June 30, 2005 was a loss of $2.3 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at a ratio of 11% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. In addition, prior to December 1, 2005, the Company may redeem up to 35% of the Subordinated Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire revolving loan facility. As of June 30, 2005, the Company had borrowings under the New Revolver Loan of $20.0 million and available credit of $45.4 million. Based on the June 30, 2005 balance sheet, the Company’s borrowing base was approximately $92.5 million.

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

At June 30, 2005, there was $220.0 million outstanding on the Senior Notes, $175.0 million on the Subordinated Notes, $20.0 million outstanding on the New Revolver Loan and $4.6 million outstanding under letters of credit. In addition, the Company had $8.4 million of cash and cash equivalents on hand as well as $45.4 million of availability under the New Revolver Loan.

7. Restructuring

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and as of March 31, 2004 all employees have been terminated. A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2004	$2,581	$10	$2,591
Charges to income	110	—	110
Payments	(711)	(10)	(721)

Balance at June 30, 2005	$1,980	$—	$1,980

During the three months ended June 30, 2005, the Company recognized a $110 thousand restructuring charge related to period costs associated with the two closed facilities. The balance in the restructuring reserves at June 30, 2005 represents the expected lease costs and other exit costs which are expected to be paid over the next two years. The short-term portion of the restructuring balance, which is expected to be paid over the next twelve months, is $1.1 million and is reported in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The expected long-term portion of the restructuring balance is $882 thousand and is reported in Other Liabilities on the Condensed Consolidated Balance Sheets.

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents the expected lease costs and other exit costs for the closed facilities associated with the 1997 restructuring initiative, was $929 thousand and $1.1 million as of June 30, 2005 and December 31, 2004, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2005.

8. Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company did not record compensation expense related to its stock option plan for the period ending June 30, 2005 because grants were at 100% of the fair market value on the grant date and no shares were issued during the period. If the fair value based method prescribed in SFAS No. 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss
As reported	$(7,701)	$(3,886)	$(27,749)	$(12,798)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	116	119	233	228
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(144)	(163)	(289)	(317)

Pro forma	$(7,729)	$(3,930)	$(27,805)	$(12,887)

Basic and diluted loss per share
As reported	$(0.63)	$(0.32)	$(2.29)	$(1.07)
Pro forma	$(0.64)	$(0.33)	$(2.29)	$(1.07)

On February 17, 2005, the Company issued 55,205 restricted stock units to certain officers in connection with the Company’s incentive compensation plan for fiscal 2004. When these units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in cash or the Company’s common stock. Any payments in stock would be made from shares of the Company’s common stock authorized under the 2002 Stock Based Incentive Compensation Plan.

For the periods ending June 30, 2005 and 2004, the Company recorded an expense of approximately $358 thousand and $351 thousand, respectively, related to the amortization of the deferred compensation over the vesting period of the grants made under the Company’s compensation plan.

9. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss	$(7,701)	$(3,886)	$(27,749)	$(12,798)
Weighted average common shares outstanding:
Basic and diluted	12,129	12,000	12,124	12,000
Basic and diluted loss per share:
Net loss	$(0.63)	$(0.32)	$(2.29)	$(1.07)

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

Shares of the Company’s common stock contingently issuable upon the exercise of outstanding stock options totaled 176,063 and restricted shares outstanding totaled 424,151 for the six months ended June 30, 2005. Since the exercise prices of the then-outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004		Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement	Pension	Post- retirement
Service cost	$801	$—	$506	$11	$1,602	$—	$1,012	$22
Interest cost	1,219	102	1,033	113	2,438	204	2,068	226
Expected return on plan assets	(1,329)	—	(1,176)		(2,659)	—	(2,352)
Amortization of net loss	839	194	626	196	1,678	388	1,252	392
Amortization of prior service cost	38	(49)	38	(48)	76	(98)	76	(96)

Total pension and postretirement expense	$1,568	$247	$1,027	$272	$3,135	$494	$2,056	$544

Constar estimates that its expected contribution to its pension plans for the 2005 fiscal year is $8.5 million of which $1.4 million was paid during the six months ended June 30, 2005.

11. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
United States	$199,399	$162,221	$368,846	$302,992
United Kingdom	34,538	34,677	62,434	60,445
Other	30,242	27,876	53,144	52,082

	$264,179	$224,774	$484,424	$415,519

12. Commitments and Contingencies

Constar was one of 42 defendants in a patent infringement action seeking unspecified monetary damages brought on August 3, 1999 by North American Container, Inc. in the U.S. District Court for the Northern District of Texas based on its patent for a certain plastic container base design. The other defendants included many of the principal plastic container manufacturers, various food and beverage companies, and three grocery store chains. On November 28, 2003, the Court granted summary judgment in favor of the defendants. The parties dismissed without prejudice certain remaining unadjudicated claims in order to position the case for appeal to the Federal Circuit Court of Appeals by the plaintiff. On February 24, 2004, judgment was entered in accordance with the November 28, 2003 ruling and an appeal was filed. On July 14, 2005, the Federal Circuit Court of Appeals affirmed the summary judgment as to most of the accused containers, including all of Constar’s containers.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United Sates District Court for the Eastern District of Pennsylvania, In re Constar International, Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc. et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Company believes the claims in the action are without merit and intends to defend against them vigorously.

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980 to 1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. On May 5, 2005, the court denied Constar’s motion for summary judgment which had been brought as to one of the plaintiffs. The Company believes the claims are without merit and is aggressively defending against the claims.

On May 23, 2005, the Company instituted arbitration proceedings against Mott’s Inc. and Mott’s LLP before the American Arbitration Association. The Company asserts that Mott’s has breached the terms of a supply agreement by underpaying Constar for PET preform products manufactured and sold to Mott’s pursuant to the supply agreement. In the Company’s Statement of Claim, the Company seeks damages of approximately $1.0 million, plus interest. Mott’s has stated that it intends to continue to pay a reduced amount for PET preform products supplied by the Company, and accordingly, the amount the Company seeks as damages will increase over time. Mott’s has filed a counterclaim asserting that it has overpaid for PET preforms in the past, but has not specified the amount of any such alleged overpayments.

The Company cannot reasonably estimate the amount of any loss that may result from the above matters.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its financial position, cash flows or results of operations.

Constar has received requests for information or notifications of potential responsibility from the Environmental Protection Agency (“EPA”), and certain state environmental agencies for certain off-site locations. Constar has not incurred any significant costs relating to these matters. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at three related sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at two of these sites and remediation has been completed at the third site. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs has been minimal thus far and no accrual has been recorded for future remediation at these sites.

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on a undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Constar has recorded an accrual of $161 thousand for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

As of June 30, 2005 there were seven letters of credit outstanding under the New Revolver Loan with a total outstanding balance of approximately $4.6 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

13. Income Taxes

During the first six months of 2005, the Company recorded a valuation allowance of $9.3 million to cover the net operating losses being generated in the U.S. during fiscal 2005. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

14. Derivative Financial Instruments (Cash Flow Hedge)

During May 2005, the Company entered into an interest rate swap for a notional amount of $100.0 million relating to its Senior Notes. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. The objective and strategy for undertaking this Interest Rate Swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Company’s debt due in 2012.

The Company’s risk management reviews opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reported to management.

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. At June 30, 2005, the Company reported a loss in other comprehensive income of $1.5 million, net of tax of $0.8 million.

15. Condensed Consolidating Financial Information

As discussed in Note 5, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the New Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of June 30, 2005 and December 31, 2004;

•	Statements of operations for the three months and six months ended June 30, 2005 and June 30, 2004; and

•	Statements of cash flows for the six months ended June 30, 2005 and June 30, 2004.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$5,275	$3,077	$		$8,352
Inter-company receivable				47,184	2,005		(49,189)	—
Accounts receivable, net				86,764	22,540			109,304
Inventories, net				92,223	10,345			102,568
Prepaid expenses and other current assets				14,601	702			15,303

Total current assets				246,047	38,669		(49,189)	235,527

Property plant and equipment, net				173,376	14,336			187,712
Goodwill				148,813				148,813
Investments		441,931		21,015			(462,946)	—
Other assets		11,384		9,423	(5)			20,802

Total assets		$453,315		$598,674	$53,000		$(512,135)	$592,854

Liabilities, Minority Interests and Stockholders’ Equity (Deficit)
Current Liabilities
Short-term debt		$20,000	$		$1,510	$		$21,510
Inter-company payable		43,398		2,005	3,786		(49,189)	—
Accounts payable and accrued liabilities		6,032		120,223	22,002			148,257
Income taxes payable				834				834

Total current liabilities		69,430		123,062	27,298		(49,189)	170,601

Long-term debt, net of current portion		393,073						393,073
Pension and post-retirement liabilities				18,933	15			18,948
Deferred income taxes				8,476	1,926			10,402
Other liabilities				6,272	440			6,712

Total liabilities		462,503		156,743	29,679		(49,189)	599,736

Minority interests					2,306			2,306
Stockholders’ equity (deficit)		(9,188)		441,931	21,015		(462,946)	(9,188)

Total liabilities, minority interests and stockholders’ equity(deficit)		$453,315		$598,674	$53,000		$(512,135)	$592,854

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$6,791	$2,525	$		$9,316
Inter-company receivable				38,173	1,263		(39,436)
accounts receivable, net				67,252	17,064			84,316
Inventories, net				92,354	11,595			103,949
Prepaid expenses and other current assets				16,322	632			16,954

Total current assets				220,892	33,079		(39,436)	214,535

Property plant and equipment, net				177,796	16,716			194,512
Goodwill				148,813				148,813
Investments		436,756		23,694			(460,450)
Other assets		11,323		11,093	1			22,417

Total assets		$448,079		$582,288	$49,796		$(499,886)	$580,277

Liabilities, Minority Interests and Stockholders’ Equity
Current Liabilities
Short-term debt		$18,248	$		$1,540	$		$19,788
Inter-company payable		35,488		439	3,509		(39,436)
Accounts payable and accrued liabilities		1,709		110,476	16,220			128,405
Income taxes payable				1,141	131			1,272

Total current liabilities		55,445		112,056	21,400		(39,436)	149,465

Long-term debt, net of current portion		368,637						368,637
Pension and post-retirement liabilities				17,460	15			17,475
Deferred income taxes				9,826	2,003			11,829
Other liabilities				6,190	397			6,587

Total liabilities		424,082		145,532	23,815		(39,436)	553,993

Minority interests					2,287			2,287
Stockholders’ equity		23,997		436,756	23,694		(460,450)	23,997

Total liabilities, minority interests and stockholders’ equity		$448,079		$582,288	$49,796		$(499,886)	$580,277

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$235,115	$30,243	$		$265,358
Cost of products sold, excluding depreciation			214,953	28,525			243,478
Depreciation			10,576	855			11,431

Gross profit			9,586	863			10,449
Selling and administrative expenses			5,003	449			5,452
Research and technology expenses			1,572				1,572
Interest expense		9,089	206	97			9,392
Foreign exchange adjustments			817	48			865
Other expenses, net		688	(147)	(79)			462

Income (loss) before taxes		(9,777)	2,135	348			(7,294)
Benefit (provision) for income taxes			(156)	(241)			(397)
Equity earnings		2,076	97			(2,173)	—
Minority interest				(10)			(10)

Net income (loss)		$(7,701)	$2,076	$97		$(2,173)	$(7,701)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$198,209	$27,875	$		$226,084
Cost of products sold, excluding depreciation			173,671	25,339			199,010
Depreciation			12,085	1,094			13,179

Gross profit			12,453	1,442			13,895
Selling and administrative expenses			5,515	465			5,980
Research and technology expenses			1,143				1,143
Interest expense		9,782	162	44			9,988
Foreign exchange adjustments			16	345			361
Other expenses, net			(181)	(60)			(241)

Income (loss) before taxes		(9,782)	5,798	648			(3,336)
Provision for income taxes			(221)	(343)			(564)
Equity earnings		5,896	319			(6,215)	—
Minority interest				14			14

Net income (loss)		$(3,886)	$5,896	$319		$(6,215)	$(3,886)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$433,493	$53,144	$		$486,637
Cost of products sold, excluding depreciation			396,574	50,511			447,085
Depreciation			21,077	1,655			22,732

Gross profit			15,842	978			16,820
Selling and administrative expenses			10,218	921			11,139
Research and technology expenses			3,046				3,046
Write off of deferred financing costs		10,025					10,025
Interest expense		18,563	352	122			19,037
Foreign exchange adjustments			892	184			1,076
Other expenses, net		688	(260)	(76)			352

Income (loss) before taxes		(29,276)	1,594	(173)			(27,855)
Benefit (provision) for income taxes			202	(77)			125
Equity earnings		1,527	(269)			(1,258)	—
Minority interest				(19)			(19)

Net income (loss)		$(27,749)	$1,527	$(269)		$(1,258)	$(27,749)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$365,740	$52,082	$		$417,822
Cost of products sold, excluding depreciation			321,181	47,269			368,450
Depreciation			24,105	1,972			26,077

Gross profit			20,454	2,841			23,295
Selling and administrative expenses			11,339	918			12,257
Research and technology expenses			2,517				2,517
Interest expense		19,586	294	90			19,970
Foreign exchange adjustments			16	391			407
Other expenses, net			100	413			513

Income (loss) before taxes		(19,586)	6,188	1,029			(12,369)
Benefit (provision) for income taxes			42	(490)			(448)
Equity earnings		6,788	558			(7,346)
Minority interest				19			19

Net income (loss)		$(12,798)	$6,788	$558		$(7,346)	$(12,798)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(27,749)	$1,527	$(269)	$(1,258)	$(27,749)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	688	21,077	1,655		23,420
Earned compensation on restricted stock		358			358
Write off of deferred financing costs	6,556				6,556
Equity earnings	(1,527)	269		1,258	—
Change in assets and liabilities, net	1,989	(2,976)	(289)		(1,276)

Net cash provided by operating activities	(20,043)	20,255	1,097		1,309

Cash flows from investing activities
Purchases of property, plant and equipment, net		(18,922)	(706)		(19,628)
Proceeds from sale of property, plant and equipment		570			570

Net cash used in investing activities		(18,352)	(706)		(19,058)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000				220,000
Repayment of term loan	(121,941)				(121,941)
Proceeds from Revolver Loan	362,000				362,000
Repayment of Revolver Loan	(359,000)				(359,000)
Repayment of second lien loan	(75,000)				(75,000)
Costs associated with debt refinancing	(10,774)				(10,774)
Change in outstanding cash overdrafts		1,996			1,996
Net change in Constar inter-company loans	4,758	(5,192)	434		—
Other financing activities, net		(85)			(85)

Net cash provided by financing activities	20,043	(3,281)	434		17,196

Effect of exchange rate changes on cash and cash equivalents		(138)	(273)		(411)

Net change in cash and cash equivalents		(1,516)	552		(964)
Cash and cash equivalents at beginning of period		6,791	2,525		9,316

Cash and cash equivalents at end of period	$—	$5,275	$3,077	$—	$8,352

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(12,798)	$6,788	$558	$(7,346)	$(12,798)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,361	24,103	1,973		27,437
Write off of fixed assets
Deferred income taxes		(121)	31		(90)
Equity earnings	(6,788)	(558)		7,346	—
Change in assets and liabilities, net	(131)	(8,717)	(498)		(9,346)

Net cash (used in) provided by operating activities	(18,356)	21,495	2,064		5,203

Cash flows from investing activities
Purchases of property, plant and equipment, net		(13,383)	(2,651)		(16,034)
Proceeds from sale of property, plant and equipment		71			71

Net cash used in investing activities		(13,312)	(2,651)		(15,963)

Cash flows from financing activities
Repayment of Term B Loan	(624)				(624)
Proceeds from Revolver Loan	31,500				31,500
Repayment of Revolver Loan	(20,000)				(20,000)
Change in outstanding overdrafts		(2,730)			(2,730)
Net change in Constar intercompany loans	7,480	(7,480)

Net cash provided by (used in) financing activities	18,356	(10,210)			8,146

Effect of exchange rate changes on cash and cash equivalents		124	(78)		46

Net change in cash and cash equivalents		(1,903)	(665)		(2,568)
Cash and cash equivalents at beginning of period		12,319	4,159		16,478

Cash and cash equivalents at end of period	$—	$10,416	$3,494	$—	$13,910

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 76% of the Company’s revenues for the first half of 2005 were generated in the United States, with the remainder attributable to its European operations. During the first half of 2005, one customer accounted for approximately 32% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 76% of the Company’s consolidated revenues. Approximately 79% of the Company’s sales for the first half of 2005 relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. The Company does not expect appreciable growth in the carbonated soft drink market in the near term.

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

In recent years, the PET packaging industry has experienced very competitive pricing conditions. Pricing pressure continues especially for custom products that can be produced with commercially available technology. Pricing pressure for conventional products has been declining and domestic conventional capacity appears to be tightening. The Company expects its competitors may continue to bid aggressively when customer contracts expire. Many of the Company’s largest contracts are scheduled to expire over the next few years. The Company’s main contract with PepsiCo, its largest customer, expires on December 31, 2007.

In negotiations with certain customers for new business and the extension of current business, the Company has agreed to price concessions averaging approximately $6.0 million to $16.0 million for each year 2005, 2006 and 2007, with the most significant reductions scheduled to take place in 2005. The Company believes that it will continue to face two additional significant sources of pricing pressure. The first source is customer consolidation. When smaller customers combine or are acquired by larger customers or customers purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business with these smaller customers tends to decline. In addition, as customers grow through acquisitions, they acquire more leverage in contract negotiations. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is seeking to remove these provisions in all new contracts and contract renewals.

Constar is currently attempting to improve its margins by improving customer and product mix, increasing prices on certain products, maximizing utilization rates, updating existing facilities and investing in cost reduction and efficiency improvements. If the Company is unsuccessful in these efforts, its ability to maintain its current operating margins will be adversely affected. Constar has recently operated at high utilization rates; however the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved.

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. Following a period of dramatic price increases, the price of PET resin has recently begun to decline. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain PET resin on favorable terms. However, higher resin prices may impact the Company’s sales where customers have a choice between PET and other forms of packaging.

Substantially all of the Company’s sales are made under contracts that allow for the pass through of changes in the price of PET resin. An industry index that monitors PET resin price movement and which is used for the resin pass-through mechanisms of customer agreements representing approximately 25% of the Company’s net sales made a significant “non-market adjustment” in its January 2005 report to re-set its index basis. Because this adjustment does not reflect changes in current resin costs, Constar believes it should not result in a decrease in its resin prices as reflected in the pass-through provisions in its customer contracts that use this index. Accordingly, the Company has not passed through this decrease to its customers. One such customer, Mott’s Inc., began reducing its payments to the Company to give effect to the non-market adjustment. The Company has commenced legal action against Mott’s and Mott’s has filed a counterclaim. To the extent the Company is required to give effect to the non-market adjustment, its sales and margins will be affected insofar as its costs will not have decreased correspondingly.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. The Company’s New Revolver Loan imposes maximum capital expenditures of $45.0 million in 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. If Constar is awarded a significant volume of conversions over a short period of time, it may have to obtain waivers or amendments to these covenants.

In order to capture economies of scale, the Company favors large plants located within a few hours driving distance of the major markets that it services. Normally, this proximity helps the Company to minimize freight costs. However, in order to meet its customers’ requirements, the Company must sometimes manufacture products “out of territory” at a plant that is not its closest plant to the necessary delivery location. This increases freight costs, and depending on the circumstances, the Company may be required to bear the additional freight costs. These out of territory freight costs tend to peak during the second and third quarters, when the Company’s customers’ requirements are at their highest. In addition, any general increase in freight rates may impact the Company’s margins to the extent that its contracts do not permit it to pass the increase through to its customers.

During the second quarter, the Company’s operations located in the United Kingdom reported a significant decline in profitability and results below expectations. The primary factors related to this shortfall were a combination of softness in customer demand and operational inefficiencies that led to excess costs and lost sales volumes. The Company’s operations located in Holland have also reported declining profitability and results below expectations. These shortfalls are more directly related to competitive activities and weak customer demand. The Company has begun to implement certain key initiatives to improve operating performance, including increasing prices on certain products, hiring additional experienced employees for key positions, increasing machinery production output and expanding product offerings. Subsequent to quarter end, the Company has negotiated certain agreements that reflect higher prices as part of these initiatives. As a result of historical net losses and the recent decline in profitability, the Company performed an interim impairment test on the long-lived assets of the United Kingdom and Holland operations, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. The impairment test was based on the undiscounted cashflows from the asset base as compared to the carrying value of those assets. Based on the test results, no impairment charges were recorded during the period. If financial performance of these operations does not improve as a result of the Company’s initiatives or if other factors impact the fair value of these assets, the undiscounted cashflow calculations may not support the test for asset impairment in the future resulting in a write down of the value of these assets on the Company’s balance sheet. The Company will continue to closely monitor these operations and the different risks that may impact future carrying value of these assets.

The Company is highly leveraged. As of June 30, 2005, the Company’s debt structure consisted of the $70.0 million New Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of June 30, 2005, the Company had $20.0 million borrowed under the New Revolver Loan, $4.6 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the six months ended June 30, 2005 was $19.0 million. The Company was in compliance with the financial covenants of these debt instruments at June 30, 2005.

Results of Operations

Second Quarter 2005 and 2004

Net Sales (dollars in millions)

	Three Months Ended June 30,
	2005	2004	Increase (Decrease)	Increase (Decrease)
United States	$200.6	$163.6	$37.0	22.6%
Europe	64.8	62.5	2.3	3.7%

Total	$265.4	$226.1	$39.3	17.4%

Net sales increased by $39.3 million, or 17.4%, to $265.4 million in the second quarter of 2005 from $226.1 million in the second quarter of 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased sales units and favorable foreign currency translation which combined for a total increase of approximately $37.0 million, over the second quarter of 2004.

In the U.S., net sales increased $37.0 million, or 22.6%, to $200.6 million in the second quarter of 2005 from $163.6 million in the second quarter of 2004. Net sales in the U.S. accounted for approximately 75.6% of net sales in the second quarter of 2005 compared to 72.4% of net sales in the second quarter of 2004. The increase in U.S. net sales in the second quarter of 2005 from the second quarter of 2004 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 4.7% while shipments of custom units increased by approximately 17.0% over the second quarter 2004 volumes. These increases were partly offset by approximately $4.0 million of price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $2.3 million, or 3.7%, to $64.8 million in the second quarter of 2005 from $62.5 million in the second quarter of 2004. The increase in European net sales in the second quarter of 2005 compared to the second quarter of 2004 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold of approximately 7.8%.

Gross Profit

Gross profit decreased $3.5 million, or 25.2%, to $10.4 million in the second quarter of 2005 from $13.9 million in the second quarter of 2004. Gross profit decreased as a result of price concessions implemented to extend key contracts and meet competitive pricing, decrease in European volumes and increased transportation and utility costs. The reductions were partially offset by an increase in unit sales and a related increase in manufacturing efficiencies in the U.S.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $0.5 million, or 8.3%, to $5.5 million in the second quarter of 2005 from $6.0 million in the second quarter of 2004. The decrease primarily relates to a reduction in costs associated with litigation activities.

Research and Technology Expenses

Research and technology expenses were $1.6 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004. The increase in expenses relate to additional spending for the Company’s existing proprietary technologies, new emerging technologies, and an increase in customer development activity.

Interest Expense

Interest expense decreased $0.6 million to $9.4 million in the second quarter of 2005 from $10.0 million in the second quarter of 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the second quarter of 2004.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.9 million of expense in the second quarter of 2005 compared to $0.4 million of expense in the second quarter of 2004. These adjustments primarily relate to changes in the foreign currency translation rates of intra-company balances.

Other (Income) Expenses, Net

Other (income) expenses, net was $0.4 million of expense in the second quarter of 2005 compared to $0.2 million of income in the second quarter of 2004. The other expense during the second quarter 2005 primarily related to bad debt expense of approximately $0.5 million. A gain on sale of assets was the primary factors for other income for the second quarter of 2004.

Benefit (Provision) for Income Taxes

Loss before taxes was $7.3 million for the second quarter 2005 compared to a loss before taxes of $3.3 million for the second quarter 2004.

Provision for income taxes was $0.4 million for the second quarter of 2005 compared to a provision of $0.6 million for the second quarter of 2004. The tax provision for the second quarter of 2005 relates primarily to the recording of a valuation allowance of approximately $.8 million to reduce certain deferred tax assets in the United States. The tax provision for the second quarter of 2004 relates primarily to the income generated in the European operations. In addition, during the second quarter of 2004, the Company recorded a valuation allowance of approximately $1.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $7.7 million for the second quarter 2005 compared to a net loss of $3.9 million for the second quarter 2004. The increase in the net loss was primarily related to the decrease in gross profits.

Six Months Ended June 30, 2005 and 2004

Net Sales (dollars in millions)

	Six Months Ended June 30,
	2005	2004	Increase (Decrease)	Increase (Decrease)
United States	$371.0	$305.3	$65.7	21.5%
Europe	115.6	112.5	3.1	2.8%

Total	$486.6	$417.8	$68.8	16.5%

Net sales increased by $68.8 million, or 16.5%, to $486.6 million for the six months ended June 30, 2005 from $417.8 million for the six months ended June 30, 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased sales units and favorable foreign currency translation which combined for a total increase of approximately $70.0 million over the six months ended June 30, 2004.

In the U.S., net sales increased $65.7 million, or 21.5%, to $371.0 million for the six months ended June 30, 2005 from $305.3 million for the six months ended June 30, 2004. The increase in U.S. net sales in 2005 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 5.2% while shipments of custom units increased by approximately 14.8% over the six months ended June 30, 2004 volumes. These increases were partly offset by approximately $8 million of price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $3.1 million, or 2.8%, to $115.6 million for the six months ended June 30, 2005 from $112.5 million for the six months ended June 30, 2004. The increase in European net sales in 2005 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold of approximately 8.6%.

Net sales in the U.S. accounted for approximately 76.2% of net sales for the six months ended June 30, 2005 compared to 73.1% of net sales for the same period in 2004.

Gross Profit

Gross profit decreased $6.5 million, or 27.9%, to $16.8 million for the six months ended June 30, 2005 from $23.3 million for the six months ended June 30, 2004. Gross profit decreased as a result of price concessions implemented to extend key contracts and meet competitive pricing, decrease in European volumes and increased transportation and utility costs. The reductions were partially offset by an increase in unit sales and a related increase in manufacturing efficiencies in the U.S.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1.2 million, or 9.8%, to $11.1 million for the six months ended June 30, 2005 from $12.3 million for the six months ended June 30, 2004. The decrease primarily relates to a reduction in costs associated with litigation activities and incentive compensation charges.

Research and Technology Expenses

Research and technology expenses were $3.0 million for the six months ended June 30, 2005 compared to $2.5 million for the six months ended June 30, 2004. The increase in expenses relate to additional spending for the Company’s existing proprietary technologies, new emerging technologies, and an increase in customer development activity.

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

Interest Expense

Interest expense decreased $1.0 million to $19.0 million for the six months ended June 30, 2005 from $20.0 million for the six months ended June 30, 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the six months ended June 30, 2004.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $1.1 million expense for the six months ended June 30, 2005 compared to $0.4 million expense for the six months ended June 30, 2004. These adjustments primarily relate to changes in the foreign currency translation rates of intra-company balances.

Other (Income) Expenses, Net

Other (income) expenses, net was $0.2 million expense for the six months ended June 30, 2005 and 2004. The other expense during the six months ended June 30, 2005 primarily related to bad debt expense of approximately $0.7 million and earned compensation expense for restricted stock of approximately $0.4 million, which were partially offset by income from royalties and gains from sales of assets of approximately $0.8 million. During the six months ended June 30, 2004, the Company recorded a $1.8 million charge representing costs incurred from a fire at one of its European facilities. This charge was reduced by $1.3 million related to recoveries under an insurance claim.

Benefit (Provision) for Income Taxes

Loss before taxes was $27.9 million for the six months ended June 30, 2005 compared to a loss before taxes of $12.4 million for the same period in 2004.

Benefit for income taxes was $0.1 million for the six months ended June 30, 2005 compared to a provision of $0.4 million for the six months ended June 30, 2004. The tax provision for the six months ended June 30, 2004 related primarily to the income generated in the European operations. In addition, during the six months ended June 30, 2004, the Company recorded a valuation allowance of approximately $4.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $27.7 million for the six months ended June 30, 2005 compared to a net loss of $12.8 million for the six months ended June 30, 2004. The increase in the net loss in 2005 compared to 2004 was primarily related to the write off of deferred financing costs and prepayment penalties associated with the 2005 refinancing.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11% Senior Subordinated Notes (“Subordinated Notes”) due 2012. The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“New Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under the Company’s former revolving loan and two term loans. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the former revolving loan and two term loans. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest borrowing rates and created less restrictive financial covenants. The Subordinated Notes were not refinanced.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at a rate of 11% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. In addition, prior to December 1, 2005, the Company may redeem up to 35% of the Subordinated Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

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

The Senior Notes have been issued under an indenture, dated as of February 11, 2005, with the Bank of New York, as trustee. The indenture governing the Senior Notes and the indenture governing the Subordinated Notes restrict, among other things, the Company’s ability, and the ability of the Company’s restricted subsidiaries to:

•	borrow additional money;

•	pay dividends on Company stock or repurchase Company stock;

•	make payment on or redeem or repurchase junior debt;

•	make investments;

•	create liens;

•	create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries;

•	enter into transactions with affiliates;

•	sell assets or consolidate or merge with or into other companies; and

•	expand into unrelated businesses.

The indentures governing the Senior Notes and the Subordinated Notes include such events of default as failure to pay principal or interest due on the applicable notes, failure to observe certain covenants, failure to pay certain other indebtedness, failure to pay certain judgments, and insolvency.

If an event of default shall occur and be continuing under the indenture governing the Subordinate Notes or the indenture governing the Senior Notes, either the trustee or the holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. The covenants, events of default and acceleration rights described above are subject to important exceptions and qualifications, which are described in the indentures filed by the Company with the SEC.

Both the Senior Notes and the Subordinated Notes limit the incurrence of additional indebtedness unless a certain financial covenant is met. The financial covenant under the Subordinated Notes is more restrictive than the covenant under the Senior Notes.

The Company can incur additional indebtedness under the Subordinated Notes indenture that could be senior indebtedness to the extent that, after incurring such debt, the Company would have a Consolidated Fixed Charge Coverage Ratio (as defined in the indenture for the Subordinated Notes) of greater than 2.25 to 1.0. However, even if the Company is unable to borrow under this ratio, the indenture for the Subordinated Notes permits the Company and the guarantor subsidiaries to incur at least $275.0 million in indebtedness that could be senior to the indebtedness under the Subordinated Notes, plus other indebtedness that may be incurred in specific circumstances or for permitted uses. This indebtedness may be senior to or in certain circumstances equal in right of payment with the Subordinated Notes. Any of the Company’s non-U.S. restricted subsidiaries, other than Constar International U.K. Limited, may also incur up to $25.0 million of additional indebtedness. The Company’s ability to incur additional debt is subject to other exceptions, terms and conditions set forth in the indenture for the Subordinated Notes.

The Company can incur additional indebtedness under the indenture for the Senior Notes that could rank equal in right of payment with the Senior Notes to the extent that, after incurring such debt, the Company would have a Consolidated Fixed Charge Coverage Ratio (as defined in the indenture for the Senior Notes) of greater than 2.0 to 1.0. However, even if the Company is unable to borrow under this ratio, the indenture for the notes permits the Company and the guarantor subsidiaries to incur at least $125.0 million in indebtedness that could rank equal in right of payment with the indebtedness under the Senior Notes, plus other indebtedness that may be incurred in specific circumstances or for permitted uses. This indebtedness may be effectively senior to or equal in right of payment with the Senior Notes. Any of the Company’s non-U.S. restricted subsidiaries, other than Constar International U.K. Limited, may also incur up to $25.0 million of additional indebtedness. The Company’s ability to incur additional debt is subject to other exceptions, terms and conditions set forth in the indenture for the Senior Notes.

Under a registration rights agreement with respect to the Senior Notes, the Company and the note guarantors have filed and will use their reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Senior Notes for new notes of the Company having terms substantially identical in all material respects to the Senior Notes (except that the exchange notes will not contain terms with respect to transfer restrictions). If the Company and the note guarantors are not able to effect this exchange offer, they have agreed to use their reasonable best efforts to file, and cause to become effective, a shelf registration statement relating to resales of the Senior Notes and the guarantees thereof. The Company will be obligated to pay additional interest on the Senior Notes if it does not have the registration statement declared effective within 210 days of February 11, 2005, does not consummate the exchange offer within 240 days of February 11, 2005 or does not maintain the effectiveness of the registration statement during specified periods.

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

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire facility. As of June 30, 2005, the Company had borrowings under the New Revolver Loan of $20.0 million and available credit of $45.4 million. Based on the June 30, 2005 balance sheet, the Company’s borrowing base was approximately $92.5 million.

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

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures of $45.0 million for 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent. As of June 30, 2005, the Company had borrowings under the New Revolver Loan of $20.0 million and available credit of $45.4 million.

The negative covenants in the New Revolver Loan limit the ability of the Company and its subsidiaries to:

•	incur additional indebtedness and guarantee obligations;

•	create liens;

•	make equity investments or loans;

•	sell, lease or otherwise dispose of assets;

•	pay dividends, make distributions, redeem or repurchase any equity securities;

•	prepay, redeem, repurchase or cancel certain indebtedness;

•	engage in mergers, consolidations, acquisitions, join ventures or the creation of subsidiaries;

•	change the nature of the Company’s business;

•	engage in transactions with affiliates;

•	enter into agreements restricting the Company’s ability or the ability of a subsidiary to incur liens, or restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of the Company’s subsidiaries;

•	modify the Company’s organizational documents or certain material agreements (including the indenture governing the new notes);

•	change the Company’s accounting treatment and reporting practices;

•	engage in sale and leaseback transactions and operating lease transactions; and

•	engage in speculative transactions.

These negative covenants are subject to certain exceptions set forth in the New Revolver Loan.

Events of defaults under the New Revolver Loan include, but are not limited to, a default in the payment of any principal, interest or fees due under the New Revolver Loan, or in the payment of material indebtedness; a breach of representations or covenants; a change in control, which includes a change of control under the indentures governing the Senior Notes and the Subordinated Notes, as well as certain other events under such indentures; the Company becoming subject to certain judgments or pension liabilities; and the insolvency of the Company.

Net cash and cash equivalents decreased by $1.0 million during the six months ended June 30, 2005 primarily due to the purchases of investment property which was offset by the proceeds from sale of Senior Notes less repayments of its former revolver facility and two term loans.

The Company believes that cash available under its New Revolver Loan combined with net cash provided by operating activities will be sufficient to finance its activities at least through the next twelve months.

The Company expects to be cash flow negative at least into the second half of 2006. The Company expects to finance ordinary business operations through borrowings under the New Revolver Loan. The Company therefore does not expect to be able to reduce significantly its leverage in the near term.

Cash Flow

Net cash provided by operating activities was $1.3 million in the six months ended June 30, 2005 as compared to $5.2 million during the six months ended June 30, 2004. During the first six months of 2005, the Company’s accounts payable and accrued expenses increased $17.5 million as compared to an increase of $14.1 million increase in that balance during the same period in 2004. This increase was a result of higher raw material prices. This increase was more than offset by an increase to accounts receivable of $25.0 million during the first six months of 2005 as compared to $30.5 million increase in that balance during the same period in 2004. The increase in accounts receivable, net, reflects the seasonal increase in sales volume during the second quarter of the fiscal year compared to the fourth quarter. During the first six months of 2005, the Company’s inventory level decreased $1.4 million as compared to an increase of $2.3 million during the same period in 2004. The decrease in inventory in 2005 was the result of additional sales unit volume and the Company’s emphasis to reduce its investment in working capital.

Net cash used for investing activities increased $3.1 million to $19.1 million in the first six months of 2005 from $16.0 million for the same period in 2004, reflecting an increase in capital spending on equipment for custom products partially offset by reduced spending on equipment for conventional products.

Net cash provided by financing activities was $17.2 million in the first six month of 2005 reflecting net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under its former revolver facility and two term loans of $196.9 million. Costs associated with the debt refinancing were $10.8 million. Net cash provided by financing activities was $8.1 million in the first six months of 2004 reflecting an $11.5 million increase in the Company’s former revolving loan facility offset by $0.6 million for the scheduled quarterly payments on the term loan, and a $2.8 million change in outstanding cash overdrafts.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Equity (Deficit)

Stockholder’s equity (deficit) decreased to a $(9.2) million deficit at June 30, 2005 from $24.0 million at December 31, 2004. The decrease was primarily due to a net loss of $27.7 million during the six months ended June 30, 2005.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the impact of the Company’s debt on liquidity; the Company’s expectation that it will be cash flow negative at least into the second half of 2006, and the Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations; indebtedness under the Company’s $220,000,000 of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase; the Company’s ability to comply with the covenants in the instruments governing its indebtedness; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how; conventional PET containers, which comprise the bulk of the Company’s business, generally carry low profit margins, and the market for conventional soft drink containers is not expected to grow appreciably in the near term; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationships with its largest customers; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect price increases in its sales; the Company’s ability to obtain resin from suppliers on a timely basis; the impact of consolidation of the Company’s customers on sales and profitability; the Company’s ability to fund capital expenditures in the future; general economic and political conditions; increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to market timely products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology; the Company’s ability to control costs; the Company’s ability to maintain an effective system of internal control; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets; the Company’s ability to execute successfully its business model and enhance its product mix; the Company’s ability to prosecute successfully or defend successfully the legal proceedings to which it is a party; and the other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 23.8% of total revenues from sales in foreign currencies during the six months ended June 30, 2005. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first six months of 2005 from its foreign locations that utilize currencies other than the U.S. dollar, a 10% increase in the U.S. dollar value would result in approximately a $10.6 million reduction in net sales. Approximately 2.5% of total revenues in the first six months of June 30, 2005 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At June 30, 2005, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement during May 2005 to manage the floating interest rate on a portion of the Company’s Senior Notes and New Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to variability to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the New Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the New Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of June 30, 2005, a 1% change in LIBOR would have resulted in an increase of $1.4 million annual interest expense. However, current amounts borrowed under the New Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s sales are made under contracts that allow for the pass through of changes in the price of resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly but its gross profit in unaffected. In the aggregate, the lag between the effective date of resin price changes and the effective date of price adjustments to its customers under various pass through mechanisms is approximately equal to the Company’s inventory exposure.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure Controls

At the end of the period covered by this quarterly report, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective, and provide reasonable assurance that the material information required to be included in the Company’s periodic SEC reports (i) is communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. In addition, there have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this Quarterly Report on Form 10-Q under Note 11 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

Constar International Inc.

Dated: August 9, 2005	By:	/s/ William S. Rymer
William S. Rymer
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)