Form 10-Q/A
period 2005-06-30
CONSTAR INTERNATIONAL INC
filed 2005-08-18
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Constar International Inc.’s Form 10-Q for the quarter ended June 30, 2005 is filed solely to amend the three months and six months ended June 30, 2005 discussion of Net Sales in the Results of Operations within Part 1 – Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Net sales increased by $39.3 million, or 17.4%, to $265.4 million in the second quarter of 2005 from $226.1 million in the second quarter of 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased sales units and favorable foreign currency translation. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $37.0 million over the second quarter of 2004.

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

Net sales increased by $68.8 million, or 16.5%, to $486.6 million for the six months ended June 30, 2005 from $417.8 million for the six months ended June 30, 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased sales units and favorable foreign currency translation. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $70.0 million over the six months ended June 30, 2004.

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

PART II – Other Information

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

Constar International Inc.

Dated: August 18, 2005	By:	/s/ William S. Rymer
William S. Rymer
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)