Form 10-Q
period 2005-09-30
CONSTAR INTERNATIONAL INC
filed 2005-11-09
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 2, 2005, 12,560,645 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$8,087	$9,316
Accounts receivable, net (Note 3)	100,014	84,316
Inventories, net (Note 4)	98,173	103,949
Prepaid expenses and other current assets	14,885	16,954

Total current assets	221,159	214,535

Property plant and equipment, net (Note 5)	157,992	194,512
Goodwill	148,813	148,813
Other assets	19,957	22,417

Total assets	$547,921	$580,277

Liabilities, Minority Interests and Stockholders’ Equity (Deficit)
Current Liabilities
Short-term debt (Note 6)	$5,183	$19,788
Accounts payable and accrued liabilities	148,149	128,405
Income taxes payable	455	1,272

Total current liabilities	153,787	149,465

Long-term debt, net of current portion (Note 6)	393,139	368,637
Pension and post-retirement liabilities	15,822	17,475
Deferred income taxes	8,165	11,829
Other liabilities	6,304	6,587

Total liabilities	577,217	553,993

Commitments and contingent liabilities (Note 12)
Minority interests	2,320	2,287
Stockholders’ equity (deficit)	(31,616)	23,997

Total liabilities, minority interests and stockholders’ equity (deficit)	$547,921	$580,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net customer sales	$257,832	$223,311	$742,256	$638,830
Net affiliate sales	1,211	1,219	3,424	3,522

Net sales	259,043	224,530	745,680	642,352
Cost of products sold, excluding depreciation	233,872	198,482	680,957	566,932
Depreciation	11,325	13,095	34,057	39,172

Gross profit	13,846	12,953	30,666	36,248

Operating expenses
Selling and administrative expenses	6,373	7,428	17,512	19,685
Research and technology expenses	1,614	1,535	4,660	4,052
Write off of deferred financing costs and other fees	—	—	10,025	—
Interest expense	9,784	10,002	28,821	29,972
Asset impairment charge (Note 5)	22,200	—	22,200	—
Foreign exchange adjustments	(73)	96	1,003	503
Provision for restructuring	60	—	170	—
Other (income) expenses, net	508	(502)	750	11

Total operating expenses	40,466	18,559	85,141	54,223

Loss before taxes and minority interest	(26,620)	(5,606)	(54,475)	(17,975)
Benefit (provision) for income taxes	3,167	132	3,292	(316)
Minority interests	(14)	—	(33)	19

Net loss	$(23,467)	$(5,474)	$(51,216)	$(18,272)

Per common share data:
Basic and diluted:
Net loss	$(1.93)	$(0.45)	$(4.22)	$(1.52)

Weighted average common shares outstanding:
Basic and diluted	12,157	12,036	12,135	12,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(51,216)	$(18,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,745	41,051
Asset impairment charge	22,200	—
Earned compensation on restricted stock	534	533
Write off of deferred financing costs	6,556	—
Change in other operating assets and liabilities, net	9,221	(831)

Net cash provided by operating activities	22,040	22,481

Cash flows from investing activities
Purchases of property, plant and equipment	(24,000)	(19,069)
Proceeds from sale of property, plant and equipment	570	18

Net cash used in investing activities	(23,430)	(19,051)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000	—
Repayment of term loan	(121,941)	(936)
Proceeds from Revolver Loan	559,000	33,000
Repayment of Revolver Loan	(572,342)	(33,000)
Repayment of second lien loan	(75,000)	—
Change in outstanding overdrafts	1,768	(2,581)
Costs associated with debt refinancing	(10,774)	—
Other financing activities	(84)	—

Net cash provided by (used in) financing activities	627	(3,517)

Effect of exchange rate changes on cash and cash equivalents	(466)	66

Net change in cash and cash equivalents	(1,229)	(21)
Cash and cash equivalents at beginning of period	9,316	16,478

Cash and cash equivalents at end of period	$8,087	$16,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total
Balance, December 31, 2004		$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997
Net loss	$(20,048)						(20,048)	(20,048)
Translation adjustments	(1,356)			(1,356)				(1,356)

Comprehensive loss	$(21,404)

Issuance of restricted stock			22		(82)			(60)
Earned compensation on restricted stock						181		181

Balance, March 31, 2005		$125	$276,425	$(22,349)	$(292)	$(2,103)	$(249,092)	$2,714

Net loss	$(7,701)						(7,701)	(7,701)
Revaluation of cash flow hedge	(1,514)			(1,514)				(1,514)
Translation adjustments	(2,855)			(2,855)				(2,855)

Comprehensive loss	$(12,070)

Forfeitures of restricted stock			(20)		(14)	25		(9)
Earned compensation on restricted stock						177		177

Balance, June 30, 2005		$125	$276,405	$(26,718)	$(306)	$(1,901)	$(256,793)	$(9,188)
Net loss	$(23,467)						(23,467)	(23,467)
Revaluation of cash flow hedge	1,752			1,752				1,752
Translation adjustments	(889)			(889)				(889)

Comprehensive loss	$(22,604)

Forfeitures of restricted stock			16		(8)	(8)
Earned compensation on restricted stock						176		176

Balance, Sept. 30, 2005		$125	$276,421	$(25,855)	$(314)	$(1,733)	$(280,260)	$(31,616)

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

In October 2004, the American Job Creation Act of 2004 (“AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. Constar has evaluated the new §965 elements of the AJCA and as a result of the Company’s Net Operating Loss (“NOL”) carry forward and expectations to continue to generate NOLs into the foreseeable future, the Company does not expect to repatriate any foreign dividends in accordance with the AJCA. Constar evaluated the impact of the Qualified Domestic Production Deduction provision (§199 elements) of the AJCA and the impact was immaterial. Constar will continue to evaluate the provisions of the AJCA and its impact on the Company on a going-forward basis.

3. Accounts Receivable

	September 30, 2005	December 31, 2004
Trade and notes receivable	$96,659	$79,614
Less: allowance for doubtful accounts	(3,211)	(2,396)

Net trade receivables	93,448	77,218
Value added taxes recoverable	5,234	5,958
Miscellaneous receivables	1,332	1,140

Total	$100,014	$84,316

4. Inventories

	September 30, 2005	December 31, 2004
Finished goods	$57,066	$68,366
Raw materials and supplies	41,107	35,583

Total	$98,173	$103,949

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $825 and $447 as of September 30, 2005 and December 31, 2004, respectively.

5. Property, Plant and Equipment

	September 30, 2005	December 31, 2004
Buildings and improvements	$69,110	$70,167
Machinery and equipment	607,422	649,774
Less: accumulated depreciation and amortization	(546,425)	(536,182)

	130,107	183,759
Land and improvements	3,891	4,047
Construction in progress	23,994	6,706

	$157,992	$194,512

During the third quarter, the Company’s operation located in the United Kingdom reported financial results below expectations. These results were due to a sales volume shortfall and excess costs incurred to service these reduced volumes. The Company’s operations located in Holland also reported financial results below expectations and a reduction from the previous quarter’s results. These shortfalls are more directly related to competitive activities and weak customer demand. While the Company implemented key initiatives during the second quarter to improve these operating results, neither of these facilities has been able to achieve its forecasted operating targets. As a result of the shortfall in performance and results below revised expectations, the Company performed an interim impairment test as of September 30, 2005. In accordance with SFAS No. 144

“Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the undiscounted cashflows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cashflows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cashflows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. The total loss of $22.2 million is based on a write down of $16.5 million for the UK operation and $5.7 million for the Holland facility. The Company will continue to monitor closely these operations and the different risks that may impact future carrying value of these assets.

6. Debt

A summary of short-term and long-term debt follows:

	September 30, 2005	December 31, 2004
Short-Term
Revolver Loan	$3,658	$17,000
Term B Loan	—	1,248
Other	1,525	1,540

Total	$5,183	$19,788

Long-Term
Term Loan	—	120,693
Senior Notes	220,000	—
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,861)	(2,056)
Second Lien Term Loan	—	75,000

Total	$393,139	$368,637

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

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at September 30, 2005 was an asset of $0.2 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. In addition, prior to December 1, 2005, the Company may redeem up to 35% of the Subordinated Notes with the net proceeds of certain equity offerings. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire revolving loan facility. As of September 30, 2005, the Company had borrowings under the New Revolver Loan of $3.7 million and available credit of $54.4 million. Based on the September 30, 2005 balance sheet, the Company’s borrowing base was approximately $86.1 million.

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

At September 30, 2005, there was $220.0 million outstanding on the Senior Notes, $175.0 million on the Subordinated Notes, $3.7 million outstanding on the New Revolver Loan and $11.9 million outstanding under letters of credit. In addition, the Company had $8.1 million of cash and cash equivalents on hand as well as $54.4 million of availability under the New Revolver Loan.

7. Restructuring

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and as of March 31, 2004 all employees have been terminated. A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance at December 31, 2004	$2,581	$10	$2,591
Charges to income	170	—	170
Payments	(974)	(10)	(984)

Balance at September 30, 2005	$1,777	—	$1,777

During the nine months ended September 30, 2005, the Company recognized a $170 restructuring charge related to period costs associated with the two closed facilities. The balance in the restructuring reserves at September 30, 2005 represents the expected lease costs and other exit costs which are expected to be paid over the next two years. The short-term portion of the restructuring balance, which is expected to be paid over the next twelve months, is $1.1 million and is reported in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The expected long-term portion of the restructuring balance is $719 and is reported in Other Liabilities on the Condensed Consolidated Balance Sheets.

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents the expected lease costs and other exit costs for the closed facilities associated with the 1997 restructuring initiative, was $550 and $1.1 million as of September 30, 2005 and December 31, 2004, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2005.

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

The Company did not record compensation expense related to its stock option plan for the period ending September 30, 2005 because grants were at 100% of the fair market value on the grant date and no shares were issued during the period. If the fair value based method prescribed in SFAS No. 123 “Accounting for Stock-Based Compensation,” had been applied to stock option grants at the grant date, the Company’s net loss and basic and diluted net loss per share would have been reflected as summarized below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net loss
As reported	$(23,467)	$(5,474)	$(51,216)	$(18,272)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	114	119	347	346
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141)	(160)	(430)	(468)

Pro forma	$(23,494)	$(5,515)	$(51,299)	$(18,394)

Basic and diluted loss per share
As reported	$(1.93)	$(0.45)	$(4.22)	$(1.52)
Pro forma	$(1.93)	$(0.46)	$(4.23)	$(1.53)

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

For the periods ending September 30, 2005 and 2004, the Company recorded an expense of approximately $534 and $533, respectively, related to the amortization of the deferred compensation over the vesting period of the grants made under the Company’s compensation plan. During August 2005, the Company issued a total of 4,750 shares of restricted stock to the non-management members of the Company’s Board of Directors. One-third of the shares are scheduled to vest on each of the first three anniversaries of the issuance date.

9. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net loss	$(23,467)	$(5,474)	$(51,216)	$(18,272)
Weighted average common shares outstanding:
Basic and diluted	12,157	12,036	12,135	12,009
Basic and diluted loss per share:
Net loss	$(1.93)	$(0.45)	$(4.22)	$(1.52)

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

Shares of the Company’s common stock contingently issuable upon the exercise of outstanding stock options totaled 176,017 and restricted shares outstanding totaled 384,337 for the nine months ended September 30, 2005. Since the exercise prices of the then-outstanding options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended Sept. 30, 2005			Three Months Ended Sept. 30, 2004		Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004
	Pension	Post- retirement		Pension	Post- retirement	Pension	Post- retirement		Pension	Post- retirement
Service cost	$801	$		$506	$11	$2,403	$		$1,518	$33
Interest cost	1,218		102	1,033	113	3,656		306	3,099	339
Expected return on plan assets	(1,329)			(1,176)		(3,988)			(3,528)
Amortization of net loss	839		194	626	196	2,517		582	1,878	588
Amortization of prior service cost	38		(49)	38	(48)	114		(147)	114	(144)

Total pension and postretirement expense	$1,567		$247	$1,027	$272	$4,702		$741	$3,081	$816

Constar estimates that its expected contribution to its pension plans for the 2005 fiscal year is $8.5 million of which $6.8 million was paid during the nine months ended September 30, 2005.

11. Segment Information

Constar has only one reportable segment. The operations within Europe and the U.S. are similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
United States	$196,944	$165,546	$565,790	$468,538
United Kingdom	34,899	31,792	97,333	92,236
Other	25,989	25,973	79,133	78,056

	$257,832	$223,311	$742,256	$638,830

12. Commitments and Contingencies

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

The Company is a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility seeking unspecified monetary damages. The lawsuit alleges bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980 to 1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC are also defendants. The litigation is currently in the discovery stage. On May 5, 2005, the court denied Constar’s motion for summary judgment which had been brought as to one of the plaintiffs. A trial with respect to this plaintiff is scheduled to commence in January 2006. The Company believes the claims are without merit and is aggressively defending against the claims.

On May 23, 2005, the Company instituted arbitration proceedings against Mott’s Inc. and Mott’s LLP before the American Arbitration Association. The Company asserts that Mott’s has breached the terms of a supply agreement by underpaying Constar for PET preform products manufactured and sold to Mott’s pursuant to the supply agreement. In the Company’s Statement of Claim, the Company seeks damages of approximately $1.0 million, plus interest. Mott’s has stated that it intends to continue to pay a reduced amount for PET preform products supplied by the Company, and accordingly, the amount the Company seeks as damages will increase over time. Mott’s has filed a counterclaim asserting that it has overpaid for PET preforms in the past, but has not specified the amount of any such alleged overpayments. The arbitrator has scheduled a hearing for January 2006 to consider dispositive motions. If the arbitrator’s ruling on these motions does not decide all of the claims asserted by the parties, a final hearing has been scheduled to begin by May 2006.

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

Certain judgments against the Company would constitute an event of default under the Company’s New Revolver Loan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on a undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Constar has recorded an accrual of $160 for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

As of September 30, 2005 there were ten letters of credit outstanding under the New Revolver Loan with a total outstanding balance of approximately $11.9 million. These letters of credit are being used as guarantees of insurance obligations, lease security guarantees, a payment guarantee to a vendor and loan obligations of a foreign affiliate.

13. Income Taxes

During the first nine months of 2005, the Company recorded a valuation allowance of $13.7 million to cover the net operating losses being generated in the U.S. and certain other foreign locations during fiscal 2005. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. For the nine months ended September 30, 2005, the Company reported a net gain in other comprehensive income of $238, net of tax of $128.

15. Condensed Consolidating Financial Information

As discussed in Note 5, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the New Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the

Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis along with the Company’s domestic subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of September 30, 2005 and December 31, 2004;

•	Statements of operations for the three months and nine months ended Sept. 30, 2005 and Sept. 30, 2004; and

•	Statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$5,677	$2,410	$		$8,087
Inter-company receivable				65,355	4,451		(69,806)	—
Accounts receivable, net				83,117	16,897			100,014
Inventories, net				89,235	8,938			98,173
Prepaid expenses and other current assets				14,285	600			14,885

Total current assets				257,669	33,296		(69,806)	221,159

Property plant and equipment, net				149,941	8,051			157,992
Goodwill				148,813				148,813
Investments		423,664		17,360			(441,024)	—
Other assets		11,336		8,621				19,957

Total assets		$435,000		$582,404	$41,347		$(510,830)	$547,921

Liabilities, Minority Interests and Stockholders’ Equity (Deficit)
Current Liabilities
Short-term debt		$3,658	$		$1,525	$		$5,183
Inter-company payable		61,585		3,798	4,423		(69,806)	—
Accounts payable and accrued liabilities		8,234		124,556	15,359			148,149
Income taxes payable				674	(219)			455

Total current liabilities		73,477		129,028	21,088		(69,806)	153,787

Long-term debt, net of current portion		393,139						393,139
Pension and post-retirement liabilities				15,810	12			15,822
Deferred income taxes				8,068	97			8,165
Other liabilities				5,834	470			6,304

Total liabilities		466,616		158,740	21,667		(69,806)	577,217

Minority interests					2,320			2,320
Stockholders’ equity (deficit)		(31,616)		423,664	17,360		(441,024)	(31,616)

Total liabilities, minority interests and stockholders’ equity (deficit)		$435,000		$582,404	$41,347		$(510,830)	$547,921

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

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$233,055	$25,988	$		$259,043
Cost of products sold, excluding depreciation			209,398	24,474			233,872
Depreciation			10,592	733			11,325

Gross profit			13,065	781			13,846
Selling and administrative expenses			5,938	435			6,373
Research and technology expenses			1,614				1,614
Interest expense		9,533	195	56			9,784
Asset impairment charge			16,500	5,700			22,200
Foreign exchange adjustments			(68)	(5)			(73)
Other expenses, net		195	389	(16)			568

Income (loss) before taxes		(9,728)	(11,503)	(5,389)			(26,620)
Benefit (provision) for income taxes			2,505	662			3,167
Equity earnings		(13,739)	(4,741)			18,480	—
Minority interest				(14)			(14)

Net income (loss)		$(23,467)	$(13,739)	$(4,741)		$18,480	$(23,467)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$198,556	$25,974	$		$224,530
Cost of products sold, excluding depreciation			174,448	24,034			198,482
Depreciation			12,132	963			13,095

Gross profit			11,976	977			12,953
Selling and administrative expenses			6,958	470			7,428
Research and technology expenses			1,534	1			1,535
Interest expense		9,791	147	64			10,002
Foreign exchange adjustments			66	30			96
Other expenses, net			(457)	(45)			(502)

Income (loss) before taxes		(9,791)	3,728	457			(5,606)
Benefit (provision) for income taxes			357	(225)			132
Equity earnings		4,317	232			(4,549)	—
Minority interest

Net income (loss)		$(5,474)	$4,317	$232		$(4,549)	$(5,474)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$666,548	$79,132	$		$745,680
Cost of products sold, excluding depreciation			605,972	74,985			680,957
Depreciation			31,669	2,388			34,057

Gross profit			28,907	1,759			30,666
Selling and administrative expenses			16,156	1,356			17,512
Research and technology expenses			4,660				4,660
Write off of deferred financing costs		10,025					10,025
Interest expense		28,096	547	178			28,821
Asset impairment charge			16,500	5,700			22,200
Foreign exchange adjustments			824	179			1,003
Other expenses, net		883	129	(92)			920

Income (loss) before taxes		(39,004)	(9,909)	(5,562)			(54,475)
Benefit (provision) for income taxes			2,707	585			3,292
Equity earnings		(12,212)	(5,010)			17,222	—
Minority interest				(33)			(33)

Net income (loss)		$(51,216)	$(12,212)	$(5,010)		$17,222	$(51,216)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$564,296	$78,056	$		$642,352
Cost of products sold, excluding depreciation			495,629	71,303			566,932
Depreciation			36,237	2,935			39,172

Gross profit			32,430	3,818			36,248
Selling and administrative expenses			18,297	1,388			19,685
Research and technology expenses			4,051	1			4,052
Interest expense		29,377	441	154			29,972
Foreign exchange adjustments			82	421			503
Other expenses, net			(357)	368			11

Income (loss) before taxes		(29,377)	9,916	1,486			(17,975)
Benefit (provision) for income taxes			399	(715)			(316)
Equity earnings		11,105	790			(11,895)	—
Minority interest				19			19

Net income (loss)		$(18,272)	$11,105	$790		$(11,895)	$(18,272)

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Cash flows from operating activities
Net income (loss)		$(51,216)	$(12,212)	$(5,010)		$17,222	$(51,216)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		883	31,474	2,388			34,745
Asset impairment charge			16,500	5,700			22,200
Earned compensation on restricted stock			534				534
Write off of deferred financing costs		6,556					6,556
Equity earnings		12,212	5,010			(17,222)	—
Change in assets and liabilities, net		6,619	4,830	(2,228)			9,221

Net cash provided by operating activities		(24,946)	46,136	850			22,040

Cash flows from investing activities
Purchases of property, plant and equipment, net			(23,067)	(933)			(24,000)
Proceeds from sale of property, plant and equipment			570				570

Net cash used in investing activities			(22,497)	(933)			(23,430)

Cash flows from financing activities
Proceeds from sale of Senior Notes		220,000					220,000
Repayment of term loan		(121,941)					(121,941)
Proceeds from Revolver Loan		559,000					559,000
Repayment of Revolver Loan		(572,342)					(572,342)
Repayment of second lien loan		(75,000)					(75,000)
Costs associated with debt refinancing		(10,774)					(10,774)
Change in outstanding cash overdrafts			1,768				1,768
Net change in Constar inter-company loans		26,003	(26,248)	245			—
Other financing activities, net			(69)	(15)			(84)

Net cash provided by financing activities		24,946	(24,549)	230			627

Effect of exchange rate changes on cash and cash equivalents			(204)	(262)			(466)

Net change in cash and cash equivalents			(1,114)	(115)			(1,229)
Cash and cash equivalents at beginning of period			6,791	2,525			9,316

Cash and cash equivalents at end of period	$		$5,677	$2,410	$		$8,087

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net income (loss)	$(18,272)	$11,105	$790	$(11,895)	$(18,272)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,879	36,237	2,935		41,051
Earned compensation on restricted stock		533			533
Equity earnings	(11,105)	(790)		11,895	—
Change in assets and liabilities, net	4,579	(4,980)	(430)		(831)

Net cash (used in) provided by operating activities	(22,919)	42,105	3,295		22,481

Cash flows from investing activities
Purchases of property, plant and equipment, net		(15,352)	(3,717)		(19,069)
Proceeds from sale of property, plant and equipment		18			18

Net cash used in investing activities		(15,334)	(3,717)		(19,051)

Cash flows from financing activities
Repayment of Term B Loan	(936)				(936)
Proceeds from Revolver Loan	33,000				33,000
Repayment of Revolver Loan	(33,000)				(33,000)
Change in outstanding overdrafts		(2,581)			(2,581)
Net change in Constar intercompany loans	23,855	(23,855)			—

Net cash provided by (used in) financing activities	22,919	(26,436)			(3,517)

Effect of exchange rate changes on cash and cash equivalents		94	(28)		66

Net change in cash and cash equivalents	—	429	(450)		(21)
Cash and cash equivalents at beginning of period		12,319	4,159		16,478

Cash and cash equivalents at end of period	$—	$12,748	$3,709	$—	$16,457

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 76% of the Company’s revenues for the first nine months of 2005 were generated in the United States, with the remainder attributable to its European operations. During the first nine months of 2005, one customer accounted for approximately 32% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 75% of the Company’s consolidated revenues. Approximately 79% of the Company’s sales for the first nine months of 2005 relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that in the long run, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. The Company does not expect appreciable growth in the carbonated soft drink market in the near term.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products that are used in such packaging applications as hot-fill beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Approximately 17% of the Company’s sales for the first nine months of 2005 relate to custom PET containers. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

In recent years, the PET packaging industry has experienced very competitive pricing conditions. Pricing pressure continues especially for custom products that can be produced with commercially available technology. Pricing pressure for conventional products has been minimal this year and domestic conventional capacity continues to show signs of tightening. Many of the Company’s largest contracts are scheduled to expire over the next few years. The Company’s main contract with PepsiCo, its largest customer, expires on December 31, 2007.

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

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. Following a period of dramatic price increases, the price of PET resin began to decline in the beginning of the third quarter but sharply increased as a result of recent hurricanes in the southeast United States that limited raw material production capacity and resin availability. The Company has been able to secure sufficient PET resin to date to service customer needs. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage necessary to obtain PET resin on favorable terms. However, higher resin prices may impact the demand for PET packaging where customers have a choice between PET and other forms of packaging.

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

During the third quarter, the Company’s operation located in the United Kingdom reported financial results below expectations. These results were due to a sales volume shortfall and excess costs incurred to service these reduced volumes. The Company’s operations located in Holland also reported financial results below expectations and a reduction from the previous quarter’s results. These shortfalls are more directly related to competitive activities and weak customer demand. While the Company implemented key initiatives during the second quarter to improve these operating results, neither of these facilities has been able to achieve its forecasted operating targets. As a result of the shortfall in performance and results below revised expectations, the Company performed an interim impairment test as of September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the undiscounted cashflows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cashflows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cashflows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. The total loss of $22.2 million is based on a write down of $16.5 million for the UK operation and $5.7 million for the Holland facility. The Company will continue to monitor closely these operations and the different risks that may impact future carrying value of these assets.

The Company is highly leveraged. As of September 30, 2005, the Company’s debt structure consisted of the $70.0 million New Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of September 30, 2005, the Company had $3.7 million borrowed under the New Revolver Loan, $11.9 million outstanding on letters of credit and was fully drawn on the other instruments. Interest expense for the nine months ended September 30, 2005 was $28.8 million. The Company was in compliance with the financial covenants of these debt instruments at September 30, 2005.

Results of Operations

Third Quarter 2005 and 2004

Net Sales (dollars in millions)

	Three Months Ended Sept. 30,		Increase (Decrease)	Increase (Decrease)
	2005	2004
United States	$198.1	$166.7	$31.4	18.8%
Europe	60.9	57.8	3.1	5.4%

Total	$259.0	$224.5	$34.5	15.4%

Net sales increased by $34.5 million, or 15.4%, to $259.0 million in the third quarter of 2005 from $224.5 million in the third quarter of 2005. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices and increased shipments of both conventional and custom products in the U.S. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $23 million over the third quarter of 2004.

In the U.S., net sales increased $31.4 million, or 18.8%, to $198.1 million in the third quarter of 2005 from $166.7 million in the third quarter of 2004. Net sales in the U.S. accounted for approximately 76.5% of net sales in the third quarter of 2005 compared to 74.3% of net sales in the third quarter of 2004. The increase in U.S. net sales in the third quarter of 2005 from the third quarter of 2004 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 9.3% while shipments of custom units increased by approximately 28.3% over the third quarter 2004 volumes. These increases were partly offset by approximately $4.0 million of previously agreed to price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $3.1 million, or 5.4%, to $60.9 million in the third quarter of 2005 from $57.8 million in the third quarter of 2004. The increase in European net sales in the third quarter of 2005 compared to the third quarter of 2004 was primarily due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar.

Gross Profit

Gross profit increased $0.9 million, or 6.9%, to $13.8 million in the third quarter of 2005. Gross profit increased as a result of an increase in unit sales and a related increase in manufacturing efficiencies in the U.S.

These increases were offset by previously agreed to price concessions implemented to extend key contracts and meet competitive pricing, increased transportation and utility costs and decreased profitability in Europe due to continued manufacturing inefficiencies and negative product mix.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1.0 million, or 14.2%, to $6.4 million in the third quarter of 2005 from $7.4 million in the third quarter of 2004. The decease primarily relates to a reduction in costs associated with Sarbanes-Oxley compliance efforts.

Research and Technology Expenses

Research and technology expenses were $1.6 million in the third quarter of 2005 compared to $1.5 million in the third quarter of 2004.

Interest Expense

Interest expense decreased $0.2 million to $9.8 million in the third quarter of 2005 from $10.0 million in the third quarter of 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the third quarter of 2004.

Asset Impairment Charge

In the third quarter of 2005, the Company recorded an asset impairment charge of approximately $22.2 million to write down the carrying value of certain assets to fair value. The charge was the result of the declining profitability and financial results below expectations in the United Kingdom and Holland operations.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.1 million gain in the third quarter of 2005 compared to $0.1 million of expense in the third quarter of 2004. These adjustments primarily relate to changes in the foreign currency translation rates of intra-company balances.

Other (Income) Expenses, Net

Other (income) expenses, net was $0.5 million of expense in the third quarter of 2005 compared to $0.5 million of income in the third quarter of 2004. During the third quarter of 2004, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology.

Benefit (Provision) for Income Taxes

Loss before taxes was $26.6 million for the third quarter 2005 compared to a loss before taxes of $5.6 million for the third quarter 2004.

A benefit for income taxes was $3.2 million for the third quarter of 2005 compared to a benefit of $0.1 million for the third quarter of 2004. The tax benefit for the third quarter of 2005 relates primarily to benefits from the asset impairment charge. The tax benefit for the third quarter of 2004 relates primarily to the loss generated in the European operations. During the third quarter of 2005, the Company recorded a valuation allowance of $4.4 million to reduce deferred tax assets in the U.S. and certain other foreign locations.

Net Loss

Net loss was $23.5 million for the third quarter 2005 compared to a net loss of $5.5 million for the third quarter 2004. The increase in the net loss in the third quarter 2005 was primarily related to the asset impairment charge.

Nine Months Ended September 30, 2005 and 2004

Net Sales (dollars in millions)

	Nine Months Ended Sept. 30,		Increase (Decrease)	Increase (Decrease)
	2005	2004
United States	$569.3	$472.1	$97.2	20.6%
Europe	176.4	170.3	6.1	3.6%

Total	$745.7	$642.4	$103.3	16.1%

Net sales increased by $103.3 million, or 16.1%, to $745.7 million for the nine months ended September 30, 2005 from $642.4 million for the nine months ended September 30, 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased sales units and favorable foreign currency translation. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $93 million over the nine months ended September 30, 2004.

In the U.S., net sales increased $97.2 million, or 20.6%, to $569.3 million for the nine months ended September 30, 2005 from $472.1 million for the nine months ended September 30, 2004. The increase in U.S. net sales in 2005 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 6.5% while shipments of custom units increased by approximately 19.5% over the nine months ended September 30, 2004 volumes. These increases were partly offset by approximately $12 million of previously agreed to price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $6.1 million, or 3.6%, to $176.4 million for the nine months ended September 30, 2005 from $170.3 million for the nine months ended September 30, 2004. The increase in European net sales in 2005 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold of approximately 5.1%.

Net sales in the U.S. accounted for approximately 76.3% of net sales for the nine months ended September 30, 2005 compared to 73.5% of net sales for the same period in 2004.

Gross Profit

Gross profit decreased $5.5 million, or 15.4%, to $30.7 million for the nine months ended September 30, 2005 from $36.2 million for the nine months ended September 30, 2004. Gross profit decreased as a result of previously agreed to price concessions implemented to extend key contracts and meet competitive pricing, decrease in European volumes and increased transportation and utility costs. The reductions were partially offset by an increase in unit sales and a related increase in manufacturing efficiencies in the U.S.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $2.2 million, or 11.0%, to $17.5 million for the nine months ended September 30, 2005 from $19.7 million for the nine months ended September 30, 2004. The decrease primarily relates to a reduction in costs associated with Sarbanes-Oxley compliance efforts and incentive compensation charges.

Research and Technology Expenses

Research and technology expenses were $4.7 million for the nine months ended September 30, 2005 compared to $4.1 million for the nine months ended September 30, 2004. The increase in expenses relate to additional spending for the Company’s existing proprietary technologies, new emerging technologies, and an increase in customer development activity.

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

Interest Expense

Interest expense decreased $1.2 million to $28.8 million for the nine months ended September 30, 2005 from $30.0 million for the nine months ended September 30, 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the nine months ended September 30, 2004.

Asset Impairment Charge

In the third quarter of 2005, the Company recorded an asset impairment charge of approximately $22.2 million to write down the carrying value of certain assets to fair value. The charge was primarily the result of the declining profitability and financial results below expectations in the United Kingdom and Holland operations.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $1.0 million expense for the nine months ended September 30, 2005 compared to $0.5 million expense for the nine months ended September 30, 2004. These adjustments primarily relate to changes in the foreign currency translation rates of intra-company balances.

Other (Income) Expenses, Net

Other (income) expenses, net was $0.8 million expense for the nine months ended September 30, 2005. The other expense during the nine months ended September 30, 2005 primarily related to bad debt expense and earned compensation expense for restricted stock, which were partially offset by income from royalties. During the nine months ended September 30, 2004, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology offset by a $0.5 million net charge for costs incurred from a fire at one of its European facilities.

Benefit (Provision) for Income Taxes

Loss before taxes was $54.5 million for the nine months ended September 30, 2005 compared to a loss before taxes of $18.0 million for the same period in 2004.

A benefit for income taxes was $3.3 million for the nine months ended September 30, 2005 compared to an expense of $0.3 million for the nine months ended September 30, 2004. The tax benefit in 2005 primarily related to the asset impairment charge. During the nine months ended September 30, 2005, the Company recorded a valuation allowance of $13.7 million to reduce deferred tax assets in the U.S. and certain other foreign locations.

Net Loss

Net loss was $51.2 million for the nine months ended September 30, 2005 compared to a net loss of $18.3 million for the nine months ended September 30, 2004. The increase in the net loss in 2005 compared to 2004 was primarily related to the asset impairment charge, the write off of deferred financing costs and prepayment penalties associated with the 2005 refinancing.

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

The indentures governing the Senior Notes and the Subordinated Notes include such events of default as failure to pay principal or interest due on the applicable notes, failure to observe certain covenants, failure to pay certain indebtedness after final maturity or acceleration, failure to pay certain judgments, and insolvency.

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

During September 2005, the Company completed an exchange offer with respect to the Senior Notes consistent with the requirements of the Senior Notes.

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

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire facility. As of September 30, 2005, the Company had borrowings under the New Revolver Loan of $3.7 million and available credit of $54.4 million. Based on the September 30, 2005 balance sheet, the Company’s borrowing base was approximately $86.1 million.

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

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. The financial covenants require the Company to maintain a minimum level of available credit of $10.0 million and a minimum interest coverage ratio to be tested only when available credit is less than $15.0 million, and imposes maximum capital expenditures of $45.0 million for 2005, $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent. As of September 30, 2005, the Company had borrowings under the New Revolver Loan of $3.7 million and available credit of $54.4 million.

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

Net cash and cash equivalents decreased by $1.2 million during the nine months ended September 30, 2005 primarily due to the purchases of investment property which was offset by the proceeds from sale of Senior Notes less repayments of its former revolver facility and two term loans.

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

Cash Flow

Net cash provided by operating activities was $22.0 million in the nine months ended September 30, 2005 as compared to $22.5 million during the nine months ended September 30, 2004. During the first nine months of 2005, the Company’s accounts payable and accrued expenses increased $19.7 million as compared to an increase of $23.7 million increase in that balance during the same period in 2004. This increase was a result of higher raw material prices. This increase was more than offset by an increase to accounts receivable of $15.7 million during the first nine months of 2005 as compared to a $29.0 million increase in that balance during the same period in 2004. The increase in accounts receivable, net, reflects the seasonal increase in sales volume during the second and third quarter of the fiscal year compared to the fourth quarter. During the first nine months of 2005, the Company’s inventory level decreased $5.8 million as compared to an increase of $4.9 million during the same period in 2004. The decrease in inventory in 2005 was the result of additional sales unit volume and the Company’s emphasis to reduce its investment in working capital.

Net cash used for investing activities increased $4.3 million to $23.4 million in the first nine months of 2005 from $19.1 million for the same period in 2004, reflecting an increase in capital spending on equipment for custom products partially offset by reduced spending on equipment for conventional products.

Net cash provided by financing activities was $.6 million in the first nine months of 2005 reflecting net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under its former revolver facility and two term loans of $196.9 million. Costs associated with the debt refinancing were $10.8 million. Net cash used in by financing activities was $0.9 million in the first nine months of 2004 reflecting a repayment on the Term B loan of $0.9 million.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 11 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Equity (Deficit)

Stockholder’s equity (deficit) decreased to a $(31.6) million deficit at September 30, 2005 from $24.0 million at December 31, 2004. The decrease was primarily due to a net loss of $51.2 million during the nine months ended September 30, 2005.

Forward-Looking Statements

Statements included herein, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking” statements within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,”

“goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 24% of total revenues from sales in foreign currencies during the nine months ended September 30, 2005. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first nine months of 2005 from its foreign locations that utilize currencies other than the U.S. dollar, a 10% increase in the U.S. dollar value would result in approximately a $14.3 million reduction in net sales. Approximately 2% of total revenues in the first nine months ended September 30, 2005 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At September 30, 2005, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement during May 2005 to manage the floating interest rate on a portion of the Company’s Senior Notes and New Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to variability to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the New Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the New Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of September 30, 2005, a 1% change in LIBOR would have resulted in an increase of $1.2 million in annual interest expense. However, current amounts borrowed under the New Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

PART II—Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 12 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 5.	Other Information

During the third quarter, the Company’s operation located in the United Kingdom reported financial results below expectations. These results were due to a sales volume shortfall and excess costs incurred to service these reduced volumes. The Company’s operations located in Holland also reported financial results below expectations and a reduction from the previous quarter’s results. These shortfalls are more directly related to competitive activities and weak customer demand. While the Company implemented key initiatives during the second quarter to improve these operating results, neither of these facilities has been able to achieve its forecasted operating targets. As a result of the shortfall in performance and results below revised expectations, the Company performed an interim impairment test as of September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the undiscounted cashflows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cashflows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cashflows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. The total loss of $22.2 million is based on a write down of $16.5 million for the UK operation and $5.7 million for the Holland facility. The Company will continue to monitor closely these operations and the different risks that may impact future carrying value of these assets

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

Constar International Inc.

Dated: November 9, 2005	By:	/s/ William S. Rymer
William S. Rymer Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)