Form 10-K
period 2005-12-31
CONSTAR INTERNATIONAL INC
filed 2006-03-29
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

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

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant (treating Crown Holdings, Inc. and the Company’s directors and executive officers as the Company’s only affiliates for these purposes) was approximately $39,782,399 (based on the closing price of the Company’s common stock on March 23, 2006 of $3.57).

As of March 23, 2006, 12,503,512 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt;

•	The impact of the Company’s debt on liquidity;

•	The Company’s expectation that it will be cash flow negative through the first half of 2006, and the Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations;

•	The ability of the Company to achieve its 2006 operating plan and its cash improvement programs;

•	Indebtedness under the Company’s $220,000,000 of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase;

•	The Company’s ability to comply with the covenants in the instruments governing its indebtedness;

•	The Company’s ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how;

•	Conventional PET containers, which comprise the bulk of the Company’s business, generally carry low profit margins, and the market for conventional soft drink containers is not expected to grow appreciably in the near term;

•	Continued conversion from metal, glass and other materials for packaging to plastic packaging;

•	The Company’s relationships with its largest customers and suppliers;

•	The success of the Company’s customers in selling their products in their markets;

•	The Company’s ability to manage inventory levels based on its customers’ projected sales;

•	Risks associated with the Company’s international operations;

•	The terms upon which the Company acquires resin and its ability to reflect price increases in its sales;

•	The Company’s ability to obtain resin from suppliers on a timely basis;

•	The impact of consolidation of the Company’s customers on sales and profitability;

•	The Company’s ability to fund capital expenditures in the future;

•	General economic and political conditions;

•	Increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to timely market products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology;

•	The Company’s ability to control costs;

•	The Company’s ability to maintain an effective system of internal controls and remediate any material weaknesses or significant deficiencies that may be identified from time to time;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	The Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model and enhance its product mix;

•	The Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors, including without limitation those discussed under “Risk Factors” below, could also have material adverse effects on future results. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

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

Constar’s technologies are aimed at enabling the Company to meet the specific needs of products being converted from other forms of packaging to PET. Oxbar®, Constar’s oxygen-scavenging technology, enables the Company to produce the special packaging required to extend the shelf life of oxygen sensitive products. The Company believes that Oxbar is the PET industry’s best performing oxygen barrier technology. In 2005 Constar commenced commercial sales of its next-generation monolayer Oxbar technology, MonOxbar™. The Company has also developed methods for heat-setting containers without the use of traditional vacuum panels. Constar is focused on providing its customer base with the best service through technological innovation, new product development and lowest-cost production. The Company actively seeks new business where its technologies and other competitive strengths can yield attractive and sustainable profitability.

History

Constar is a Delaware corporation. Originally incorporated in 1927, the Company was an independent publicly-held corporation from 1969 to 1992, when it was purchased by Crown Cork & Seal Company, Inc. (“Crown”). Constar has been a public company since its initial public offering in November 2002. The Company’s principal executive office is located at One Crown Way, Philadelphia, PA 19154-4599, and its telephone number is (215) 552-3700.

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

The custom PET container industry is generally characterized by more complex manufacturing processes, unique materials, innovative product designs and technological know-how for products with special requirements. Because of the greater required manufacturing complexity, many custom PET applications have greater profitability and higher barriers to entry than conventional PET.

PET products include both bottles and preforms. Preforms are test-tube shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preforms are utilized in both conventional and custom applications. In the United States, manufacturers generally sell bottles. In Europe, manufacturers generally sell preforms.

The PET container business is a growing component of the United States packaging market due to continued growth in water and isotonics, conversion opportunities from other forms of packaging and the introduction of smaller sized soft drink containers. Many of these conversion opportunities involve the use of advanced or proprietary PET technologies.

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

Key Markets and Products

The Company is a leading producer of PET containers for food and beverages. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, teas, beer and flavored alcoholic beverages. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Approximately 77% of the Company’s 2005 revenue was attributable to sales in the United States and the remainder was attributable to sales in Europe.

The Company supplies bottles and preforms in both the conventional and custom PET markets.

Conventional PET

The Company’s conventional PET sales relate primarily to containers used in packaging soft drinks and water. In 2005 and in 2004, conventional PET products represented approximately 78% and 80%, respectively, of the Company’s sales. Constar’s strategy in this market segment is to maintain its relationships with major customers, improve margins and only invest when projects improve overall conventional margins and achieve the Company’s expected return on investment.

Custom PET

Custom PET products represented approximately 18% and 15% of Constar’s sales in 2005 and 2004, respectively. The Company believes that custom PET applications represent significant growth opportunities. Additionally, custom PET applications generally provide higher margins and have higher barriers to entry than conventional PET, due to greater manufacturing complexity.

Proprietary Technologies

Custom PET technologies are necessary to produce PET bottles for foods and beverages that require advanced technologies such as oxygen barrier, carbon-dioxide barrier and heat set. Oxygen barrier technologies inhibit oxygen from penetrating the packaging, which can cause the flavor and the color of the product to degrade. Carbon dioxide barrier technologies minimize the loss of carbon dioxide from carbonated products. Heat set technologies are used to allow pouring of heat processed beverages into bottles that can withstand high temperatures without deforming. In the past, products requiring these characteristics were generally packaged in glass. Currently available technologies allow these products to be packaged in PET, which is more desirable than glass because of PET’s light weight and shatter resistance.

Oxygen-Barrier. The Company’s Oxbar technology is a powerful oxygen scavenging material that increases product shelf life by inhibiting oxygen from entering the packaging. In a multilayer construction, Oxbar also acts as a carbon dioxide barrier which is ideal for products that are both sensitive to oxygen ingress and carbonation loss, like beer and many flavored alcoholic beverages. An additional benefit of Oxbar is that the barrier technology can be incorporated in the preforms from which plastic bottles are blown. This is an important competitive advantage since preforms can be shipped more economically than bottles, allowing for the blowing of oxygen-scavenger bottles on the world’s existing base of blow-molding equipment without modification.

The Company’s products now include monolayer Oxbar preforms and containers in addition to multilayer preforms and containers. Multilayer oxygen-scavenging bottles have Oxbar between two layers of PET. Monolayer bottles incorporate the scavenging technology into a single layer container. This introduces oxygen-scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multilayer injection molding machines. In a monolayer construction Oxbar maintains similar oxygen scavenging performance to multilayer Oxbar, but does not maintain multilayer carbonation retention performance making monolayer Oxbar preferable for non-carbonated oxygen sensitive products like juices, teas, sauces, and certain foods. Monolayer Oxbar bottles are not as transparent as multi-layer bottles, so customers desiring glass-like clarity may prefer multilayer products. However, continued material development has significantly improved clarity on monolayer Oxbar.

A new oxygen scavenging technology, DiamondClear™, was announced in 2005. This monolayer scavenger system uses different chemistry than Oxbar, but provides equal scavenger performance with the clarity of glass. Commercial availability of bottles with DiamondClear™ technology is expected in the second half of 2006, assuming timely completion of the Food and Drug Administration approval process.

Heat-set. The Company possesses expertise and patents that enable it to manufacture heat-set bottles that can withstand filling at temperatures in excess of 180 degrees Fahrenheit. Heat-set bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Heat-set bottles also use structural design features that absorb and withstand vacuum created inside the bottle when the contents cool after filling. The Company has developed new technology that allows the Company to produce creative product designs without traditional structural design features, enabling the Company to meet customer requirements and offer the potential for lighter-weight bottles. Constar is also working to expand other applications of heat-set technology. The Company supplies a full range of heat-set sizes, from single serve to gallon bottles.

Pasteurization. The Company has expertise and proprietary functional design features that enable its PET bottles to be filled on the same filling lines as glass bottles for pasteurized beer. During pasteurization, the sealed bottle and its contents are subjected to heat, which both increases the internal pressure of the bottle and decreases the rigidity of the bottle. The Company’s pasteurizable bottle has a proprietary base design that resists deformation during this process.

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are under contracts containing provisions that allow for the pass through of changes in the price of PET resin under various timing mechanisms. In 2005, the Company’s top five customers accounted for approximately 55% of the Company’s sales, while the Company’s top ten customers accounted for approximately 70% of the Company’s sales. During the same period, purchases by PepsiCo accounted for approximately 33% of the Company’s sales. Other than PepsiCo, no customer accounted for more than 10% of the Company’s sales in 2005. The Company is continually seeking ways to expand its customer base.

Research and Development

The Company conducts its major technology and product development work, as well as testing and product qualification, at in-house laboratories. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, Constar’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company’s research and development staff have advanced degrees in chemical engineering, mechanical engineering and polymer science. Typical activities of the staff include:

•	determination of ideal design, lightest weight, and optimum finish;

•	design development to enhance product preference;

•	use of predictive tools to minimize development cycle;

•	unit cavity production and the making of samples;

•	blow-mold trials in the process lab and in the field;

•	setting process parameters and specifications;

•	assisting customers’ tests of new containers; and

•	material development.

Sources and Availability of Raw Materials

The Company buys PET resin directly from a diverse base of leading resin suppliers in the United States, Europe and Asia. While specialized PET resin is required for some hot-fill and other specific applications, most of the major PET manufacturers supply a full range of resin specifications. The Company believes that the large volume of resin that it purchases provides leverage that assists it in negotiating favorable resin purchasing agreements.

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

Competition in the PET industry is intense. In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Margins are tight in the conventional soft drink and water business, and differentiation is obtained by cost advantage of scale, design and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, there is more value placed on technology and innovation in custom PET, since patents, know-how, specialized equipment, process techniques and specialized materials are used in the manufacture of many custom PET products. Some of this technology, however, is commercially available.

The PET business is highly capital intensive, with whole manufacturing lines often committed to the requirements of a single customer. An important element of competition is the strength of each company’s process for evaluation, design, presentation and execution of new product development opportunities presented by the packaging needs of customers. Product design, engineering and investment decisions made when new capacity is acquired, and the financial and contractual terms obtained with customers to support that investment, are key determinants of a company’s success in this market. Flexibility of the manufacturing platform, large scale plants that distribute overhead costs broadly, and continuous improvement are sources of competitive cost advantage.

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its oxygen-scavenging technology, as well as patents related to its line of heat-set bottles. The earliest of the oxygen-scavenging patents is not due to expire for approximately two years. The Company also owns registrations of, and/or pending applications for registration of, the trademarks CONSTAR, OXBAR and other marks in the United States and various foreign jurisdictions.

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

Environmental Liabilities and Costs

The Company’s facilities and operations are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management, and disposal and remediation of environmental sites. The Company is also subject to employee health and safety laws. The nature of its operations exposes the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. Constar believes its operations are in material compliance with applicable requirements; however, there can be no assurance that material costs will not be incurred in connection with these liabilities or claims. Based on the Company’s experiences to date, it believes that the future cost of compliance with existing environmental and employee safety laws and regulations will not have a material adverse effect on the Company. Future events, including changes in laws and regulations or their interpretations and the discovery of presently unknown conditions, may nevertheless give rise to additional costs that could be material.

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

The Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath Constar’s Didam facility but it also appears to extend from an up gradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has an accrual of $0.2 million for estimated costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, or CERCLA, provides for responses to and joint and several liability for releases of hazardous substances into the environment. Constar has received requests for information or notifications of potential liability from the Environmental Protection Agency, or EPA, under CERCLA and certain state environmental agencies under state superfund laws for off-site locations. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at two adjacent sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at these sites. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. The Company has not incurred any significant costs relating to these matters to date and does not believe that it will incur material costs in the future in responding to conditions at these sites.

Employees

As of December 31, 2005, the Company employed 2,017 employees, with 1,695 in the United States and 322 in Europe. None of its U.S. employees are unionized. There are union workers at its Sherburn, United Kingdom plant and its Didam, Netherlands plant. The Company believes that its employee relations are good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

Securities Exchange Act Reports

Constar maintains an Internet website at the following address: www.constar.net. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K. Constar makes available on or through its website certain reports and amendments to those reports that Constar files with or furnishes to the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Constar makes this information available on its website free of charge as soon as reasonably practicable after it electronically files the information with, or furnishes it to, the SEC. You may also read and copy any materials Constar files with the SEC at the SEC’s Public Reference Room that is located at 100 F Street, NE, Washington DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access Constar’s filings through the SEC’s internet site: www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below, and all of the other information in this Form 10-K and the Company’s other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.

Risks Related to Our Business and Industry

We may not generate profits in the future and we had net losses in recent years.

For the fiscal years ended December 31, 2005 and 2004 we had a net loss of $60.0 million and $6.8 million, respectively. For the fiscal year ended December 31, 2003, we had a net loss of $220.5 million, which included a goodwill impairment charge of $183.0 million. Continuing net operating losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to operating losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; an asset impairment charge; a write-off of deferred financing costs; delays in conversions to PET from other forms of packaging; an unfavorable shift in conventional product mix; operating difficulties in our European business; and higher inventory levels that produced an increase in warehousing and product handling costs. These and other factors may continue to adversely affect our business.

If we do not generate sufficient cash flow, we will not be able to service our debt and provide for ongoing operations.

If we are unable to generate sufficient cash from operating activities to service our debt and fund our operations, or if we are unable to refinance our debt, we may have to defer capital expenditures or sell assets to generate cash, which could weaken our competitive position. As of December 31, 2005, we had $405.2 million in principal amount of debt outstanding consisting of our secured notes, our senior subordinated notes, other long-term debt and borrowings under our credit facility. As of December 31, 2005, $10.5 million was drawn under our credit facility and we were able to incur up to an additional $48.8 million of indebtedness under our credit facility based on the size of our borrowing base as of such date. We will need to generate enough cash to service our debt and to fund our operations. Although interest rates and the amount outstanding under our credit facility and the secured notes may vary, based on interest rates in effect as of December 31, 2005, servicing our outstanding indebtedness would require annual payments of $37.6 million of interest (excluding $2.2 million of annual amortization of financing fees and debt discount). Our ability to generate cash depends to some extent on general economic, competitive, legislative and other factors beyond our control. Borrowings under our credit facility may alleviate our short-term cash needs, but any borrowings under such facility may further increase our debt. In addition, we may need to refinance all or a portion of our debt and we may be unable to do so on commercially reasonable terms or at all. Moreover, it may be more difficult for us to refinance our credit facility or other debt because we have granted liens on substantially all of our assets to secure our credit facility and our secured notes.

Our debt may negatively impact our liquidity, limit our ability to obtain additional financing and harm our competitive position.

Our debt may have important negative consequences for us, such as:

•	limiting our ability to obtain additional financing;

•	limiting funds available for us because we must dedicate a substantial portion of our cash flow from operations to the payment of interest expense, thereby reducing the funds available to us for other purposes, including capital expenditures;

•	increasing our vulnerability to economic downturns and changing market and industry conditions; and

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns.

Our annual debt service costs will vary because some of our debt bears floating interest rates, and the amount outstanding under the credit facility will change from time to time. However, based on interest rates and debt levels at December 31, 2005, our annualized cash interest costs for fiscal 2006 would be approximately $37.6 million.

We and our subsidiaries may be able to incur substantial additional debt in the future. If new debt is added to our current debt limit or debt levels or the current debt levels of our subsidiaries, the related risks that we and they now face could intensify.

We currently plan to finance ordinary business operations through borrowings under our credit facility, which are subject to conditions and borrowing base limitations, because we expect to be cash flow negative through the first half of 2006.

We had a net negative cash flow from operating and investing activities of $7.3 million for the 12 months ended December 31, 2005. We expect to have negative cash flow from operating activities and after investing activities through the first half of 2006. We currently plan to finance ordinary business operations through borrowings under our credit facility through the second half of 2006. Our ability to borrow funds under our credit facility is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivables and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. As of December 31, 2005, we had borrowings under our credit facility of $10.5 million and available credit of $48.8 million. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access our credit facility, we may become illiquid and we may be unable to finance our ordinary business activities.

Our interest expense may increase since indebtedness under the secured notes and our credit facility is subject to floating interest rates.

The secured notes and our borrowings under our credit facility are subject to floating interest rates and the amount outstanding under the credit facility will change from time to time. Based on interest rates and debt levels at December 31, 2005, our annualized cash interest costs for fiscal 2006 would be approximately $37.6 million. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. As of December 31, 2005, we had approximately $230.5 million in borrowings under the secured notes and our credit facility. As of December 31, 2005, we were able to incur up to an additional $48.8 million of indebtedness under our credit facility based on the size of our borrowing base as of such date. A 1% increase in market interest rates on our floating rate borrowings outstanding as of December 31, 2005 after giving effect to the swap described below would result in an annual increase in our interest expense and a decrease in our income before taxes of approximately $1.3 million.

In May 2005, we entered into an interest rate swap on $100.0 million notional amount of our secured notes and our credit facility. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate of 7.9%.

Our flexibility in operating our business and our ability to repay our indebtedness may be limited as a result of certain covenant restrictions in the instruments governing our indebtedness.

Our credit facility and the indentures governing the secured notes and our senior subordinated notes contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants will limit our flexibility in operating our business. Failure to comply with these covenants could give rise to an event of default under the indentures governing the secured notes and our senior subordinated notes. These covenants restrict, among other things, our ability to:

•	incur additional indebtedness and guarantee obligations;

•	create liens;

•	engage in mergers, consolidations, liquidations or the creation of subsidiaries;

•	change the nature of our business;

•	make equity investments or loans;

•	sell, lease or otherwise dispose of assets;

•	engage in sale and leaseback transactions and operating lease transactions;

•	sell or discount notes or receivables;

•	engage in transactions with affiliates;

•	pay dividends, make distributions or redeem any equity securities;

•	modify our organizational documents or certain debt documents;

•	change our accounting treatment and reporting practices;

•	engage in speculative transactions;

•	enter into agreements restricting our ability or the ability of a subsidiary to incur liens, or restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, us or any of our other subsidiaries;

•	prepay certain indebtedness; and

•	allow debt to be designated as senior debt.

Our credit facility also includes financial covenants that are dependent on our achieving our operating plans. If we default on any of our covenants, including as a result of significantly falling short of our operating plans, and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under our credit facility, the secured notes and our senior subordinated notes to be due and payable immediately and the lenders under our credit facility or the trustee under the indenture governing the secured notes could proceed against any collateral securing that indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms.

Our credit facility is secured by our domestic and United Kingdom inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and other intangibles, as well as a pledge of all of the outstanding capital stock of our domestic and United Kingdom subsidiaries and 65% of the voting stock of our other foreign subsidiaries. As of December 31, 2005 and 2004, the book value of such assets was approximately $160.5 million and $159.6 million, respectively.

Conventional PET containers account for over 75% of our sales and generally carry low profit margins.

For the years ended December 31, 2005 and 2004, approximately 78% and 80% respectively, of our sales related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations.

The market for conventional products may decline.

In recent years, the largest growth within conventional products has come from bottled water. We believe that over time our profitability from water bottle sales may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. In addition, based upon current market conditions, we do not expect appreciable growth in the carbonated soft drink market in the near term.

If the market for custom PET packaging does not grow as large or as quickly as we anticipate, our growth and profitability may be lower than we currently expect.

To the extent that the custom PET market does not grow as large or as quickly as we anticipate, our growth and profitability may be lower than we currently expect. We believe that one of the keys to our future success will be our ability to sell more custom PET products. Partly because of the more complex technologies required for custom PET, our margins are generally higher for custom PET products than for conventional PET products. We believe that an increasing number of products will convert from glass, metal and other packaging to custom PET packaging. A slow rate of conversion would limit our growth.

Our net sales and profitability may decline if we lose PepsiCo as a customer or if PepsiCo reduces the number of containers that it purchases from us.

PepsiCo may in its discretion terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party who currently owns 23.9% of our common stock) of our outstanding capital stock or United States-based PET assets. The loss of PepsiCo as a customer would cause our net sales and profitability to decline significantly. Our main supply agreement with PepsiCo expires on December 31, 2007. Our sales to PepsiCo accounted for approximately 33% and 30%, respectively, of our revenue for the years ended December 31, 2005 and 2004. In addition, notwithstanding PepsiCo’s commitment to purchase containers from us in certain geographic regions, PepsiCo may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards.

The loss of our intellectual property rights, for which we enjoy limited protection, would negatively impact our ability to compete in the PET industry.

If we are unable to maintain the proprietary nature of our technologies, we may lose the ability to generate royalties in the future by licensing our patented technologies and our competitors may use our technologies to compete with us. We have a number of patents covering various aspects of the design and construction of our products, including our Oxbar technology. Our patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products, design around our patents or infringe upon our patents. The costs of litigation to defend our patents could be substantial and may outweigh the benefits of enforcing our rights under our patents. We market our products internationally, and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of our domestic patents have been registered in other countries. We also rely on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of this information. In addition, we have from time to time received letters from third parties suggesting that we may be infringing their intellectual property rights, and third parties may bring infringement suits against us. If the claims of these third parties are successful, we may be required to seek licenses from these third parties or refrain from using the claimed technology. In addition, other parties use oxygen barrier technologies, and to the extent we determine that any such technologies infringe upon our patents, we may have to bring infringement suits to enforce our patent rights. In any such infringement suit, a defendant would likely seek to invalidate the patents at issue.

We have licensed Oxbar to some of our competitors which may allow our licensed competitors to compete more effectively with us.

We have licensed to some of our competitors certain applications of our Oxbar technology. This may offset some of the competitive advantage offered by Oxbar and allow our licensed competitors to compete more effectively with us. We may also license other technologies that currently exist or that we may develop in the future. Any such licensing activity may harm our competitive position.

The competitive advantages of our Oxbar technology may also be weakened by the sublicense rights held by a third party.

Oxbar technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s oxygen scavenging technology patents, but not each other’s know-how. The competitive advantages that we believe can be achieved through Oxbar may not be fully realized to the extent that Rexam uses Oxbar to compete with us or sublicenses Oxbar to any of our existing or potential competitors or customers, or other third parties. From time to time we have attempted to negotiate a new agreement with Rexam to modify our respective rights to Oxbar, but to date no such agreement has been concluded and such an agreement may never be concluded.

Our products and services may become obsolete.

Significant technological changes could render our existing technology or our products and services obsolete. The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to compete may dissipate if our existing technologies are rendered obsolete. Our United States and European Oxbar patents begin to expire in 2008. If we are unable to respond successfully to technological developments or do not respond in a cost-effective way, or if we do not develop new technologies, our net sales and profitability may decline. To be successful, we must adapt to rapidly changing markets by continually improving our products and services and by developing new products and services to meet the needs of our customers. Our ability to develop these products and services will depend, in part, on our ability to license leading technologies useful in our business and develop new offerings and technology that address the needs of our customers. Similarly, the equipment that we use may be rendered obsolete by new technologies. A significant investment in new equipment may reduce our profitability.

Our business and operations may be disrupted if we have difficulty replacing key personnel.

We believe that our success will depend on continued employment by us of senior management and key technical personnel. If one or more of these persons are unable or unwilling to continue in their present positions, and if we are unable to attract and retain other comparable personnel, our business and operations could be disrupted. Several members of our senior management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because our business is highly specialized, we believe that it would also be difficult to replace our key technical personnel. In addition, we do not currently maintain key man insurance for any of our senior managers or technical personnel.

As our customers change their product lines and marketing strategies, demand for our products may fluctuate.

A reduction in demand for PET packaging may reduce our net sales and negatively impact our prospects for future growth. From time to time our customers change product lines, eliminate product lines and reduce the amount that they spend on marketing product lines. As a result, our customers’ demand for PET packaging may fluctuate or decrease permanently.

Consolidation of our customers may increase their negotiating leverage and reduce our net sales and profitability.

The consolidation of our customers may reduce our net sales and profitability. If one of our larger customers acquires one of our smaller customers, or if two of our customers merge, the combined customer’s negotiating leverage with us may increase and our business with the combined customer may become less profitable. In addition, if one of our customers is acquired by a company that has a relationship with one of our competitors, we may lose that customer’s business. The consolidation of purchasing power through buyer cooperatives or similar organizations may also harm our profitability.

We may lose business to other forms of packaging or to our competitors in the PET industry.

Competition from producers of other forms of packaging and our competitors within the PET industry may cause our customers to purchase other types of packaging or to purchase PET containers from our competitors, which may reduce our net sales and profitability. PET containers compete in the packaging market with other plastic containers, glass bottles, metal cans, paperboard cartons and other materials. Changes in the relative cost and quality of other packaging materials may reduce the market for PET containers. Some of our competitors have greater financial, technical and marketing resources than we do. Our current or potential competitors may offer products at a lower cost or products that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Although we typically sell to our customers pursuant to contracts with terms of two to five years, many of our contracts (and typically our most significant contracts) provide that our customers may purchase from an alternative source if we cannot provide products that are of similar quality at an equivalent price. If we lower prices in response to such provisions, or if we lose a significant amount of business from one or more customers, our net sales and profitability may decline.

In addition to competition with other independent suppliers of PET packaging, some of our potential customers produce their own PET containers. Coca-Cola, one of the largest end-users of conventional PET containers in the United States, self-manufactures its own PET preforms and blows its own bottles. Some of our customers have developed in-house preform production and bottle blowing capacity, and we believe that such in-house capabilities will continue to be developed in the future. This may reduce our sales and our profitability.

If we do not have adequate funds to meet our capital needs, our business may be impaired and our profitability reduced.

If we do not have adequate funds to make our capital expenditures or if the expected benefits of capital expenditures are not achieved, our business may be impaired and our profitability reduced. Our business is capital intensive, and our equipment is currently operating at near full capacity. We expect to have substantial capital needs in the near future for capacity expansion. If we do not have funds available to satisfy our capital expenditure requirements, we may not be able to pursue our strategy for profitable growth. We cannot be certain that our capital needs will not be larger than expected. We also cannot be certain that the expected benefits of any capital expenditures will be achieved.

The future cash flows of our British and Dutch operations may not be sufficient to cover the carrying value of their assets.

As a result of a shortfall in performance and results below revised expectations during the third quarter of 2005 in our British and Dutch operations, the Company performed an interim impairment test as of

September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the undiscounted cash flows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cash flows of both the United Kingdom and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cash flows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. The total loss of $22.2 million is based on a write down of $16.5 million for the United Kingdom operation and $5.7 million for the Holland facility. If the United Kingdom and Holland operations do not meet revised expectations then an additional asset impairment may be required.

We require large quantities of resin to manufacture our products so that increases in the price of resin may negatively impact our financial results and may deter the growth of the PET market.

We use large quantities of plastic resin in manufacturing our products and increases in the price of resin may increase our cost of products sold, reduce our profitability and reduce our prospects for growth. Resin is the principal raw material used in the manufacture of our products. Resin is subject to substantial price fluctuations. Resin is a petrochemical product and resin prices may fluctuate with prices in the worldwide oil and gas markets. Political or economic events in oil or gas producing countries, such as those in the Middle East, may impact the price of resin. We generally do not have long-term supply contracts with our resin suppliers and are therefore subject to the risk of fluctuations in the price of resin. Although substantially all of our business is under contracts that permit us to pass changes in the price of resin through to our customers, market conditions may not permit us to fully pass through any future resin price increases or may force us to grant other concessions to customers. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, may increase our cost of products sold and reduce our profitability. A sustained increase in the price of resin may slow the rate of conversion of alternative packaging materials, such as glass and metal, to PET, or may make these alternative packaging materials more attractive than PET. A sustained increase in the price of resin may also result in an increased price to consumers, which may affect consumer preference for PET packaging. If these factors reduce the demand for PET packaging, it may significantly reduce our prospects for growth.

PepsiCo may exercise its right to supply us with an increasing amount of resin, which may reduce our ability to negotiate favorable resin purchase contracts.

PepsiCo currently supplies us with a portion of our resin requirements for manufacturing PepsiCo containers. PepsiCo has the right to supply us with an increasing amount of resin, which may reduce our profitability. Because we are a large purchaser of resin, we enjoy significant leverage in negotiating resin purchase agreements. To the extent that PepsiCo exercises its right to supply us with an increasing amount of resin, the amount of resin that we purchase will decline and we may lose some of our leverage in negotiating resin purchase agreements. If we have to pay higher prices for resin, our costs will increase and we may not be able to offer our customers pricing terms as favorable as those we offer now or as favorable as those offered by our competitors.

Any failure to obtain resin on a timely basis or any significant interruptions in the supply of resin could prevent us from supplying our customers on a timely basis and disrupt our operations.

If our suppliers are unable to meet our requirements for resin, it may prevent us from manufacturing our products. Our suppliers may not continue to provide resin to us at attractive prices, or at all, and we may not be able to obtain resin in the future from these or other suppliers on the scale and within the time frames we require. Any failure to obtain resin on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could prevent us from supplying our customers on a timely basis.

Expansion of our operations might place a significant strain on our suppliers, some of whom have limited resources and production capacity. Certain of our suppliers, in turn, may rely on sole or limited sources of supply for components included in the resin that they sell to us. Failure of our suppliers to adjust to meet such increasing demand may prevent them from continuing to supply resin in the quantities and at the quality and the times required by us, or at all. In addition, we expect that the European PET market will be a net importer of resin in the near term. If we are unable to obtain all of our resin from domestic producers, we may have to import resin. Imports may be subject to tariffs and other added costs and may be subject to greater risk of supply disruption owing to shipping distances, reliability of suppliers and other factors.

We depend on a small number of suppliers for some of the manufacturing equipment that we would need to expand.

Our business relies on specialized manufacturing equipment that is produced by a small number of suppliers. If any of these suppliers increases its prices significantly, goes out of business or is otherwise unable to meet our requirements for necessary equipment, we may be unable to expand our operations. This may significantly reduce our prospects for growth.

We earn a significant portion of our revenue in warmer months, and cool summer weather may result in lower sales.

Unseasonably cool weather during a summer could reduce our sales and profitability. A significant portion of our revenue is attributable to the sale of beverage containers. Demand for beverages tends to peak during the summer months. In the past, significant changes in summer weather conditions have affected the demand for beverages, which in turn affects the demand for beverage containers manufactured by us.

The seasonal nature of our business impacts our cash flows.

As a result of the seasonal nature of our business, cash flow requirements are the greatest in the first several months of each fiscal year because of the increased working capital required to build inventory for the warmer months and because of lower levels of profitability associated with softer sales during the first few months of each fiscal year. A cool summer may have a significant impact on cash flow because of lower profitability and the impact on working capital.

A small number of stockholders are in a position to influence most of our significant corporate actions because they hold a significant amount of our common stock.

As of February 28, 2006, Eagle Rock Capital Management, L.L.C., Wells Fargo & Company, Crown Cork & Seal Company, Inc., and David J. Greene and Company, LLC and/or their respective affiliates, had publicly reported the ownership of an aggregate of 7,549,952 shares, or approximately 60.4%, of our common stock. These entities, acting alone or in concert, may be able to influence the outcome of corporate actions requiring stockholder approval. As a result, these entities are in a position to influence most of our significant corporate actions.

We are subject to foreign currency risk and other instabilities from our international operations.

For the years ended December 31, 2005 and 2004, we derived approximately 23% and 26%, respectively, of our revenue from sales in foreign currencies. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the British pound and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

As a result of our international operations, we are also subject to risks associated with operating in foreign countries, including changes in governmental policies and regulations, war, acts of terrorism and other sources of instability. We are also at risk for acts of terrorism in the United States. These risks may negatively impact our financial condition and results of operations.

Higher energy costs or frequent or sustained power interruptions may increase our operating costs and limit our ability to supply our customers.

Electrical power is vital to our operations, and we rely on a continuous power supply to conduct our business. If energy costs substantially increase in the future, we could experience a significant increase in operating costs. In addition, we have experienced power interruptions at our manufacturing facilities, particularly during severe weather conditions. Frequent or sustained power interruptions, particularly at our larger manufacturing facilities, may limit our ability to supply our customers and negatively impact our business.

We are exposed to the risk of liabilities or claims related to environmental and health and safety standards.

Our facilities and operations are subject to federal, state, local and foreign environmental and employee health and safety laws and regulations, including those regarding the use, storage, handling, generation, transportation, treatment, emission and disposal of certain substances and remediation of environmental impacts to soil and groundwater. The nature of our operations exposes us to the risk of liabilities or claims with respect to environmental and worker health and safety matters.

Currently, we are involved in a small number of compliance and remediation efforts primarily concerning wastewater discharge and possible soil and groundwater contamination, including investigations and certain other activities at our Didam, Netherlands facility. Based on information presently available, we do not believe that the cost of these efforts will be material. However, environmental and health and safety matters cannot be predicted with certainty, and actual costs may increase materially.

We face products liability risks and the risk of negative publicity if our products fail or if our customers and suppliers are affected by products liability risks or negative publicity.

Our business is exposed to products liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for products liability claims, the amount and scope of our insurance may not be adequate to cover a products liability claim that is successfully asserted against us. Our products liability insurance does not cover product recall costs. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms or at all.

In addition, we are exposed to the products liability risk and negative publicity affecting our customers and suppliers. Because many of our customers are food, beverage and other consumer products companies, with their own products liability risks, our sales may decline if any of our customers are sued on a products liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers’ products that use our containers.

Our operations and profitability could suffer if we experience labor relations problems or if we do not reach new union agreements on satisfactory terms.

A prolonged work stoppage or strike could prevent us from operating our manufacturing facilities. The contract with our union employees in our Didam, Netherlands facility expires on September 30, 2006. The contract with our union employees in our Sherburn, England facility expired on December 31, 2005. We believe that our employee relations are good and that we will be able to reach a new agreement on satisfactory terms. However, we may not be able to reach a new agreement without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us.

We have a significant amount of goodwill and may be required to write down goodwill in certain circumstances, which would result in lower reported net income (or higher net losses) and a reduction of our net worth.

We have a significant amount of goodwill and a write-down of our goodwill would reduce our net worth and would reduce our net income or increase our net loss. At December 31, 2005 we had $148.8 million of goodwill. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we will no longer amortize goodwill reflected on our balance sheet. We are, however, required to evaluate goodwill reflected on our balance sheet to determine whether the goodwill is impaired under the guidelines of the standard. Accordingly, we will need to test the value of our goodwill for impairment at least annually and, under certain circumstances, recognize an impairment charge.

One circumstance that may indicate the need for an immediate impairment review would be if our book value was in excess of our market capitalization. In the second quarter of 2003, we recognized an impairment charge of $183.0 million partly as a result of a decline in our market capitalization.

We may not be able to report accurately our financial results or prevent fraud if we fail to maintain an effective system of internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our auditors to evaluate and assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. We might not be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act. Our auditors might not complete their review and assessment of our internal controls in a timely manner. Finally, our management and our auditors might not conclude that our internal controls are effective.

We are subject to lawsuits and claims that could adversely affect our results of operations and financial position.

We are subject to lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. For example, we and certain of our present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit alleging that the registration statement and prospectus for our initial public offering of our common stock on November 14, 2002 contained material misrepresentations and/or omissions. We believe that this lawsuit is without merit. See “Our Business—Legal Proceedings” for a fuller description of this and other cases. However, litigation can be costly and time-consuming and the outcomes of lawsuits cannot be predicted. A significant judgment in this or any other lawsuits could materially and adversely impact our results of operations and financial position.

We have an underfunded pension plan and an unfunded post-retirement medical/life insurance plan, which could affect our cash flow and financial condition.

We maintain funded pension plans in the U.S., the U.K. and Holland and an unfunded retiree medical/life insurance plan in the U.S. In 2005, we contributed approximately $7.5 million in the aggregate to the U.S. pension and retiree medical/life insurance plans, and we expect to contribute approximately $5.6 million in the aggregate to these plans for 2006. As of December 31, 2005, our U.S. pension plan was under funded on a termination basis by approximately $29.0 million and our unfunded retiree medical and life insurance benefit obligation was approximately $4.5 million.

The U.S. pension plan’s assets consist primarily of common stocks and fixed income securities. If the performance of these investments does not meet our assumptions, the underfunding of the U.S. pension plan may increase and we may have to contribute additional funds to the U.S. pension plan. In addition, federal legislative proposals have been made that could, if enacted, require us to significantly increase our funding obligations to the U.S. pension plan, and recently enacted legislation is expected to increase the premiums that we pay to the Pension Benefit Guaranty Corporation, or PBGC, with respect to the plan. The actual impact of the proposed legislation would depend on the requirements of the legislation if enacted, contributions to and distributions from the U.S. pension plan and the investment performance of the U.S. pension plan’s assets. An increase in U.S. pension plan contributions and expenses could decrease our available cash to pay outstanding obligations and our net income. While the U.S. pension plan continues in effect, we will continue to incur additional pension obligations. Our U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC has the authority to terminate an under funded plan under certain circumstances. In the event that our U.S. pension plan is terminated for any reason while the plan is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the under funding.

In 2005, we contributed approximately $1.0 million in the aggregate to the U.K. and Holland pension plans, and we expect to contribute approximately $975,000 in the aggregate to these plans for 2006. As of December 31, 2005, these plans were under funded by approximately $5.1 million.

Risks Related to Our Relationship with Crown

If we lose the benefit of our agreements with Crown, the costs of the services we receive may increase.

We were a wholly-owned subsidiary of Crown until Crown sold most of our equity in a November 2002 public offering. At the time of such offering, we entered into a number of transitional arrangements and other contractual agreements with Crown that were made in the context of a parent-subsidiary relationship and negotiated in the overall context of such offering. As a result, these agreements are not on arm’s length terms and are not representative of the terms that we might have reached with unaffiliated third parties or of the terms of future agreements that we may enter into with unaffiliated third parties. As a result of a material breach relating to us, Crown may cease to provide these services.

As the corporate services provided by Crown decrease and as we develop internal information technology and other services, our business may be disrupted.

We were formerly a wholly owned subsidiary of Crown and received information technology and other corporate services from Crown. Following Crown’s sales of our equity in November 2002, Crown continued to provide services to us pursuant to contracts between Crown and us. The types of services provided by Crown have since decreased and are expected to continue to decrease as we develop and enhance our own corporate service capabilities over time. The development and implementation of these capabilities may divert management’s attention and involve significant costs. We expect the development of our own information technology systems to be particularly demanding. Our business may be disrupted as we continue the transition to internal corporate services.

We could be liable for Crown’s pension obligations if the Crown pension plans are terminated and it is determined that the principal purpose of Crown’s sale of our equity was to evade pension liability.

Under certain circumstances we may be liable for Crown’s pension obligations. The Crown pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA, and if all Crown pension plans terminated as of December 31, 2003, they would have been under funded on a termination basis by approximately $760 million. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an under funded plan under certain circumstances. If the Crown pension plans are terminated within five years of the November 20, 2002 closing of Crown’s public sales of our equity, the PBGC may bring a claim under ERISA to hold us liable for the Crown plans’ under funding if it is determined that a principal purpose of such sales was to evade pension liability. We do not believe that is the case. Because Crown used its proceeds from such sales to pay a portion of its debt, we believe it is unlikely that we would be liable for any such claim, but we may not prevail. The actual amount for which we may become liable in the future depends on the future funding status of Crown’s pension plans. In any case, if any of these claims are brought against us in the future, they may be costly to defend and they may reduce our liquidity.

We could be liable for income taxes owed by Crown for the period prior to Crown’s sale of our equity.

Prior to Crown’s sales of our equity in November 2002, our tax results were consolidated with those of Crown and its United States subsidiaries, and we could be liable for income taxes owed by Crown for those years. Since November 20, 2002, we have not been part of the federal consolidated group or any state combined or consolidated group including Crown and its United States subsidiaries. However, with respect to the years during which we were part of this consolidated group, we are severally liable for the federal income tax liability of each other member of the Crown consolidated group. We could also be jointly and severally liable for state tax liabilities of each other member of a combined or consolidated group for state tax purposes for the years that included us or any of our subsidiaries and Crown or any of its subsidiaries. Certain of our non-United States subsidiaries were also part of a combined tax group including subsidiaries of Crown. We could similarly be liable for foreign taxes of each other member of such a combined tax group for years that our non-United States subsidiaries were included in a combined tax group. Consequently, the Internal Revenue Service or other taxing authority may seek payment of any of the foregoing taxes from us. Disputes or assessments could arise during future audits by the Internal Revenue Service or other taxing authorities in amounts that we cannot quantify.

Crown’s creditors may issue claims against us if Crown is unable to meet its financial obligations, including obligations to its lenders, pension plan obligations and payments to settle asbestos-related claims.

If Crown is unable to meet its own financial obligations, including obligations to its lenders, pension plan obligations and payments to settle asbestos-related claims, Crown’s creditors may try to bring their claims for payment against us. If these claims are successful, they may result in significant liabilities to us. Crown is highly leveraged and, as of December 31, 2005 the aggregate amount of its outstanding indebtedness was approximately $3.4 billion. A significant portion of Crown’s operating cash flow is used for the payment of principal and interest, funding pension plan obligations and for payments to settle asbestos-related claims brought against Crown. Crown may not be able to access the capital markets in the future, or successfully repay, refinance or restructure its debt. No claims have been asserted against us by Crown’s own creditors, and asbestos-related claims against Crown have not involved our business. While we believe it is unlikely that our historical relationship with Crown would result in liability for claims by Crown’s creditors, we may not prevail in such a claim. In any case, if any of these claims are brought against us in the future, they may be costly to defend and they may reduce our cash flow. We may also have joint liability with Crown for certain taxes, pension obligations and other similar statutory obligations, as discussed in the two immediately preceding risk factors.

Two of our directors may have conflicts of interest because of their positions with Crown.

One of our directors, Frank J. Mechura, is an executive officer of Crown. Another of our directors, William G. Little, is a director of Crown. Mr. Mechura and Mr. Little owe fiduciary duties to the stockholders of each company and may have conflicts of interest in matters involving or affecting us and Crown. Under our certificate of incorporation and the corporate agreement between us and Crown, we have renounced any interests or expectation in being offered any business opportunity presented to Crown or any of its affiliates. In the event that one of our directors who is also a director, officer or employee of Crown or any of its affiliates acquires knowledge of a potential transaction or matter which may be a corporate opportunity for us, that director will have no duty to communicate or present the corporate opportunity to us. In addition, that director may communicate or present the corporate opportunity to Crown or any of its affiliates and will not be liable to us or our stockholders for breach of any fiduciary duty as one of our directors by reason of the fact that Crown or any of its affiliates pursues or acquires the corporate opportunity for itself, directs the corporate opportunity to another person or does not communicate information regarding such corporate opportunity to us.

If any transfers of assets to us in connection with Crown’s sale of our equity are deemed to be fraudulent conveyances by Crown, we may be required to return the assets to Crown.

If any transfers of assets to us by Crown in connection with Crown’s November 2002 sales of our equity are found to be fraudulent conveyances, we may be required to return the assets to Crown or may be held liable to Crown or its creditors for damages alleged to have resulted from the conveyances. In connection with such sales, Crown transferred to us various assets, including intellectual property, and equity interests in certain Crown affiliates. A court could hold a transfer to be a fraudulent conveyance if Crown received less than reasonably equivalent value and Crown was insolvent at the time of the transfer, was rendered insolvent by the transfer or was left with unreasonably small capital to engage in its business. A transfer may also be held to be a fraudulent conveyance if it was made to hinder, delay or defraud creditors. We believe that Crown received reasonably equivalent value and that Crown did not act to hinder, delay or defraud creditors, and we therefore do not believe that any of the transfers to us by Crown in connection with such sales constituted a fraudulent conveyance, even if Crown were later determined to have been rendered insolvent or left with unreasonably small capital. However, a court applying the relevant legal standards may not reach the same conclusion. In In re W.R. Grace & Co., the federal bankruptcy court for the District of Delaware held that under the Uniform Fraudulent Transfer Act, whether a transferor is rendered insolvent by a transfer depends on the actual liabilities of the transferor, and not what the transferor knows about such liabilities at the time of the transfer. Therefore, under that court’s analysis, liabilities that are unknown, or that are known to exist but whose magnitude is not fully appreciated at the time of the transfer, may be taken into account in the context of a future determination of insolvency. If the principle articulated by that court is upheld, it would make it very difficult to know whether a transferor is solvent at the time of transfer, and would increase the risk that a transfer may in the future be found to be a fraudulent conveyance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company maintains facilities in the United States and Europe, and has a joint venture interest in Turkey. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
North America
Philadelphia, Pennsylvania	Headquarters	23,188	Leased
Alsip, Illinois	Research and Development	33,300	Leased
Atlanta, Georgia	Warehouse	202,607	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Atlanta, Georgia	Administrative	38,438	Owned
Belcamp, Maryland(2)	Warehouse	140,000	Leased
Birmingham, Alabama(3)	Plant	184,723	Leased
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina	Plant and Warehouse	142,500	Owned
Cheraw, South Carolina	Plant and Warehouse	134,236	Leased
Collierville, Tennessee	Plant	200,001	Owned
Collierville, Tennessee	Warehouse	98,489	Leased
Dallas, Texas(4)	Plant	198,099	Leased
Dallas, Texas	Plant and Warehouse	636,480	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland	Plant and Warehouse	175,200	Owned
Building 8, Houston, Texas	Plant and Warehouse	191,537	Leased
Jackson, Mississippi	Plant and Warehouse	127,043	Owned
Jackson, Mississippi(5)	Sidetrack	800 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Hebron, Ohio	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	360,000	Leased
Orlando, Florida	Plant and Warehouse	180,332	Leased
Salt Lake City, Utah	Warehouse	80,713	Leased
West Chicago, Illinois	Warehouse	100,737	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Didam, Netherlands	Plant	22,188	Owned
Izmir, Turkey(6)	Plant	10,772	Owned
Sherburn, England	Plant	51,500	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.
(2)	The Company has an oral lease with Crown.
(3)	As part of the 2003 restructuring plan, the Company closed the manufacturing facilities in Birmingham, Alabama. The lease expires in October 2006.
(4)	Operated as a plant from lease inception in 1992 contrary to restriction in lease to use as warehouse.
(5)	Sidetrack consists of 800 feet of rail track.
(6)	This property is owned by a joint venture, in which the Company owns a 55% equity interest.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. Those objections are still pending. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company was a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility. The lawsuit alleged bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980 to 1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC were also defendants. In December 2005, the Company settled the claims of all remaining plaintiffs for $1.5 million.

On May 23, 2005, the Company instituted arbitration proceedings against Mott’s Inc. and Mott’s LLP before the American Arbitration Association. The Company asserted that Mott’s had breached the terms of a supply agreement by underpaying Constar for PET preform products manufactured and sold to Mott’s pursuant to the supply agreement. Mott’s filed a counterclaim asserting that it has overpaid for PET preforms in the past. A hearing was held in January 2006 to consider dispositive motions. In February 2006, the arbitrator ruled in favor of the Company and dismissed Mott’s counterclaim.

On November 15, 2005, Constar filed a lawsuit against Honeywell International Inc. (“Honeywell”) and Ball Plastic Container Corp. (“Ball”) in the United States District Court for the Western District of Wisconsin, captioned Constar International Inc. v. Ball Plastic Container Corp. and Honeywell International Inc. The lawsuit alleges that Ball’s use of Honeywell’s Aegis™ Ox and Aegis™ HFX oxygen scavenging nylon resins in plastic beer and juice containers infringes Constar’s patent rights, and that Honeywell induced such infringement by selling such resins to Ball. Constar’s complaint seeks an injunction against further infringement and unspecified money damages for past infringement. Both Ball and Honeywell asserted counterclaims alleging that Constar’s patent at issue is invalid and unenforceable. In February 2006, Constar and Honeywell settled all claims between them regarding this action. A trial is scheduled to begin on September 25, 2006 with respect to the claims between Constar and Ball. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Certain judgments against the Company would constitute an event of default under the Company’s credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Constar has received requests for information or notifications of potential responsibility from the Environmental Protection Agency (“EPA”), and certain state environmental agencies for certain off-site locations. Constar has not incurred any significant costs relating to these matters. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at two adjacent sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at these sites. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs has been minimal thus far and no accrual has been recorded for future remediation at these sites.

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Didam facility but it also appears to extend from an up gradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on a undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. Constar has recorded an accrual of $0.2 million for estimated costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

2005	High	Low
Quarter ended December 31, 2005	$3.74	$1.69
Quarter ended September 30, 2005	$4.29	$1.50
Quarter ended June 30, 2005	$5.87	$3.00
Quarter ended March 31, 2005	$7.76	$5.16

2004
Quarter ended December 31, 2004	$7.75	$4.10
Quarter ended September 30, 2004	$5.75	$4.39
Quarter ended June 30, 2004	$5.38	$3.63
Quarter ended March 31, 2004	$6.54	$4.91

At March 16, 2006, there were no shares of preferred stock outstanding.

As of March 16, 2006 there were approximately 69 holders of record of the Company’s Common Stock. The Company did not declare dividends on its Common Stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2005 the closing price of the Company’s Common Stock was $3.50.

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

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plans are administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2005, 131,344 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2005, 10,667 shares were available for future grants.

Constar’s Employee Stock Purchase Plan permits eligible employees to purchase up to 190,000 shares of Constar Common Stock from Constar at a 15% discount to market value. Constar may acquire Common Stock for use under this Plan from authorized but unissued shares, treasury shares, in the open market or in privately negotiated transactions. To date, employees have purchased approximately 20,505 shares under this Plan, all of which were acquired by Constar in the open market. Shares purchased under this Plan are subject to a two-year vesting period.

The following table sets forth certain information as of December 31, 2005 with respect to the equity compensation plans (including individual compensation arrangements) under which the equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	176,017	$12.00	311,506
Equity compensation plans not approved by security holders	0	n/a	0

Total	176,017	n/a	311,506

(1)	Does not include 329,637 shares of restricted stock outstanding under the 2002 Stock-Based Incentive Compensation Plan and our Non-Employee Directors’ Equity Incentive Plan. Does not include 20,505 shares issued under our Employee Stock Purchase Plan. Does not include 48,595 Restricted Stock Units issued on February 17, 2005 under the Company’s Annual Incentive and Management Stock Purchase Plan. When these Units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from shares authorized under the 2002 Stock Based Incentive Compensation Plan or another shareholder-approved plan.
(2)	Includes shares available under our 2002 Stock-Based Incentive Compensation Plan, our Non-Employee Directors’ Equity Incentive Plan and our Employee Stock Purchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto. The Consolidated Statement of Operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and the Consolidated Balance Sheet data at December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the Company’s Consolidated Financial Statements that have been audited.

After the completion of the Company’s initial public offering, Crown transferred to Constar, and Constar transferred to Crown, their respective interests in certain affiliates. With the exception of dividends paid by the Company’s subsidiaries, the consolidated financial data below gives retroactive effect to these transfers for all periods presented.

(in millions, except per share data)	Year ended and as of December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operation Data:
Net Sales	$975.0	$844.2	$742.3	$704.3	$745.8
Cost of products sold, excluding depreciation	892.8	746.7	657.9	589.2	648.7
Depreciation	40.0	51.1	55.5	55.9	56.5

Gross Profit	42.2	46.4	28.9	59.2	40.6

Selling and administrative expenses	25.3	28.1	23.0	10.8	9.1
Management charges	—	—	—	3.6	4.4
Research and technology expense	6.6	5.7	5.2	12.1	13.2
Write off of deferred financing costs	10.0	—	0.7	—	—
Interest expense, net	38.9	39.8	34.2	7.0	10.4
Asset impairment charge (3)	22.2	—	—	—	—
Foreign exchange adjustments	1.6	0.1	(1.4)	0.1	0.5
Provision for restructuring and asset impairments	0.2	1.1	11.6	—	2.0
Goodwill impairment loss (1)	—	—	183.0	—	—
Amortization of goodwill (1)	—	—	—	—	12.2
Other expenses (income), net (2)	1.1	(25.0)	4.4	0.6	0.1

	105.9	49.8	260.7	34.2	51.9
Income (loss) before taxes, minority interest and cumulative effect of a change in accounting	(63.7)	(3.4)	(231.8)	25.0	(11.3)
Benefit (provision) for income taxes	3.7	(3.4)	11.4	(10.2)	(2.5)
Minority interests	(0.0)	(0.0)	(0.1)	(0.1)	0.2

Income (loss) before cumulative effect of a change in accounting	(60.0)	(6.8)	(220.5)	14.7	(13.6)
Cumulative effect of a change in accounting for goodwill (1)	—	—	—	(50.1)	—

Net Loss	$(60.0)	$(6.8)	$(220.5)	$(35.4)	$(13.6)

Net Loss per share
Basic	$(4.94)	$(0.57)	$(18.38)	$(2.95)	$(1.13)
Diluted	$(4.94)	$(0.57)	$(18.38)	$(2.95)	$(1.13)

Weighted average common shares (in thousands)
Basic	12,145	12,028	12,000	12,000	12,000
Diluted	12,145	12,028	12,000	12,002	12,000
Consolidated Balance Sheet Data:
Working capital	$55.0	$62.2	$50.4	$76.4	$32.8
Goodwill (1)	148.8	148.8	148.8	331.8	381.9
Total assets	534.7	577.4	571.6	754.6	761.7
Long-term obligations	395.0	370.7	398.5	378.1	74.3
Stockholders’ (deficit) equity / Owner’s net investment	(41.9)	24.0	32.8	246.1	555.9

	Year Ended December 31,
(in millions)	2005	2004	2003	2002	2001
Other Data:
Cash flows provided by (used in):
Operating activities	24.0	28.1	25.0	62.5	126.2
Investing activities	(30.6)	(21.9)	(50.9)	(29.2)	(12.7)
Financing activities	7.5	(13.9)	20.5	(16.9)	(112.8)

Capital expenditures	32.6	22.2	47.1	30.0	23.5
Depreciation and amortization	41.4	53.3	57.5	55.9	68.7

(1)	Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and to review for impairment goodwill and intangible assets deemed to have an indefinite useful life. During the second quarter of 2002, Constar completed its impairment review and recognized an impairment charge as a cumulative effect of a change in accounting principle. During the second quarter of 2003, the Company recorded an impairment charge of $183.0 million due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors.
(2)	During 2004, the Company recognized income of $25.1 million as a result of settling a patent infringement action.
(3)	During 2005, the Company recognized an asset impairment of $22.2 million in its United Kingdom and Netherlands operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 77% of the Company’s 2005 revenues were generated in the United States, with the remainder attributable to its European operations. During 2005, one customer accounted for approximately 33% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 70% of the Company’s consolidated revenues. Approximately 78% of the Company’s 2005 sales relate to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by price, volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that over time, profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles and some smaller water bottlers out of business. The Company does not expect appreciable growth in the carbonated soft drink market in the near term due to consumer preference for healthier beverages.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products that are used in such packaging applications as hot-filled beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Approximately 18% of the Company’s 2005 sales relate to custom PET containers. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

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

In negotiations with certain customers for the continuation and the extension of supply agreements, predominantly in the custom segment, the Company has agreed to price concessions. These concessions have been partially offset by price increases and other provisions obtained under new contracts for conventional business that renewed since the Company implemented its strategic value initiative in the fourth quarter of 2005. The net negative impact of contractual pricing is currently expected to be approximately $3.0 million in 2006. Under its strategic value initiative, the Company has presented to renewing conventional customers a new contract structure with integrated terms and conditions, service level options, and pricing components that give our customers the flexibility to choose from a set of service options that are priced as additions to a negotiated base product price. In addition to the revenue gain from higher prices under the new contracts, the Company believes the new structure will enable it to reduce costs by limiting services it must provide when a customer chooses a lower price that does not entitle the customer to such services.

The Company believes that it will continue to face two significant sources of pricing pressure. The first source is customer consolidation. When smaller customers combine or are acquired by larger customers or customers purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business with these smaller customers tends to decline. In addition, as customers grow through acquisitions, they acquire more leverage in contract negotiations. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove these provisions in all new contracts and contract renewals.

Constar is currently attempting to improve its margins by improving customer and product mix, increasing prices on certain products, maximizing utilization rates, updating existing facilities and instituting cost reduction programs and efficiency improvements. If the Company is unsuccessful in these efforts, its ability to maintain its current operating margins will be adversely affected. Constar has recently operated at high utilization rates; however the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved and sustained.

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

Substantially all of the Company’s sales are made pursuant to contracts that allow for the pass-through of changes in the price of PET resin to its customers with equivalent selling price changes. Period to period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. The Company’s credit agreement imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005 Constar spent $32.6 million, allowing $12.4 million to carry over to 2006. If Constar is awarded a significant volume of conversions over a short period of time, it may have to obtain waivers or amendments to these covenants which it may not be able to obtain on commercially reasonable terms or at all.

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

During the third quarter, the Company’s operation located in the United Kingdom reported financial results below expectations. These results were due to a sales volume shortfall and excess costs incurred to service these reduced volumes. The Company’s operations located in Holland also reported financial results below expectations and a reduction from the previous quarter’s results. These shortfalls are more directly related to competitive activities and weak customer demand. While the Company implemented key initiatives during the second quarter to improve these operating results, neither of these facilities has been able to achieve its forecasted operating targets. As a result of the shortfall in performance and results below revised expectations, the Company performed an interim impairment test as of September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the undiscounted cash flows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cash flows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cash flows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. The total loss of $22.2 million is based on a write down of $16.5 million for the UK operation and $5.7 million for the Holland facility. The Company reviewed the financial results of the UK and Holland operations for the fourth quarter of 2005 and no additional asset impairment was required. The Company will continue to monitor closely these operations and the different risks that may impact future carrying value of these assets.

The Company is highly leveraged. As of December 31, 2005, the Company’s debt structure consisted of a $70.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of December 31, 2005, the Company had $10.5 million borrowed under the credit facility and $10.7 million outstanding on letters of credit. Interest expense for the year ended December 31, 2005 was $38.9 million. The Company was in compliance with the financial covenants of these debt instruments as of December 31, 2005. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit requirement to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million.

The Company expects that cash flow from operations will be negative through the first half of 2006.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2005, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s common stock. During 2005, Frank J. Mechura, an executive officer of Crown, and William G. Little, a director of Crown, served on Constar’s Board of Directors.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2005, 2004 and 2003, the Company paid Crown $1.5 million, $1.5 million and $1.4 million, respectively, under these lease agreements. The current Philadelphia lease agreement expired on December 31, 2005 and the current Alsip lease agreement expires on December 31, 2006. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement expired on December 31, 2005, and a new contract is being negotiated. The Company recorded an expense of $4.0 million, $4.2 million and $4.9 million during the years ended December 31, 2005, 2004 and 2003, respectively, related to the transition services agreement and had a $0.2 million and $0.3 million payable to Crown at December 31, 2005 and 2004, respectively.

In 2002, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. The Company purchased approximately $15.4 million, $15.9 million and $14.0 million of PET preforms and containers from Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not have a payable to Crown at December 31, 2005 for the SLC Agreement and had a net payable to Crown of approximately $0.6 million related to the SLC Agreement at December 31, 2004. In November 2005, Crown USA sold its Salt Lake City facility to a third party. The Company has negotiated a similar tolling agreement with the third party that expires on December 31, 2007.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $2.7 million, $3.8 million and $1.6 million of rings, bands and closures to Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company had a net receivable from Crown of approximately $0.4 million and $0.6 million related to the Newark Agreement at December 31, 2005 and 2004, respectively.

In 2002, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown, Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Voghera Agreement will expire on December 31, 2006. Net of resin sales, the Company purchased approximately $2.2 million, $3.2 million and $1.3 million of PET preforms from Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company had approximately a $0.4 million net payable to Crown and approximately a $0.0 million net receivable to Crown related to the Voghera Agreement at December 31, 2005 and 2004, respectively.

In 2002, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Faba Agreement expired on December 31, 2003 and an extension is being negotiated. The Company purchased approximately $0.5 million, $2.4 million, and $2.4 million of bottles from Crown and sold approximately $0.6 million, $0.9 million, and $1.9 of preforms to Crown during the years ended December 31, 2005, 2004, and 2003, respectively. The Company had no outstanding balance with Crown as regards to this agreement at December 31, 2005 and had a net receivable from Crown of approximately $0.2 million related to the Faba Agreement at December 31, 2004.

In 2002, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures technologies. For the years ended December 31, 2005, 2004 and 2003, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £0.3 million, in each of the three years, respectively, in royalties under this license and had a net payable to Crown of approximately £0.2 million and £0.1 million related to this license agreement at December 31, 2005 and 2004, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which we agreed to pay a portion of any royalties earned on licenses of our Oxbar technology. The Company had a net payable to Crown of approximately $1.6 million related to this license at December 31, 2005.

In 2002, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. When the

Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2005, the Company had an under-funded benefit obligation of approximately $26.2 million under such plans.

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

Significant Items Affecting the Results of Operations

Refinancing

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due 2012 and entered into a new four year $70.0 million Credit Agreement. The proceeds, net of expenses, from the refinancing were used to repay amounts outstanding under a previously outstanding revolver loan, Term B Loan and Second Lien Loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties. The Company’s previously issued $175.0 million 11% Senior Subordinated Notes were not refinanced. See Note 9 in “Item 8. Financial Statements and Supplementary Data” for additional information related to the new indebtedness.

On December 23, 2003, in order to provide for temporary relief from certain covenants and improve short term liquidity, the Company obtained a $75.0 million Second Lien Term Loan (“Second Lien Loan”) due December 2010. Net of fees and expenses of approximately $5.0 million, the proceeds from the Second Lien Loan were used to prepay $25.0 million of a Term B Loan with the remainder used to pay a portion of amounts outstanding under a revolver loan. In connection with this refinancing, certain of the financial covenants contained within these debt agreements were amended through the quarter ended June 30, 2005. Also, the pay down on the Term B Loan resulted in a permanent reduction in the principal outstanding while the Revolver Loan’s total availability was reduced from $100.0 million to $90.0 million.

Restructuring and Asset Impairments

During 2005, the Company’s operations located in the United Kingdom and Holland reported financial results that were below expectations. Accordingly, the Company performed an impairment test based on the undiscounted cash flows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cash flows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cash flows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. See Note 5 of the accompanying Notes to Consolidated Financial Statements for additional discussion.

In September 2003, the Company announced its plan to implement a cost reduction initiative under which it closed two facilities in the North American region. Under this plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of $4.9 million and non-cash asset impairment charges of $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charge to account for the change in expected lease costs relating to the Birmingham facility, which now excludes sublease income. During 2005, the Company recognized approximately $0.2 million for period costs associated with the two closed facilities. See Note 10 of the accompanying Notes to Consolidated Financial Statements for additional discussion.

Other Income

During 2004, the Company recognized income of $25.1 million as a result of settling a patent infringement action against a competitor.

Impairment of Goodwill

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed as of June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183.0 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with SFAS No. 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of that analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183.0 million as recorded during the second quarter ended June 30, 2003. There was no impairment of goodwill in 2004 or 2005.

Basis of Presentation

Net Sales

The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Constar’s business generally does not operate under a formal inspection/acceptance process. Provisions for discounts and rebates to customers, returns, and other adjustments are netted against sales in the same period that the related sales are recorded.

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

From year to year, the composition of the Company’s portfolio of products changes significantly due to changes in the Company’s customer base, changes in the mix of products presented to the marketplace by its customers, and by incremental opportunities for preform sales. Greater proportions of larger, heavier or more specialized bottles will lead to higher net sales, even if total unit volumes remain stable.

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

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. Substantially all of Constar’s sales are made under contracts that allow for the pass through of changes in the price of PET resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly. Period to period comparisons of net sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

In 2005, approximately 23% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

Cost of Products Sold, Excluding Depreciation

Cost of products sold, excluding depreciation, includes raw material costs, principally PET resin, other direct and indirect manufacturing costs and shipping and handling costs. PET resin is the largest component of cost of products sold. The prices the Company pays for PET resin are subject to frequent fluctuations resulting from cost changes in the raw materials for PET, which are affected by prices of oil and its derivatives in the U.S. and overseas markets, normal supply and demand influences, and seasonal demand effects.

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

Gross Profit

The Company defines gross profit as net sales less cost of products sold and depreciation expense. Substantially all of the Company’s sales are made pursuant to contracts that allow the Company to pass through changes in resin prices to its customers with equivalent price changes for the Company’s products. Period to period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes. For example, assuming gross profit is a constant, when resin costs increase, the Company’s net sales will increase as a result of resin costs passed through to customers, and gross profit as a percent of net sales will decline. The opposite is true during periods of decreasing resin pricing; the Company’s net sales will be lower causing gross profit as a percent of net sales to increase.

Important determinants of profitability are volume, product mix, manufacturing cost and competitive pricing in relation to resin cost. Volume is significant because the capital intensity of PET bottle manufacturing and the highly automated manufacturing process make fixed overhead costs a high percentage of cost of products sold excluding raw materials. Constar’s various products have widely different proportions of variable cost in relation to fixed cost because of their different sizes and weights and because of the different technologies and machine types used to manufacture them. This results in significant differences in the volume effect on profitability for different products. Generally, larger, heavier, and more technologically specialized bottles have higher overhead absorption rates, and therefore have proportionately greater effect on gross profit when volumes vary from period to period. Although price pass-through mechanisms can generally protect profits from short term changes in the market price for resin, it is largely the competitive conditions in the market for the Company’s products that ultimately determine the selling prices for its products.

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

Research and Technology Expense

Research, development and engineering expenditures, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred.

Other Expenses, Net

Other expenses, net include operating expenses not included elsewhere, such as write offs pertaining to property, plant and equipment, and bad debt expense, offset against income items such as legal settlements and gains on sales of used equipment.

Provision for Income Taxes

The effective tax rate on income or loss was a 5.8% benefit in 2005 compared to a 100.0% provision in 2004. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 11 to the accompanying Notes to the Consolidated Financial Statements.

During 2004, the Company recorded an additional valuation allowance of approximately $4.6 million to account for the increase in deferred tax assets. Approximately $3.1 million of the additional valuation allowance related to a deferred tax asset recorded for the tax benefit of a pre-tax minimum pension liability adjustment of $9.0 million. In the fourth quarter of 2004, the provision for income taxes was increased by $3.1 million for this additional valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the charge should have been recorded as a component of other comprehensive income in shareholders’ equity in 2004.

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated statement of operations and considered the fact that the adjustments had no cash flow impact, no significant impact on the consolidated balance sheet, including net shareholder’s equity, and no impact on credit agreement EBITDA (earnings before interest, taxes and depreciation and amortization).

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and the financial position of the Company. The Company’s significant accounting principles are more fully described in Note 2 to the Consolidated Financial Statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses its stock price plus a control premium to calculate fair value. The Company’s stockholders’ equity is a deficit. As long as the Company’s stock price trades at a positive value, additional goodwill testing is not required. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

Long-lived assets, which consist primarily of machinery and equipment and buildings, are depreciated over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of the long lived asset, a significant adverse change in the manner which the asset is being used or in its physical condition or a history of operating cash flow losses associated with use of the asset. When such events or changes occur, the Company estimates the future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets. The key variables that the Company must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2006, the Company is using an expected rate of return on plan assets of 8.5% in the U.S. which is unchanged from 2005. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2005 U.S. pension expense by approximately $548,000.

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

Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized.

The Company maintains reserves for estimated costs associated with its workers’ compensation and health insurance liabilities. The Company is self insured for health insurance. The Company’s insurers are the direct payers of workers’ compensation claims and the Company is obligated to reimburse the insurers for any payments made. The Company utilizes historical experience and recent expense rates to estimate the reserves necessary for these areas. If an increased level of claims in excess of current estimates were to occur, additional reserves would be required.

The Company records liabilities for customer rebates and allowances based on each customer’s contract. The provision for rebates and allowances is recorded in the period in which the related sales are realized.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS No. 123R supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Securities and Exchange Commission has postponed the date on which this statement becomes effective for public companies, and accordingly, the Company plans to adopt SFAS No. 123R in the first quarter of 2006. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding were fully vested prior to the effective date. Stock options awarded after the effective date will be accounted for in accordance with SFAS No. 123R and may have a material impact on the Company’s results of operations or financial position.

On February 3, 2006, FASB issued FASB Staff Position (FSP) FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. FSP FAS 123(R)-4 addresses options and similar instruments awarded to employees that allow for a cash settlement to be reported as a liability when the contingent event for the cash settlement becomes probable. The provisions of this FSP are effective upon the adoption of SFAS No. 123R, which the Company plans to adopt in the first quarter of 2006. The impact on the Company’s financial position will depend on the number and fair value of awards issued.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this interpretation are effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year-end companies). The adoption of this interpretation had no material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will prospectively adopt the new standard in 2006. The standard is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes in requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

2005 Compared to 2004

Net Sales (dollars in millions)

	2005	2004	Increase (Decrease)	Increase (Decrease)
United States	$748.7	$626.2	$122.5	19.6%
Europe	226.3	218.0	8.3	3.8%

Total	$975.0	$844.2	$130.8	15.5%

Net sales increased by $130.8 million, or 15.5%, to $975.0 million in 2005 from $844.2 million in 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased shipments of conventional and custom products and favorable foreign currency translation partly offset by approximately $16.0 million of previously agreed to price concessions. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $106.4 million in 2005 compared to 2004.

In the U.S., net sales increased $122.5 million, or 19.6%, to $748.7 million in 2005 from $626.2 million in 2004. The increase in U.S. net sales in 2005 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 4.3% while shipments of custom units increased by approximately 23.5% over the twelve months ended December 31, 2004 volumes. These increases were partly offset by previously agreed to price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $8.3 million, or 3.8%, to $226.3 million in 2005 from $218.0 million in 2004. The increase in European net sales in 2005 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold of approximately 1.1%.

Net sales in the U.S. accounted for approximately 76.8% of net sales in 2005 compared to 74.2% of net sales in 2004.

Gross Profit

($ in millions)	2005	2004	Increase (Decrease)	Increase (Decrease)
Net sales	$975.0	$844.4	$130.6	15.5%

Gross profit	$42.2	$46.4	$(4.2)	(9.1)%

Gross profit as a percentage of net sales	4.3%	5.5%

Gross profit decreased $4.2 million, or 9.1%, to $42.2 million in 2005 from $46.4 million in 2004 primarily related to Europe. The reduction of gross profit as a percentage of net sales to 4.3% in 2005 from 5.5% in 2004 was the result of price concessions implemented to extend key contracts and meet competitive pricing, higher resin costs, higher costs in our European operations related to manufacturing inefficiencies, higher shipping costs and higher utility costs which did not offset the benefit of an increase in unit sales, improved product mix, reduced spending in warehousing and product handling costs and cost savings from the Company’s 2003 restructuring initiative. Part of the negative resin impact in 2005 was the result of resin surcharges implemented by our resin suppliers related to the hurricane in the southern United States in September 2005 and the timing of this impact on our sales and cost of sales in the fourth quarter of 2005. In an attempt to ensure an ample supply of resin for its customers, the Company sourced resin from Asian suppliers at an established price. The hurricane activity affected ocean freight lanes, delaying the planned arrival of this resin. By the time of its arrival the cost of this resin was higher than the cost of resin that could be obtained in the U.S. The higher cost of this resin could not be effectively passed on to our customers.

During 2005, the Company’s operations located in the United Kingdom reported a significant decline in profitability and results below expectations. The results were due to a sales volume shortfall, excess costs incurred to service these reduced volume and operating inefficiencies. The Company’s operations located in Holland also reported financial results below expectations. These shortfalls are more directly related to competitive activities and weak customer demand. In 2005, the Company began to implement certain key initiatives to improve operating performance, including increasing prices on certain products, hiring additional experienced employees for key positions, increasing production output and expanding product offerings. The Company will continue to focus on these initiatives along with other cost structure projects in 2006.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $2.8 million, or 10.0%, to $25.3 million in 2005 from $28.1 million in 2004. The decrease primarily related to lower costs for Sarbanes-Oxley compliance efforts and the Company’s incentive compensation plan.

Research and Technology Expenses

Research and technology expenses were $6.6 million in 2005 compared to $5.7 million in 2004. The increase in expenses relate to additional spending for the Company’s existing proprietary technologies, new emerging technologies, and an increase in customer development activity.

Write-off of Deferred Financing Costs

In connection with its February 2005 refinancing, the Company repaid amounts outstanding under its former revolving loan facility and two term loans. As a result of these repayments, the Company wrote off the majority of the deferred financing costs related to these three facilities of approximately $6.5 million and incurred prepayment penalties of approximately $3.5 million.

Interest Expense

Interest expense decreased $0.9 million to $38.9 million in 2005 from $39.8 million in 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the fiscal year 2004.

Asset Impairment Charge

In the third quarter of 2005, the Company recorded an asset impairment charge of approximately $22.2 million to write down the carrying value of certain assets to fair value. The charge was primarily the result of the declining profitability and financial results below expectations in the United Kingdom and Holland operations.

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $1.6 million expense in 2005 compared to $0.1 million expense in 2004. The change between 2005 and 2004 was primarily related to the changes in the foreign currency translation rates of intra company balances.

Provision for Restructuring

During 2005, the Company recognized $0.2 million of period costs related to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana. During 2004, the Company recognized a $1.1 million restructuring provision to account for the change in expected lease costs related to the Birmingham facility. The lease for the Reserve facility ended in September 2005.

Other (Income) Expenses, Net

Other expense, net was $1.1 million in 2005 compared to Other income, net of $24.9 million in 2004. During 2005, the Company paid $1.5 million to settle a lawsuit by former and current employees of its Orlando, Florida facility. See “Legal Proceedings.”

During 2004, the Company recognized income of $25.1 million as a result of settling its Oxbar patent infringement action against Continental PET Technologies, Inc. In addition, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen-scavenging technology offset by a $0.5 million net charge for costs incurred from a fire at one of its European facilities. The Company also recorded a non-cash charge of $0.4 million relating to the write off of fixed assets.

(Provision) Benefit for Income Taxes

The benefit for income taxes was $3.7 million in 2005 compared to a provision of $3.4 million in 2004. Loss before taxes was $63.6 million in 2005 compared to $3.4 million in 2004. During 2005 and 2004, the Company recorded an additional valuation allowance of $22.0 million and $4.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $60.0 million in 2005 compared to a net loss of $6.8 million in 2004. The increase in the net loss in 2005 compared to 2004 was primarily related to the asset impairment charge, the write off of deferred financing cost and prepayment penalties associated with the 2005 refinancing.

Results of Operations

2004 Compared to 2003

Net Sales (dollars in millions)

	2004	2003	Increase (Decrease)	Increase (Decrease)
United States	$626.2	$562.8	$63.4	11.3%
Europe	218.0	179.5	38.5	21.4%

Total	$844.2	$742.3	$101.9	13.7%

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

Foreign Exchange Adjustments

Foreign exchange adjustments were approximately $0.1 million expense in 2004 compared to $1.5 million income in 2003. The change between 2004 and 2003 was primarily related to the changes in the foreign currency translation rates of intra company balances during 2003.

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

Write off of Deferred Financing Costs

In connection with a 2003 refinancing, there was a permanent reduction in the amounts available under a Term B loan and revolver loan of $25 million and $10 million, respectively. As a result of these permanent reductions, the Company charged to expense a pro-rata share of the deferred financing costs related to these two loans of approximately $0.7 million.

Other (Income) Expenses, Net

Other income, net was $25.0 million in 2004 compared to $4.4 million expense in 2003. During 2004, the Company recognized income of $25.1 million as a result of settling its Oxbar patent infringement action against Continental PET Technologies, Inc. In addition, the Company recognized income of $1.2 million related to a licensing agreement pertaining to its oxygen scavenging technology offset by a $0.5 million net charge for costs incurred from a fire at one of its European facilities. The Company also recorded a non-cash charge of $0.4 million relating to the write off of fixed assets. During 2003, the Company recorded charges of $2.7 million and $1.0 million relating to the write-off of fixed assets and a doubtful account receivable, respectively.

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

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“New Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expenses. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

The Company completed its February 11, 2005 refinancing in part because it would not have been in compliance in 2005 with certain financial covenants included in the former revolving loan facility, term loan and second lien loan. As a result of this February 11, 2005 refinancing, the Company has extended its debt maturities, reduced its effective interest borrowing rates and created less restrictive financial covenants. The Subordinated Notes were not refinanced.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at December 31, 2005 was an asset of $1.4 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

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

If an event of default shall occur and be continuing under the indenture governing the Subordinated Notes or the indenture governing the Senior Notes, either the trustee or the holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. The covenants, events of default and acceleration rights described above are subject to important exceptions and qualifications, which are described in the indentures filed by the Company with the SEC.

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

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire facility. As of December 31, 2005, the Company had borrowings under the New Revolver Loan of $10.5 million and available credit of $48.8 million. Based on the December 31, 2005 balance sheet, the Company’s borrowing base was approximately $79.8 million.

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

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. Effective March 16, 2006, the Company amended the New Revolver Loan to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5 million from $10 million. The Amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The New Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent. As of December 31, 2005, the Company had borrowings under the New Revolver Loan of $10.5 million and available credit of $48.8 million.

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

Liquidity, defined as cash and availability under the New Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2006 liquidity will be 2006 financial performance. Liquidity will be further influenced by:

•	achievement of the Company’s 2006 operating plan,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each fiscal year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations, and the other factors discussed under “Risk Factors” above. If the Company failed to achieve its anticipated liquidity, the Company would have to pursue other avenues to seek liquidity. These actions may include, but are not limited to, delays and reductions in the timing and amount of capital expenditures, adjustments to its infrastructure, and further changes in its pricing strategies. The Company’s note indentures and the New Revolver Loan limit the Company’s ability to incur additional indebtedness. Thus, in the event that the Company’s liquidity is significantly less than anticipated and any additional actions by the Company were insufficient to provide adequate liquidity, the Company would have to seek alternatives or changes to its capital structure.

Cash Flow

The following table shows selected cash flow data.

($ in millions)	2005	2004	2003
Net cash flow from operations	$24.0	$28.1	$25.0

Net cash (used in) investing activities	$(30.6)	$(21.9)	$(50.9)

Net cash provided by (used in) financing activities	$7.5	$(13.9)	$20.5

Net cash provided by operations was $24.0 million compared to $28.1 million in 2004. The principal reason for the decline of $4.8 million related to the net impact of the following items: a cash payment for litigation settlement in 2005 of $1.5 million compared to a cash receipt related to litigation of $25.1 million in 2004, a decline in profitability from 2004, cash payments related to financing costs of $3.4 million in 2005 and reductions in working capital in 2005 compared to increases in 2004. The Company has an ongoing program to reduce outstanding receivables from customers and minimize inventory while delivering superior customer service.

Net cash used for investing activities increased $8.7 million to $30.6 million in the twelve months of 2005 from $21.9 million for 2004, reflecting an increase in capital spending on equipment to expand custom capacity needed to meet customer supply agreements and reduced spending on equipment for conventional products.

Net cash provided by financing activities was $7.5 million in 2005 reflecting net proceeds from the secured notes of $220.0 million offset by the repayment of amounts outstanding under the Company’s former revolver facility and two term loans of $196.9 million. Costs associated with the debt refinancing were $10.8 million. Proceeds from and repayment of the revolver loan in 2005 each increased over 2004 because of the implementation of a lockbox mechanism in 2005 which resulted in more frequent borrowings and repayments than in 2004.

Commitments

	Payments Due by Period
($ in millions)	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Debt	$405.2	$1.5	$—	$10.5	$393.2
Operating Leases	68.9	12.8	19.2	15.6	21.3
Other Long-Term Obligations	6.0	6.0	—	—	—

Total Contractual Cash Obligations	$480.1	$20.3	$19.2	$26.1	$414.5

At December 31, 2005, the Company had certain commitments that will require future outlays of cash. Commitments related to future minimum lease payments under long-term operating leases, principally for real estate, are $12.8 million for 2006, $10.1 million for 2007, $9.1 million for 2008, $8.2 million for 2009, $7.4 million for 2010 and $20.6 million thereafter. Commitments related to future expenditures on approved capital projects are $6.0 million for 2006. The Company’s credit facility matures in 2009 and the Senior Notes and Subordinated Notes mature in 2012. There are no required annual principal payments on either of these loans prior to their respective maturities. All amounts previously outstanding under the Company’s former revolver loan, Term B Loan and second lien loan were repaid. In connection therewith, the Company incurred approximately $3.5 million of prepayment penalties.

Annual interest expense, net for fiscal 2005 was approximately $38.9 million. Our Subordinated Notes carry a fixed interest rate of 11% on the $175 million outstanding. Annual cash payments will be $19.3 million while our Subordinated Notes are outstanding. Our Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. In May 2005, the Company entered into an interest rate swap for a notional amount of $100.0 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. In addition, the Company’s borrowings under its credit facility bear interest rates based on either a floating base rate or LIBOR. Therefore, we are not able to accurately predict future interest payments because of the variability of future interest rates and borrowing requirements. However, based on interest rates and debt levels at December 31, 2005, our annualized cash interest costs for fiscal 2006 would be approximately $37.6 million. There were no other commitments outstanding at December 31, 2005 that were material to our financial condition. See Note 9 to the accompanying Notes to Consolidated Financial Statements.

In addition, the Company expects to make cash contributions to its domestic and foreign benefit plans of approximately $6.6 million during 2006. Cash contributions in subsequent years will depend on a number of factors and assumptions including the performance of plan assets, discount rates, compensation increases, health care cost increases, mortality and employee turnover.

Capital Expenditures

Capital expenditures increased $10.4 million, or 47.1%, to $32.6 million in 2005 from $22.2 million in 2004.

New capital investments for 2005 included the following:

•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in custom products; and

•	Purchase of new molds and refurbishment of existing molds

Capital expenditures decreased $24.9 million, or 52.9%, to $22.2 million in 2004 from $47.1 million in 2003.

Constar’s ability to make capital expenditures is limited by the financial covenants contained in its new credit facility. These financial covenants impose maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These covenants allow for the carry forward of a certain amount of spending below the covenant levels in previous periods. In 2005 Constar spent $32.6 million, allowing $12.4 million to carry over to 2006.

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

Environmental Matters

Constar has received requests for information or notifications of potential responsibility from the Environmental Protection Agency (“EPA”), and certain state environmental agencies for certain off-site locations. Constar has not incurred any significant costs relating to these matters. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at two adjacent sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at these sites. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs has been minimal thus far and no accrual has been recorded for future remediation at these sites.

The Company’s Didam, Netherlands facility has been identified as having impacts to soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Didam facility but it also appears to extend from an upgradient neighboring property. Following the results of recent testing, remediation is not required to begin until 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2005, the Company had an accrual of $0.2 million for costs associated with completing the required investigations and certain other activities that may be required at the Didam facility. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

Stockholders’ Equity

Stockholders’ equity (deficit) decreased to $(41.9) million deficit at December 31, 2005 from $24.0 million at December 31, 2004. The decrease was primarily due to a net loss of $60.0 million in 2005.

Stockholders’ equity decreased to $24.0 million at December 31, 2004 from $32.8 million at December 31, 2003. The decrease was primarily due to a net loss of $6.8 million for the year.

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

The Company derived approximately 23% of total revenues from sales in foreign currencies during the year ending December 31, 2005. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in 2005 from its foreign locations that utilize currencies other than the U.S. dollar, a 10% increase in the U.S. dollar value would result in approximately an $18.4 million reduction in net sales. Approximately 3% of total revenues in 2005 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, Constar does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At December 31, 2005, there were no foreign currency derivatives outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement during May 2005 to manage the floating interest rate on a portion of the Company’s Senior Notes and New Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to variability to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the New Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the New Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of December 31, 2005, a 1% change in LIBOR would have resulted in an increase of $1.3 million in annual interest expense. However, current amounts borrowed under the New Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of Constar’s sales are made under contracts that allow for the pass-through of changes in the price of PET resin under various pass-through mechanisms. PET resin is our principal raw material and a major component of cost of goods sold. Period to period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTAR INTERNATIONAL INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.	Financial Statement Close and Reporting Process - The Company did not maintain effective controls over the financial statement close and reporting process because the Company lacked a complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient resources to properly perform the quarterly and year-end financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. This control deficiency contributed to the material weaknesses discussed in 2 and 3 below and the resulting audit adjustments to the 2005 annual consolidated financial statements.

2.	Accounting for Income Taxes - The Company did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, the Company did not maintain effective controls to calculate accurately income tax expense and income taxes payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements.

3.	Accounting for Inventory - The Company did not maintain effective controls over the accuracy and valuation of inventory and related cost of sales accounts. Specifically, the Company did not maintain effective controls to ensure that the computation of standard to actual cost variance adjustments was accurate. In addition, the Company failed to ensure that intercompany profit or loss in ending inventory was eliminated and to ensure the accuracy of its analysis of the lower of cost or market reserve for finished goods inventory. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plans for Remediation of Material Weakness

The Company has begun efforts to remediate the material weaknesses in the internal control over financial reporting in December 2005. The Company has hired finance and accounting personnel, including a Chief Financial Officer and Director of Credit and Collections in December 2005. In March 2006, the Company hired a Vice President, Finance. The Company will implement additional policies and procedures needed to remediate the deficiencies in its internal control over financial reporting. The Company will continue to train existing accounting staff and hire and train skilled accounting staff to address the identified deficiencies that exist in our internal control over financial reporting. The Company also intends to expand the role of a currently engaged consulting firm to assist the Company in assessing, implementing and documenting improvements to our internal control over financial reporting related to the financial statement close and reporting process and accounting for inventory. In addition, the Company intends to utilize the services of a firm to assist in designing and implementing controls surrounding accounting for income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Constar International Inc.:

We have completed integrated audits of Constar International Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that Constar International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses in the financial statement close and reporting process, accounting for income taxes and accounting for inventory based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	Financial Statement Close and Reporting Process—The Company did not maintain effective controls over the financial statement close and reporting process because the Company lacked a complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient resources to properly perform the quarterly and year-end financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. This control deficiency contributed to the material weaknesses discussed in 2 and 3 below and the resulting audit adjustments to the 2005 annual consolidated financial statements.

2.	Accounting for Income Taxes—The Company did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, the Company did not maintain effective controls to calculate accurately income tax expense and income taxes payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements.

3.	Accounting for Inventory—The Company did not maintain effective controls over the accuracy and valuation of inventory and related cost of sales accounts. Specifically, the Company did not maintain effective controls to ensure that the computation of standard to actual cost variance adjustments was accurate. In addition, the Company failed to ensure that intercompany profit or loss in ending inventory was eliminated and to ensure the accuracy of its analysis of the lower of cost or market reserve for finished goods inventory. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Constar International Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Constar International Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 28, 2006

Constar International Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$9,663	$9,316
Accounts receivable, net (Note 3)	77,348	77,422
Accounts receivable—related party (Note 19)	5,233	6,894
Inventories, net (Note 4)	101,835	103,949
Deferred income taxes	3,536	5,430
Prepaid expenses and other current assets	8,382	8,608

Total current assets	205,997	211,619

Property, plant and equipment, net (Note 5)	159,145	194,512
Goodwill (Note 6)	148,813	148,813
Other assets (Note 7)	20,697	22,417

Total assets	$534,652	$577,361

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term debt (Note 9)	$11,993	$19,788
Accounts payable	96,193	83,450
Accrued liabilities (Note 8)	37,093	37,968
Accounts payable—related party (Note 19)	5,399	6,987
Income taxes payable	325	1,272

Total current liabilities	151,003	149,465
Long-term debt, net of current portion (Note 9)	393,205	368,637
Pension and post-retirement liabilities (Note 12)	19,988	17,475
Deferred income taxes (Note 11)	3,643	8,913
Other liabilities (Note 13)	6,351	6,587

Total liabilities	574,190	551,077

Commitments and contingent liabilities (Notes 14, 15)
Minority interests	2,322	2,287
Stockholders’ (deficit) equity
Common stock, $.01 par value—75,000,000 shares authorized at December 31, 2005 and 2004; 12,513,374 and 12,569,845 shares issued and outstanding at December 31, 2005 and 2004, respectively	125	125
Preferred stock, $.01 par value—5,000,000 shares authorized; None issued or outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	276,331	276,403
Accumulated other comprehensive loss	(27,441)	(20,993)
Treasury Stock, at cost—173,876 and 112,655 shares at December 31, 2005 and 2004, respectively	(457)	(210)
Unearned compensation	(1,384)	(2,284)
Accumulated deficit	(289,034)	(229,044)

Total stockholders’ (deficit) equity	(41,860)	23,997

Total liabilities and stockholders’ (deficit) equity	$534,652	$577,361

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003
Net customer sales	$970,083	$839,786	$739,657
Net related party sales (Note 19)	4,934	4,396	2,632

Net sales	975,017	844,182	742,289

Cost of products sold, excluding depreciation	892,765	746,684	657,869
Depreciation	40,015	51,060	55,488

Gross profit	42,237	46,438	28,932

Operating expenses:
Selling and administrative expenses	25,304	28,107	23,040
Research and technology expenses	6,609	5,725	5,220
Write-off of deferred financing costs and other fees (Note 9)	10,025	—	751
Interest expense	38,905	39,798	34,221
Asset impairment charge (Note 5)	22,200	—	—
Foreign exchange adjustments	1,559	62	(1,468)
Provision for restructuring (Note 10)	218	1,095	11,557
Goodwill impairment loss (Note 6)	—	—	183,000
Other expense (income), net (Note 20)	1,057	(24,948)	4,429

Total operating expenses	105,877	49,839	260,750

Loss before income taxes and minority interests	(63,640)	(3,401)	(231,818)
Benefit (provision) for income taxes (Note 11)	3,685	(3,417)	11,362
Minority interests	(35)	(2)	(93)

Net loss	$(59,990)	$(6,820)	$(220,549)

Per common share data:
Basic and Diluted:
Net loss	$(4.94)	$(0.57)	$(18.38)

Weighted Average Shares Outstanding:
Basic	12,145	12,028	12,000
Diluted	12,145	12,028	12,000

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Comprehen- sive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compen- sation	Accumulated Deficit	Total
Balance, December 31, 2002		$120	$273,172	$(25,322)		$(173)	$(1,675)	$246,122
Net loss	$(220,549)						(220,549)	(220,549)
Translation adjustments	6,124			6,124				6,124
Minimum pension liability adjustment, net of tax	898			898				898

Comprehensive loss	$(213,527)

Issuance of restricted stock			1,898			(1,898)		—
Earned compensation on restricted stock						219		219

Balance, December 31, 2003		$120	$275,070	$(18,300)		$(1,852)	$(222,224)	$32,814

Net loss	$(6,820)						(6,820)	(6,820)
Translation adjustments	3,854			3,854				3,854
Minimum pension liability adjustment, net of tax	(6,547)			(6,547)				(6,547)

Comprehensive loss	$(9,513)

Issuance of restricted stock, net		5	1,333		$(210)	(1,311)		(183)
Earned compensation on restricted stock						879		879

Balance, December 31, 2004		$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997

Net loss	$(59,990)						(59,990)	(59,990)
Revaluation of cash flow hedge	1,391			1,391				1,391
Translation adjustments	(5,497)			(5,497)				(5,497)
Minimum pension liability adjustment	(2,342)			(2,342)				(2,342)

Comprehensive loss	$(66,438)

Forfeitures of restricted stock			(72)		(247)	249		(70)
Earned compensation on restricted stock						651		651

Balance, December 31, 2005		$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(59,990)	$(6,820)	$(220,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	—	—	183,000
Depreciation and amortization	42,308	53,333	57,491
Asset impairment	22,200	—	—
Bad debt expense	1,195	228	—
Restructuring and other exit activities	(1,786)	1,095	11,557
Earned compensation on restricted stock	900	879	219
Deferred income taxes	(3,119)	2,848	(12,075)
Write off of deferred financing costs	6,556	—	751
(Gain) loss on property dispositions	(553)	610	2,674
Other operating activities, net	(37)	(2)	(357)
(Increase) decrease in operating assets:
Accounts receivable	(3,191)	(15,443)	(10,140)
Inventories	(133)	(20,002)	6,708
Other operating assets	5,282	1,349	(11,519)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	16,474	5,131	18,665
Pensions and post retirement benefits	(2,147)	4,887	(1,436)

Net cash provided by operating activities	23,959	28,093	24,989

Cash flows from investing activities
Purchases of property, plant and equipment	(32,586)	(22,154)	(47,067)
Proceeds from sale of property, plant and equipment	1,999	289	127
Acquisition of business	—	—	(4,000)

Net cash used in investing activities	(30,587)	(21,865)	(50,940)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000	—	—
Repayment of term loan	(121,941)	(1,248)	(26,437)
Proceeds from Revolver Loan	771,256	112,000	130,000
Repayment of Revolver Loan	(777,803)	(120,000)	(160,000)
Proceeds from second lien loan	—	—	75,000
Repayment of second lien loan	(75,000)	—	—
Proceeds from other debt	—	—	1,547
Change in outstanding cash overdrafts	2,684	(4,614)	5,514
Costs associated with debt financing	(11,447)	—	(4,102)
Other financing activities	(247)	—	—
Minority dividends paid	—	—	(1,024)

Net cash provided by (used in) financing activities	7,502	(13,862)	20,498

Effect of exchange rate changes on cash and cash equivalents	(527)	472	1,018

Net change in cash and cash equivalents	347	(7,162)	(4,435)
Cash and cash equivalents at beginning of period	9,316	16,478	20,913

Cash and cash equivalents at end of period	$9,663	$9,316	$16,478

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$36,734	$37,133	$32,509
Income taxes	$195	$1,767	$416

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands unless otherwise noted)

1.    Basis of Presentation

These consolidated financial statements include the accounts of Constar International Inc. (the “Company” or “Constar”), its wholly-owned subsidiaries and a majority interest in a joint venture.

The Company operates 13 plants in the United States and 3 plants in Europe. The European plants are in the U.K., the Netherlands and Turkey. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications. Two additional operations are located in plants that were owned and managed by Crown Holdings, Inc. (“Crown”), the Company’s former owner. The balances and results of the Salt Lake City PET bottle operations were included based on specific identification and, in some cases, management’s estimates. The balances and results of the Voghera, Italy PET bottle operations, which principally serves one customer, were included based on specific identification, management’s estimates and allocations to the Constar business using a method that Crown management believes was reasonable. The equipment at these two facilities was leased to Crown. Crown operated the facilities under agreements to manufacture and supply PET bottles and preforms to Constar, and to its customers on behalf of Constar. See Note 19 of Consolidated Financial Statements for Related Party Transactions.

2.    Summary of Significant Accounting Policies

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which a controlling interest is maintained. All significant intercompany balances and transactions have been eliminated. Transactions between Constar and Crown operations have been identified in the Consolidated Financial Statements as transactions among related parties.

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

The U.S. dollar is the functional currency for Constar’s operation in Turkey. Local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange rates used to translate the results of operations and the balance sheets were as follows:

	For the Year Ended December 31,
	2005	2004	2003
Statements of operations
British pound to USD	1.82	1.83	1.64
Euro to USD	1.24	1.24	1.13

	As of December 31,
	2005	2004	2003
Balance sheets
British pound to USD	1.72	1.92	1.78
Euro to USD	1.18	1.35	1.25

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Constar’s business generally does not operate under a formal inspection/acceptance process. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. During 2005, Constar sold products to Crown in conjunction with the Newark and Voghera Agreements. Constar recognized revenue related to sales under these agreements consistent with its revenue recognition policies to third parties. See Note 19 for a description of related party transactions.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of products sold in the Consolidated Statements of Operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. The current year expense to adjust the allowance for doubtful accounts is recorded as other expense within operating expenses in the Consolidated Statements of Operations. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market with the cost principally determined using an average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is tested for impairment at least annually, however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s fair value methodology is based upon quoted market prices. If quoted market prices are not available, an estimate of fair value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in income from operations.

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

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques.

Restructuring

The Company records restructuring charges for the cost associated with an exit or disposal activity in the period in which the liability is incurred. See Note 10 for additional discussion.

Asset Retirement Obligation

On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations,” providing final guidance that clarifies how companies should account for asset retirement obligations. The company follows SFAS 143 and FIN 47 and records asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

Risk Management Contracts

In the normal course of operations, the Company may enter into contracts to manage its exposure to fluctuations in foreign currency exchange rates. Such exposures may arise from foreign currency-denominated receivables and obligations, anticipated transactions or firm commitments. The gains or losses on these contracts generally offset changes in the value of the related exposures. At December 31, 2005 and 2004, the Company had no contracts outstanding to manage its exposure to fluctuations in foreign currency exchange rates.

Derivative Financial Instruments (Cash Flow Hedge)

Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. See Note 18 for additional discussion regarding the Company’s objectives and strategies for derivative instruments.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

No provision has been made for income taxes on the portion of unremitted earnings of foreign subsidiaries which are deemed to be permanently invested in those operations. The earnings from foreign operations are deemed to be a nominal amount.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 24 for an additional discussion regarding the Company’s stock plans.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not record compensation expense related to its stock option plan for the years ended December 31, 2005, 2004 and 2003 because grants were at 100% of the fair market value on the grant date. If the fair value based method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to all stock option grants, the Company’s net loss and basic and diluted net loss per share would have increased as summarized below:

	2005	2004	2003
Net loss
As reported	$(59,990)	$(6,820)	$(220,549)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	423	571	142
Deduct: Total stock-based employee compensation expense determined under fair value base method for all awards, net of related tax effects	(525)	(721)	(319)

Pro forma	$(60,092)	$(6,970)	$(220,726)

Basic loss per share
As reported	$(4.94)	$(0.57)	$(18.38)
Pro forma	(4.95)	(0.58)	(18.39)
Diluted loss per share
As reported	$(4.94)	$(0.57)	$(18.38)
Pro forma	(4.95)	(0.58)	(18.39)

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

Research and Technology

Research, development and engineering expenditures, which amounted to $6.6 million, $5.7 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, are expensed as incurred and reported in research and technology expenses in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products and designing significant improvements to existing products.

Reclassification

Certain reclassifications of prior years’ data have been made to conform to 2005 classifications.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock Based Compensation.” SFAS No. 123R supersedes Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employers” and eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. This statement requires entities to recognize the cost of employee services received in exchange

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for awards of equity instruments based on the grant-date fair value of those awards. The Securities and Exchange Commission has postponed the date on which this statement becomes effective, and accordingly, the Company plans to adopt SFAS No. 123R in the first quarter of 2006. The Company does not expect that the initial adoption of this statement will have a material impact on the Company’s results of operations or financial position as stock option awards currently outstanding will fully vest prior to the effective date. Stock options awarded after the effective date will be accounted for in accordance with SFAS No. 123R and may have a material impact on the Company’s results of operations or financial position.

On February 3, 2006, FASB issued FASB Staff Position (FSP) FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. FSP FAS 123(R)-4 addresses options and similar instruments awarded to employees that allow for a cash settlement to be reported as a liability when the contingent event for the cash settlement becomes probable. The provisions of this FSP are effective upon the adoption of SFAS No. 123R, which the Company plans to adopt in the first quarter of 2006. The impact on the Company’s financial position will depend on the number and fair value of awards issued.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will prospectively adopt the new standard in 2006. The standard is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes in requirements for accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Accounts Receivable

	December 31,
	2005	2004
Trade and note receivables	$73,545	$72,720
Less: allowance for doubtful accounts	(1,688)	(2,396)

Net trade receivables	71,857	70,324
Value added taxes recoverable	3,507	5,958
Miscellaneous receivables	1,984	1,140

	$77,348	$77,422

Accounts and notes receivable are carried at amounts that approximate fair value. The Company wrote off approximately $1,907 of trade and notes receivable against the allowance for doubtful accounts in 2005.

4.    Inventories

	December 31,
	2005	2004
Finished goods	$64,391	$70,103
Raw materials and supplies	37,444	33,846

	$101,835	$103,949

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $369 and $362 as of December 31, 2005 and 2004, respectively.

5.    Property, Plant and Equipment

	December 31,
	2005	2004
Buildings and improvements	$69,168	$70,167
Machinery and equipment	629,275	649,774
Less: accumulated depreciation and amortization	(568,235)	(536,115)

	130,208	183,826
Land and improvements	3,699	3,980
Construction in progress	25,238	6,706

	$159,145	$194,512

During 2005, the Company’s operation located in the United Kingdom reported financial results below expectations. These results were due to a sales volume shortfall, excess costs incurred to service these reduced volumes and operating deficiencies. The Company’s operations located in Holland also reported financial results below expectations and a reduction from the previous quarter’s results. These shortfalls are more directly related to competitive activities and weak customer demand. While the Company implemented key initiatives during the second quarter to improve these operating results, neither of these facilities has been able to achieve its forecasted operating targets. As a result of the shortfall in performance and results below revised expectations, the Company performed an interim impairment test as of September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the impairment test was based on the

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted cash flows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cash flows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cash flows and recorded a fixed asset impairment loss of $22,200 for these operations to write the asset carrying values down to fair value. The total loss of $22,200 is based on a write down of $16,500 for the UK operation and $5,700 for the Holland facility. The Company reviewed the financial results of the UK and Holland operations for the fourth quarter of 2005 and no additional asset impairment was required.

The increase in Construction in progress primarily relates to purchases of equipment and machinery relating to the Company’s custom PET products. The Company did not capitalize any interest costs during the years ended December 31, 2005 and 2004.

6.    Goodwill

Changes in goodwill for the periods ended December 31, 2005 and 2004 were as follows:

Balance as of January 1, 2004	$148,813
Goodwill adjustments	—

Balance as of December 31, 2004	$148,813
Goodwill adjustments	—

Balance as of December 31, 2005	$148,813

Due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors, the Company determined that a goodwill impairment existed at June 30, 2003. Based on a preliminary assessment, the Company recognized an estimated impairment charge of $183 million in the second quarter of 2003. The fair value of the Company was determined by quoted market prices of the Company’s common stock plus a control premium. In accordance with SFAS No. 142, the Company performed a detailed analysis of the fair value of the Company’s assets and liabilities, including obtaining appraisals for fixed assets and intangibles, during the third quarter of 2003. Based on the results of that analysis, the Company was not required to make any adjustments to the estimated impairment charge of $183 million as recorded during the second quarter ended June 30, 2003. In 2005 and in 2004, the Company completed its annual test and based on that test, there was no impairment of goodwill in each respective year.

7.    Other Assets

	December 31,
	2005	2004
Cash surrender value of life insurance	$2,426	$1,521
Deferred underwriter fees	10,754	11,403
Prepaid contract fees	1,666	3,498
Customer tooling	3,344	4,729
Pension intangible	1,041	1,203
Interest rate swap	1,391	—
Other	75	63

	$20,697	$22,417

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Deferred underwriter fees related to Constar’s Senior Notes and Senior Subordinated Notes. The deferred underwriting fees are being amortized over the remaining terms of the respective agreements.

During fiscal 2003, the Company made certain payments to customers in connection with obtaining or extending long term contracts. The Company amortizes these Prepaid contract fees over the term of the agreements.

In connection with certain customer sales agreements, the Company purchases tooling specific to that customer’s products and the Company is reimbursed for these costs as product is sold to the customer. These assets are owned by the customer but the contracts stipulate that the Company will be fully reimbursed upon termination of the agreement.

The Pension intangible at December 31, 2005 and December 31, 2004 was recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In accordance with that standard, an additional minimum pension liability was recognized to the extent of the unfunded accumulated benefit obligation, and an intangible asset of $1,041 and $1,203 at December 31, 2005 and December 31, 2004 respectively was recognized to the extent of the unrecognized prior service cost.

8.    Accrued Liabilities

	December 31,
	2005	2004
Salaries, wages and other employee benefits	$13,114	$13,494
Accrued value added taxes	3,750	4,816
Interest	3,880	1,709
Pension	5,300	7,570
Restructuring	1,870	2,342
Environmental	157	180
Other accrued taxes	2,482	1,814
Postretirement	253	455
Other	6,287	5,588

	$37,093	$37,968

The balance in the environmental accrual represents costs which are expected to be incurred by the Company’s Netherlands plant as discussed in Note 15.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Debt

	December 31,
	2005	2004
Short-term
Revolver	$10,453	$17,000
Term Loan	—	1,248
Other	1,540	1,540

Total Short-term debt	$11,993	$19,788

Long-term
Senior Notes	$220,000	$—
Term Loan	—	120,693
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,795)	(2,056)
Second Lien Term Loan	—	75,000

Total Long-term debt, net of current portion	$393,205	$368,637

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

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at December 31, 2005 was an asset of $1,391. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15, commencing on May 15, 2005. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The New Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The New Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the New Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the New Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the New Revolver Loan may impose discretionary reserves against the entire revolving loan facility. As of December 31, 2005, the Company had borrowings under the New Revolver Loan of $10.5 million and available credit of $48.8 million. Based on the December 31, 2005 balance sheet, the Company’s borrowing base was approximately $79.8 million.

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

The New Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The New Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the New Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent. The negative covenants contained in the Company’s new credit facility limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

At December 31, 2005, there was $220.0 million outstanding on the Senior Notes, $175.0 million on the Subordinated Notes, $10.5 million outstanding on the New Revolver Loan and $10.7 million outstanding under letters of credit. In addition, the Company had $9.7 million of cash and cash equivalents on hand as well as $79.8 million of availability under the New Revolver Loan.

Liquidity, defined as cash and availability under the New Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2006 liquidity will be 2006 financial performance. Liquidity will be further influenced by:

•	achievement of the Company’s 2006 operating plan,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each fiscal year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations and the other factors discussed under “Risk Factors” above. If the Company failed to achieve its anticipated liquidity, the Company would have to pursue other avenues to seek liquidity. These actions may include, but are not limited to, delays and reductions in the timing and amount of capital expenditures, adjustments to its infrastructure, and further changes in its pricing strategies. The Company’s note indentures and the New Revolver Loan limit the Company’s ability to incur additional indebtedness. Thus, in the event that the Company’s liquidity is significantly less than anticipated and any additional actions by the Company were insufficient to provide adequate liquidity, the Company would have to seek alternatives or changes to its capital structure.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Restructuring and Asset Impairments

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and as of March 31, 2004 all employees have been terminated. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003, primarily related to adjusting the assets to salvage value. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charge to account for the change in expected lease costs relating to the Birmingham facility. A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Charges to income	$3,574	$1,285	$4,859
Payments	(273)	(936)	(1,209)

Balance at December 31, 2003	3,301	349	3,650
Charges to income	1,085	10	1,095
Payments	(1,805)	(349)	(2,154)

Balance at December 31, 2004	2,581	10	2,591
Charges to income	218	—	218
Payments	(1,396)	(10)	(1,406)

Balance at December 31, 2005	$1,403	$—	$1,403

During the year ended December 31, 2005, the Company recognized $218 in restructuring charges related to period costs associated with the two closed facilities. The balance in the restructuring reserves at December 31, 2005 represents the expected lease costs and other exit costs which are expected to be paid in 2006. The restructuring balance of $1,403 is reported in Accrued expenses on the Consolidated Balance Sheets.

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents the expected lease costs and other exit costs for the closed facilities associated with the 1997 restructuring initiative was $467 and $1,063 as of December 31, 2005 and 2004, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2006.

11.    Income Taxes

Pre-tax income/(loss) was generated under the following jurisdictions:

	Year Ended December 31,
	2005	2004	2003
U.S.	$(33,803)	$(1,409)	$(235,305)
Europe	(29,837)	(1,992)	3,487

	$(63,640)	$(3,401)	$(231,818)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current tax (provision) benefit:
U.S.	$—	$(250)	$653
Europe	(151)	(420)	(1,366)

	(151)	(670)	(713)

Deferred tax (provision) benefit:
U.S.	859	(3,453)	12,106
Europe	2,977	706	(31)

	3,836	(2,747)	12,075

Total benefit (provision) for income taxes	$3,685	$(3,417)	$11,362

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	Year Ended December 31,
	2005	2004	2003
Pre-tax income/(loss) at 35%	$22,274	$1,190	$81,136
State tax benefit	1,065	—	—
Non-U.S. operations at different rates	(1,437)	20	(24)
Goodwill impairment	—	—	(64,050)
Foreign exchange gains	(278)	(102)	(195)
Valuation allowance	(18,411)	(4,674)	(5,383)
Reduction of tax reserves	662	—	—
Other, net	(190)	149	(122)

Benefit (provision) for income taxes	$3,685	$(3,417)	$11,362

Constar paid income taxes of $195, $1,767 and $416 in 2005, 2004 and 2003, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) were:

	December 31,
	2005	2004
Current deferred tax assets:
Employee benefits	$6,270	$6,304
Restructuring reserves	713	819
Other accruals	937	1,223
Current valuation allowance	(4,384)	(2,916)

Current deferred tax asset	3,536	5,430

Long-term deferred tax assets:
Net operating loss carryforwards	31,686	14,425
Employee benefits	8,173	5,942
Restructuring	300	459
Valuation allowance	(27,832)	(7,276)

Long-term deferred tax asset	12,327	13,550

Long-term deferred tax liabilities:
Property, plant and equipment	(15,276)	(22,463)
Interest rate swap	(531)	—
Other	(163)	—

Long-term deferred tax liability	(15,970)	(22,463)

Long-term deferred tax liability, net	(3,643)	(8,913)

Net deferred tax liability	$(107)	$(3,483)

During 2005, the Company recorded an additional valuation allowance of approximately $22.0 million to cover the increase in deferred tax assets. The increase to the valuation allowance in the U.S. was primarily due to the net operating loss carryforwards. The foreign valuation allowance was primarily a result of the asset impairment in the Company’s United Kingdom and Dutch operations. During 2004, the Company recorded a valuation allowance of approximately $4.6 million to cover the increase in deferred tax assets.

At December 31, 2005 and 2004, the Company had federal tax net operating loss carry forwards of $61.1 million and $41.0 million, respectively. The majority of the Company’s federal tax net operating losses will begin to expire in 2022. The Company’s ability to use the net operating loss carry forwards is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

At December 31, 2005 and 2004, the Company had state tax net operating loss carry forwards of $85.0 million and $36.0 million, respectively. The state tax net operating loss carry forwards will begin to expire in 2006 through 2017.

At December 31, 2005, the Company’s United Kingdom operation had foreign tax net operating loss carry forwards of $11.3 million and none at December 31, 2004. At December 31, 2005, the Company’s Dutch operation had foreign tax net operating loss carry forwards of $2.3 million and none at December 31, 2004.

The Company has recorded a full valuation allowance against the net deferred tax asset position of its U.S., United Kingdom, and Dutch entities due to uncertainties surrounding the Company’s ability to realize deferred tax assets in the future.

No provision has been made for income taxes on the portion of unremitted earnings of foreign subsidiaries which are deemed to be permanently invested in those operations. The earnings from foreign operations are deemed to be a nominal amount.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company recorded an additional valuation allowance of approximately $4.6 million to account for the increase in deferred tax assets. Approximately $3.1 million of the additional valuation allowance related to a deferred tax asset recorded for the tax benefit of a pre-tax minimum pension liability adjustment of $9.0 million. In the fourth quarter of 2004, the provision for income taxes was increased by $3.1 million for this additional valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the charge should have been recorded as a component of other comprehensive income in shareholders’ equity in 2004.

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated statement of operations and considered the fact that the adjustment had no cash flow impact, no significant impact on the consolidated balance sheet, including net shareholder’s equity, and no impact on credit agreement EBITDA (earnings before interest, taxes and depreciation and amortization).

12.    Pension and Postretirement Benefits

U.S. Plans

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

A measurement date of December 31 was used for all plans presented below.

The components of the pension and postretirement benefit expense/(income) for the U.S. plans were as follows:

	2005			2004			2003
	Pension	Post- retirement		Pension	Post- retirement		Pension	Post- retirement
Service cost	$2,129	$		$1,742	$		$1,772	$43
Interest cost	4,293		371	4,083		508	3,649	657
Expected return on plan assets	(4,755)			(4,323)			(3,790)
Recognized actuarial loss	3,206		729	3,003		943	2,005	647
Recognized prior service cost	153		(213)	153		(194)	159
Curtailment							145
Special termination benefits							22

Total pension and postretirement expense	$5,026		$887	$4,658		$1,257	$3,962	$1,347

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the benefit obligation for Constar U.S.:

	2005		2004
	Pension	Post- retirement	Pension	Post- retirement
Benefit obligation at January 1	$76,958	$7,295	$61,288	$7,261
Service cost	2,129		1,742
Interest cost	4,293	371	4,083	508
Amendments		(2,429)		(1,305)
Actuarial (gain)/loss	862	(141)	12,816	1,251
Benefits paid	(3,010)	(602)	(2,971)	(420)

Projected benefit obligation at December 31	$81,232	$4,494	$76,958	$7,295

Accumulated benefit obligation at December 31	$77,615		$72,960

Changes in pension plan assets for Constar U.S.:

	2005	2004
Plan assets at January 1	$54,750	$52,022
Actual returns on plan assets	451	4,630
Employer contributions	7,571	1,069
Benefits paid	(3,010)	(2,971)

Plan assets at December 31	$59,762	$54,750

Reconciliation of funded status for Constar U.S.:

	2005		2004
	Pension	Post- retirement	Pension	Post- retirement
Plan assets less than benefit obligation	$(21,470)	$(4,494)	$(22,208)	$(7,295)
Unrecognized actuarial loss	44,805	3,741	42,845	4,611
Unrecognized prior service cost	1,072	(5,519)	1,225	(3,303)

Net amount recognized	$24,407	$(6,272)	$21,862	$(5,987)

U.S. Plan Assets	Target Allocation 2006		Percentage of Plan Assets at December 31,
			2005	2004
Equity Securities	45	%-70%	64%	61%
Debt Securities	30	%-50%	31%	36%
Other	0	%-10%	5%	3%

Total			100%	100%

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Constar estimates that its expected contributions to the U.S pension and postretirement plans for the 2006 fiscal year will aggregate $5.6 million.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year(s) ending:

	Pension	Post Retirement
(a) 2006	$3,197	$253
(b) 2007	$3,302	$304
(c) 2008	$3,416	$347
(d) 2009	$3,514	$401
(e) 2010	$3,657	$444
(f) 2011-2015	$22,009	$2,330

U.K. Plans

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 8% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

The components of pension expense for the U.K. plan were:

	Years Ended December 31,
	2005	2004	2003
Service cost	$427	$373	$194
Interest cost	451	413	364
Expected return on plan assets	(450)	(370)	(287)
Recognized loss	119	74	78

Total pension expense	$547	$490	$349

Changes in the benefit obligation for the U.K. pension plan were:

	December 31,
	2005	2004
Benefit obligation at January 1	$8,863	$6,335
Service cost	427	373
Interest cost	451	413
Actuarial loss	1275	1,092
Participant contributions	131	128
Benefits paid	(47)	(55)
Foreign currency rate changes	(1,036)	577

Projected benefit obligation at December 31	$10,064	$8,863

Accumulated benefit obligation at December 31	$7,568	$6,559

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the plan assets for the U.K. pension plan were:

	December 31,
	2005	2004
Plan assets at January 1	$5,271	$3,983
Actual returns on plan assets	1,205	428
Employer contributions	448	437
Participant contributions	131	128
Benefits paid	(47)	(55)
Foreign currency rate changes	(638)	350

Plan assets at December 31	6,370	5,271

Plan assets less than benefit obligation	(3,694)	(3,592)
Unrecognized actuarial loss	3,403	3,372

Net amount recognized as non-current asset (liability)	$(291)	$(220)

U.K. Plan Assets	Percentage of Plan Assets at December 31,
	2005	2004
Equity Securities	88%	86%
Debt Securities	8%	12%
Real Estate	1%	0%
Other	3%	2%

Total	100%	100%

Equity securities are expected to return 8% to 9% over the long-term, while debt securities are expected to return between 4.5% and 6.5%. The U.K. Plan does not have set target allocations for investment distribution for 2006.

The investment policy is to maintain a balanced but pro-equity approach to maximize the long term return on the plan’s assets while paying proper attention to the liability profile, funding requirements and investment risks. The Company annually reviews its agreement to ensure that the investments held are suitable for the plan and are appropriately diversified.

Constar estimates that its expected contributions to the U.K pension plan for the 2006 fiscal year will aggregate $430.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plan for the fiscal year(s) ending:

(a) 2006	$46
(b) 2007	$48
(c) 2008	$50
(d) 2009	$52
(e) 2010	$54
(f) 2011-2015	$303

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Netherlands Plans

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases. Premiums are expensed as incurred and were $581, $476 and $437 in 2005, 2004 and 2003, respectively.

The components of pension expense for the Netherlands plan were:

	Years Ended December 31,
	2005	2004
Service cost	$483	$473
Interest cost	81	81
Expected return on plan assets	(80)	(80)
Amortization of net loss	22	—

Total pension expense	$506	$474

Changes in the benefit obligation for the Netherlands pension plan were:

	December 31,
	2005	2004
Benefit obligation at January 1	$2,079	$—
Service cost	483	473
Interest cost	81	81
Actuarial loss	432	401
Participant contributions	120	120
Benefits paid	(747)	(620)
Acquisition/Other	—	1,455
Foreign currency rate changes	(283)	169

Projected benefit obligation at December 31	$2,165	$2,079

Accumulated benefit obligation at December 31	$—	$—

Changes in the plan assets for the Netherlands pension plan were:

	December 31,
	2005	2004
Plan assets at January 1	$1,597	$—
Actual returns on plan assets	(191)	45
Employer contributions	581	467
Participant contributions	120	120
Acquisitions/Other	—	1,455
Benefits Paid	(747)	(620)
Foreign currency rate changes	(190)	130

Plan assets at December 31	1,170	1,597

Plan assets less than benefit obligation	(995)	(482)
Unrecognized actuarial loss	1,059	474

Net amount recognized as non-current asset (liability)	$64	$(8)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Netherlands Plan Assets	Target Allocation 2006	Percentage of Plan Assets at December 31,
		2005	2004
Other	100%	100%	100%

Total	100%	100%	100%

The Netherlands plan is funded via an insurance contract. The expected long-term rate reflects the Company’s estimate of the annual return that will be awarded by the insurance company in respect of the participation right inherent in the contract.

Constar estimates that its expected contributions to the Netherlands pension plan for the 2006 fiscal year will aggregate $545.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year(s) ending:

(a) 2006	$738
(b) 2007	$767
(c) 2008	$798
(d) 2009	$830
(e) 2010	$863
(f) 2011-2015	$4,853

Consolidated amounts recognized in the balance sheet consist of:

	Years Ended December 31,
	2005		2004
	Pension	Post- retirement	Pension	Post- retirement
Current liability	$(5,300)	$(253)	$(7,570)	$(455)
Non-current liability	(13,969)	(6,019)	(11,935)	(5,540)
Intangible asset	1,041		1,203
Minimum pension included in Stockholders’ Equity	41,219		39,936

Net amount recognized	$22,991	$(6,272)	$21,634	$(5,995)

The tax effects of minimum pension liabilities of $14,427 in 2005 and $13,924 in 2004 were also included as a component of accumulated other comprehensive loss.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average actuarial assumptions for the plans were as follows:

	2005	2004	2003
U.S.
Discount rate	5.70%	5.75%	6.25%
Compensation increase	3.00%	3.00%	3.00%
Long-term rate of return	8.50%	8.50%	8.50%

U.K.
Discount rate	5.25%	5.25%	6.25%
Compensation increase	4.00%	4.00%	5.50%
Long-term rate of return	8.50%	8.50%	8.50%

Netherlands
Discount rate	4.00%	4.50%	N/A
Compensation increase	3.50%	3.50%	N/A
Long-term rate of return	5.50%	5.50%	N/A

The health care accumulated postretirement benefit obligation was determined at December 31, 2005 and 2004 using a health care cost trend rate of 8.1% for both years, decreasing to 4.9% over eight years for 2005 six years for 2004. The discount rate was 5.625%, 5.75% and 6.75% for December 31, 2005, 2004 and 2003, respectively. This plan was closed to new participants as of December 31, 2002. Only employees as of that date that met certain employment experience and were of a certain age will be allowed to receive benefits under this plan at time of retirement. Changing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $560 and the total of service and interest cost by approximately $44. A 1.0% change in the expected rate of return on plan assets would have changed 2005 U.S. pension expense by approximately $548. A 0.5% change in the discount rate would have changed 2005 U.S. pension expense by approximately $576.

The Company sponsors a Savings and Investment Plan and an Employee Stock Purchase Plan that covers substantially all U.S. employees. The Company’s contributions to the Savings Investment Plan were $1,051, $994 and $874 in 2005, 2004 and 2003, respectively.

13.    Other Liabilities

	December 31,
	2005	2004
Postemployment benefits	$2,291	$1,991
Restructuring	—	1,312
Asset retirement obligation	648	691
Accrued rent	2,977	2,193
Other	435	400

	$6,351	$6,587

Postemployment benefits consist primarily of disability and severance benefits for U.S. personnel. Accrued rent consists primarily of the additional expense recognized for operating leases on a straight-line basis over the lease term.

The Company has recorded asset retirement obligations primarily associated with the restoration of leased plant facilities.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Lease Commitments

Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2006	$12,753
2007	10,136
2008	9,102
2009	8,161
2010	7,413
Thereafter	21,361

Net minimum lease payments	$68,926

Total rental expense was $12,428, $11,493 and $10,244 in 2005, 2004 and 2003, respectively.

During 2004, the Company performed a review of all original facility leases that were in effect in 2004 to ensure that any ‘free rent’ or ‘rent holidays’ and rent escalations in the operating lease are recognized on a straight-line basis over the lease term. At December 31, 2004, the Company calculated the need for a deferred rent liability of $2.2 million as a result of free rent period and rent escalations. This $2.2 million adjustment was recorded in the fourth quarter of 2004. Of this $2.2 million, approximately $1.0 million related to costs that should have been reflected as of December 31, 2003. Accordingly, we included these errors in the fourth quarter of 2004.

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the combined and consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 and 2003 consolidated statement of operations and considered the fact that the adjustment had no cash flow impact, no significant impact on the consolidated balance sheet, including net shareholder’s equity, and no impact on credit agreement EBITDA (earnings before interest, taxes and depreciation and amortization).

15.    Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. Those objections are still pending. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company was a defendant in a lawsuit that was filed in the Ninth Judicial Circuit of Florida on January 9, 2001 by former and current employees of its Orlando, Florida facility. The lawsuit alleged bodily injury as a result of exposure to off-gasses from polyvinyl chloride (“PVC”) during the manufacture of plastic bottles from 1980 to 1987. PVC suppliers and a manufacturer of the manufacturing equipment used to process the PVC were also defendants. In December 2005, the Company settled the claims of all remaining plaintiffs for $1.5 million.

On May 23, 2005, the Company instituted arbitration proceedings against Mott’s Inc. and Mott’s LLP before the American Arbitration Association. The Company asserted that Mott’s had breached the terms of a supply agreement by underpaying Constar for PET preform products manufactured and sold to Mott’s pursuant to the supply agreement. Mott’s filed a counterclaim asserting that it has overpaid for PET preforms in the past. A hearing was held in January 2006 to consider dispositive motions. In February 2006, the arbitrator ruled in favor of the Company and dismissed Mott’s counterclaim.

On November 15, 2005, Constar filed a lawsuit against Honeywell International Inc. (“Honeywell”) and Ball Plastic Container Corp. (“Ball”) in the United States District Court for the Western District of Wisconsin, captioned Constar International Inc. v. Ball Plastic Container Corp. and Honeywell International Inc. The lawsuit alleges that Ball’s use of Honeywell’s Aegis™ Ox and Aegis™ HFX oxygen scavenging nylon resins in plastic beer and juice containers infringes Constar’s patent rights, and that Honeywell induced such infringement by selling such resins to Ball. Constar’s complaint seeks an injunction against further infringement and unspecified money damages for past infringement. Both Ball and Honeywell asserted counterclaims alleging that Constar’s patent at issue is invalid and unenforceable. In February 2006, Constar and Honeywell settled all claims between them regarding this action. A trial is scheduled to begin on September 25, 2006 with respect to the claims between Constar and Ball. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

Constar has received requests for information or notifications of potential responsibility from the Environmental Protection Agency (“EPA”), and certain state environmental agencies for certain off-site locations. Constar has not incurred any significant costs relating to these matters. Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at two related sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at these sites. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs has been minimal thus far and no accrual has been recorded for future remediation at these sites.

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

16.    Capital Stock

As of December 31, 2005 and 2004, the Company’s authorized capital stock consists of 75 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01.

During 2004, the Company granted 121,500 shares of restricted stock to non-officer employees, of which 16,108 have been forfeited in connection with termination of employment and the Company granted 5,500 shares to non-employee directors of the Company, of which 750 shares were forfeited. One-third of these shares vest on each of the first three anniversaries of the grant date.

During 2004, the Company granted 15,000 shares of restricted stock to one officer of the Company. With respect to this grant, 20% of the shares will vest on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves price targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date or upon an earlier change of control of the Company, any unvested shares will vest. During August 2004, the Company granted an additional 158,500 shares of restricted stock to certain other officers, of which 41,250 have been forfeited in connection with termination of employment. These shares vest in the same manner described above, except that the price targets for the officer’s grants are set at $6.00, $9.00 and $12.00 instead of $7.00, $12.00 and $15.00.

During 2005, 51,107 shares of restricted stock were forfeited and another 10,114 shares were surrendered to satisfy federal income tax obligations.

On February 17, 2005, the Company issued 55,049 restricted stock units to certain officers in connection with the Company’s incentive compensation plan for fiscal 2004 of which 6,454 restricted stock units were

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeited during 2005. When these units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from shares authorized under the 2002 Stock Based Incentive Compensation Plan or another shareholder-authorized plan.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded an expense of approximately $651, $879 and $219, respectively related to the amortization of the vesting period of these grants.

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

There were no shares of preferred stock issued or outstanding at December 31, 2005 or 2004.

17.    Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive income for the years ended December 31, 2005, 2004 and 2003, net of tax, are shown below:

2005
Minimum pension liability	$(2,342)
Revaluation of cash flow hedge	1,391
Cumulative translation adjustment	(5,497)

Other comprehensive loss	$(6,448)

2004
Minimum pension liability	$(6,547)
Cumulative translation adjustment	3,854

Other comprehensive loss	$(2,693)

2003
Minimum pension liability	$898
Cumulative translation adjustment	6,124

Other comprehensive loss	$7,022

During 2004, the Company recorded an additional valuation allowance of approximately $4.6 million to account for the increase in deferred tax assets. Approximately $3.1 million of the additional valuation allowance related to a deferred tax asset recorded for the tax benefit of a pre-tax minimum pension liability adjustment of $9.0 million. In the fourth quarter of 2004, the provision for income taxes was increased by $3.1 million for this additional valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the charge should have been recorded as a component of other comprehensive income in shareholders’ equity in 2004.

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement of operations and considered the fact that the adjustment had no cash flow impact, no significant impact on the consolidated balance sheet, including net shareholder’s equity, and no impact on credit agreement EBITDA (earnings before interest, taxes and depreciation and amortization).

The Company also concluded that this adjustment did not indicate a material weakness in the internal control of the Company since this was a specific limited instance and had no impact on future periods.

As of December 31, 2005 and 2004 accumulated other comprehensive loss consisted of the following, net of tax:

	2005	2004
Minimum pension liability	$(28,354)	$(26,012)
Revaluation of cash flow hedge	1,391	—
Cumulative translation adjustment	(478)	5,019

Total	$(27,441)	$(20,993)

18.    Derivative Financial Instruments (Cash Flow Hedge)

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. For the year ended December 31, 2005, the Company reported a non-current asset and a gain in other comprehensive income of $1,391.

19.    Related Party Transactions

In 2002, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois, and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2005, 2004 and 2003, the Company paid Crown $1,456, $1,477 and $1,422, respectively, under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2005 and the current Alsip lease agreement expires on December 31, 2006. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown upon the completion of the Company’s initial public offering in November 2002. Under the transition services agreement, Crown provided services that included payroll, benefits administration, systems for accounting reporting and information technology. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement expired on December 31, 2005, and a new agreement is being negotiated. The Company recorded an expense of $3,995, $4,238 and $4,864 during the years ended December 31, 2005, 2004 and 2003, respectively, related to the transition services agreement and had a payable to Crown at December 31, 2005, and 2004 of $208 and $266, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. The Company purchased approximately $15,426, $15,888 and $13,977 of PET preforms and containers from Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not have a payable to Crown at December 31, 2005 for the SLC Agreement and had a net payable to Crown of approximately $597 related to the SLC Agreement at December 31, 2004. In November 2005, Crown USA sold its Salt Lake City facility to a third party. The Company has negotiated a similar tolling agreement with the third party that expires on December 31, 2007.

In 2002, Constar Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $2,748, $3,811 and $1,613 of rings, bands and closures to Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company had a net receivable from Crown of approximately $384 and $585 related to the Newark Agreement at December 31, 2005 and 2004, respectively.

In 2002, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplies Crown Italy with resin and Crown Italy supplies Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products are manufactured using equipment that Constar Italy leases to Crown Italy and maintains at Crown Italy’s facility. The Voghera Agreement expires on December 31, 2006. Net of resin sales, the Company purchased approximately $2,211, $3,199 and $1,277 of PET preforms from Crown Italy during the years ended December 31, 2005, 2004 and 2003, respectively. The Company had approximately a $402 net payable to Crown Italy as of December 31, 2005 and approximately a $15 net receivable due from Crown Italy at December 31, 2004 related to the Voghera Agreement.

In 2002, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blows preforms into bottles and sells the bottles to Constar Italy. Constar Italy sells preforms to Crown Faba. The Faba Agreement expired on December 31, 2003 and this supply arrangement has now ceased. The Company purchased approximately $518, $2,395 and $2,418 of bottles from Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company sold approximately $625, $857 and $1,909 of preforms to Crown during the years ended December 31, 2005, 2004 and 2003, respectively. The Company had no outstanding balance with Crown as regards to this agreement at December 31, 2005 and a net receivable from Crown of approximately $170 at December 31, 2004 related to the Faba Agreement.

In 2002, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures technologies. For the years ended December 31, 2005, 2004 and 2003, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £331, £284 and £315, respectively, in royalties under this license and had a net payable to Crown of approximately £171 and £68 related to this license agreement at December 31, 2005 and 2004, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which the Company agreed to pay a portion of any royalties earned on licenses to our Oxbar technology. The Company had a net payable to Crown of approximately $1.6 million related to this license at December 31, 2005.

In 2002, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2005, the Company had an under-funded benefit obligation of approximately $20.8 million under such plans. See Note 12 for Pension and Postretirement disclosures.

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

20.    Other Expense (Income):

	2005	2004	2003
Bad debt expense	$1,195	$228	$2,198
(Gain) loss from disposition of property, plant and equipment, net	(546)	385	2,469
Legal settlement	1,500	(25,100)	—
Royalty income, net	(920)	(1,278)	(158)
Restricted stock compensation expense	651	879	219
Increase in cash surrender value	(669)	(41)	(79)
Other	(154)	(21)	(220)

	$1,057	$(24,948)	$4,429

On November 1, 2004, Constar settled its Oxbar patent infringement action against Continental PET Technologies, Inc. and received $25.1 million proceeds. During 2005, the Company paid $1.5 million to settle a lawsuit by former and current employees of its Orlando, Florida facility.

21.    Earnings Per Share

The following table summarizes the basic and diluted earnings loss) per share computations for 2005, 2004 and 2003:

	2004	2004	2003
Net income/(loss)	$(59,990)	$(6,820)	$(220,549)

Weighted average shares	12,145	12,028	12,000
Basic and diluted EPS	$(4.94)	$(0.57)	$(18.38)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings (loss) per share excludes all potentially dilutive securities and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the assumed exercise and conversion of potentially dilutive securities, including stock options and preferred stock, in periods when they are not anti-dilutive; otherwise, it is the same as basic earnings (loss) per share.

Basic and diluted EPS are the same for each of the twelve months ended December 31, 2005, 2004 and 2003. Common shares contingently issuable upon the exercise of outstanding stock options amounted to 176,017 and restricted shares outstanding amounted to 329,637 for 2005. Since the exercise prices of the then outstanding options were above the average market price for the related period, these shares and the restricted shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

22.    Segment Information

Constar has only one reporting unit. The Company has operating plants in the United States and Europe which have similar economic characteristics. Each plant operation is similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales and long-lived assets for the countries in which Constar operated were:

	Years Ended December 31,
	Net Customer Sales			Long-lived Assets
	2005	2004	2003	2005	2004	2003
United States	$743,776	$621,765	$560,182	$140,100	$146,284	$173,284
United Kingdom	126,592	120,977	94,497	11,056	31,512	34,294
Other	99,715	97,044	84,978	7,989	16,716	15,538

	$970,083	$839,786	$739,657	$159,145	$194,512	$223,116

Constar’s financial systems do not produce complete financial information on a product line basis.

23.    Major Customer Sales

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2005, the Company’s top five customers accounted for an aggregate of 55% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 70% of the Company’s sales.

During 2005, purchases by Pepsi Bottling Group accounted for an aggregate of 33% of the Company’s sales. No customer accounted for more than 10% of the Company’s sales in 2005.

24.    Stock Option Plan

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

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan. The plan is administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At December 31, 2005, 131,344 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At December 31, 2005, 10,667 shares were available for future grants.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2004:	181,676	$12.00
Granted	—	—
Exercised	—	—
Forfeited	(5,659)	$12.00

Outstanding at December 31, 2005	176,017	$12.00

The following table summarizes information about the stock options outstanding under the Option Plans as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$12.00	176,017	0.0 years	$12.00	176,017	$12.00

All outstanding stock options were fully vested as of December 31, 2005.

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

During February 2004, an additional 118,000 shares of restricted stock were issued to employees, of which 16,108 have been forfeited in connection with termination of employment. No executive officers of the Company received shares in connection with this grant. One-third of the shares vest on each of the first three anniversaries of the grant date.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2005, 51,107 shares of restricted stock were forfeited and another 10,114 shares were surrendered to satisfy federal income tax obligations.

On February 17, 2005, the Company issued 55,049 restricted stock units to certain officers in connection with the Company’s incentive compensation plan for fiscal 2004 of which 6,454 were forfeited in 2005. When these units vest on February 17, 2008, they may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from shares authorized under the 2002 Stock Based Incentive Compensation Plan or another shareholder-authorized plan.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded an expense of approximately $651, $879 and $219, respectively related to the amortization of the vesting period of these grants.

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

26.    Condensed Consolidating Financial Information

As discussed in Note 9, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the New Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis along with the Company’s domestic subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of December 31, 2005 and December 31, 2004;

•	Statements of operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003; and

•	Statements of cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2005

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$		$6,744	$2,919	$		$9,663
Intercompany receivable			70,168	3,749		(73,917)	—
Accounts receivable, net			65,542	17,039			82,581
Inventories, net			95,007	6,828			101,835
Prepaid expenses and other current assets			11,644	274			11,918

Total current assets			249,105	30,809		(73,917)	205,997

Property, plant and equipment, net			151,156	7,989			159,145
Goodwill			148,813				148,813
Investments		421,732	16,453			(438,185)	—
Other assets		10,958	9,739				20,697

Total Assets		$432,690	$575,266	$38,798		$(512,102)	$534,652

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt		$10,453	$—	$1,540	$		$11,993
Intercompany payable		67,012	3,094	3,811		(73,917)	—
Accounts payable and accrued liabilities		3,880	120,812	13,993			138,685
Income taxes payable			205	120			325

Total current liabilities		81,345	124,111	19,464		(73,917)	151,003

Long-term debt, net of current portion		393,205					393,205
Pension and postretirement liabilities			19,971	17			19,988
Deferred income taxes			3,536	107			3,643
Other liabilities			5,916	435			6,351

Total liabilities		474,550	153,534	20,023		(73,917)	574,190

Minority interests				2,322			2,322
Stockholders’ equity		(41,860)	421,732	16,453		(438,185)	(41,860)

Total Liabilities and Stockholders’ Equity		$432,690	$575,266	$38,798		$(512,102)	$534,652

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents	$		$6,791	$2,525	$—	$9,316
Intercompany receivable			38,173	1,263	(39,436)
Accounts receivable, net			67,252	17,064		84,316
Inventories, net			92,354	11,595		103,949
Prepaid expenses and other current assets			13,406	632		14,038

Total current assets			217,976	33,079	(39,436)	211,619

Property, plant and equipment, net			177,796	16,716		194,512
Goodwill			148,813			148,813
Investments		436,756	23,694		(460,450)
Other assets		11,323	11,093	1		22,417

Total Assets		$448,079	$579,372	$49,796	$(499,886)	$577,361

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt		$18,248	$—	$1,540	$—	$19,788
Intercompany payable		35,488	439	3,509	(39,436)
Accounts payable and accrued liabilities		1,709	110,476	16,220		128,405
Accounts payable—affiliate			1,141	131		1,272
Income taxes payable

Total current liabilities		55,445	112,056	21,400	(39,436)	149,465

Long-term debt, net of current portion		368,637				368,637
Pension and postretirement liabilities			17,460	15		17,475
Deferred income taxes			6,910	2,003		8,913
Other liabilities			6,190	397		6,587

Total liabilities		424,082	142,616	23,815	(39,436)	551,077

Minority interests				2,287		2,287
Stockholders’ equity		23,997	436,756	23,694	(460,450)	23,997

Total Liabilities and Stockholders’ Equity		$448,079	$579,372	$49,796	$(499,886)	$577,361

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$875,302	$99,715	$		$975,017
Cost of products sold, excluding Depreciation			797,832	94,933			892,765
Depreciation			37,207	2,808			40,015

Gross profit			40,263	1,974			42,237

Operating expenses:
Selling and administrative expenses			23,460	1,844			25,304
Research and technology expenses			6,609				6,609
Write off of deferred financing costs		10,025					10,025
Interest expense		37,949	755	201			38,905
Foreign exchange adjustments			1,213	346			1,559
Provision for restructuring and asset			218				218
Asset impairment			16,500	5,700			22,200
Other expenses, net			1,233	(176)			1,057

Total operating expenses		47,974	49,988	7,915			105,877

Loss before taxes		(47,974)	(9,725)	(5,941)			(63,640)

Benefit (provision) for income taxes			2,404	1,281			3,685
Equity earnings		(12,016)	(4,695)			16,711	—
Minority interests				(35)			(35)

Net loss		$(59,990)	$(12,016)	$(4,695)		$16,711	$(59,990)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$747,138	$97,044	$		$844,182

Cost of products sold, excluding depreciation			656,537	90,147			746,684
Depreciation			47,268	3,792			51,060

Gross profit			43,333	3,105			46,438

Operating expenses:
Selling and administrative expenses			26,200	1,907			28,107
Research and technology expenses			5,725				5,725
Interest expense		39,005	581	212			39,798
Foreign exchange adjustments			(58)	120			62
Provision for restructuring and asset impairment			1,095				1,095
Other expenses, net			(25,202)	254			(24,948)

Total operating expenses		39,005	8,341	2,493		—	49,839

Income (loss) before taxes		(39,005)	34,992	612		—	(3,401)

Benefit (provision) for income taxes			(2,958)	(459)			(3,417)
Equity earnings		32,185	151			(32,336)
Minority interests				(2)			(2)

Net income (loss)		$(6,820)	$32,185	$151		$(32,336)	$(6,820)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(in thousands)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$657,446	$84,843	$		$742,289

Cost of products sold, excluding depreciation			581,440	76,429			657,869
Depreciation			51,908	3,580			55,488

Gross profit			24,098	4,834			28,932

Operating expenses:
Selling and administrative expenses			21,465	1,575			23,040
Research and technology expenses			5,220				5,220
Write off of deferred financing costs		751					751
Interest expense		33,520	497	204			34,221
Foreign exchange adjustments			(693)	(775)			(1,468)
Provision for restructuring and asset impairment			11,557				11,557
Goodwill impairment loss			183,000				183,000
Other expenses, net			4,741	(312)			4,429

Total operating expenses		34,271	225,787	692			260,750

Income (loss) before taxes		(34,271)	(201,689)	4,142			(231,818)

Benefit (provision) for income taxes		12,732	241	(1,611)			11,362
Equity earnings		(199,010)	2,438			196,572
Minority interests				(93)			(93)

Net income (loss)		$(220,549)	$(199,010)	$2,438		$196,572	$(220,549)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2005

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(59,990)	$(12,016)	$(4,695)	$16,711	$(59,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,293	37,207	2,808		42,308
Asset impairment charge		16,500	5,700		22,200
Earned compensation on restricted stock		900			900
Write down of deferred financing costs	6,556				6,556
Equity earnings	12,016	4,695		(16,711)	—
Change in assets and liabilities, net	2,536	11,789	(2,340)		11,985

Net cash provided by (used in) operating activities	(36,589)	59,075	1,473	—	23,959

Cash flows from investing activities
Purchases of property, plant and equipment, net		(31,278)	(1,308)		(32,586)
Proceeds from sale of property, plant and equipment equipment		1,986	13		1,999

Net cash used in investing activities	—	(29,292)	(1,295)	—	(30,587)

Cash flows from financing activities
Proceeds from sale of Senior Notes	220,000				220,000
Repayment of term loan	(121,941)				(121,941)
Proceeds from Revolver Loan	771,256				771,256
Repayment of Revolver Loan	(777,803)				(777,803)
Repayment of second lien loan	(75,000)				(75,000)
Costs associated with debt refinancing	(11,447)				(11,447)
Change in outstanding cash overdrafts		2,684			2,684
Other financing activities		(247)			(247)
Net change in Constar intercompany loans	31,524	(31,975)	451		—

Net cash provided by (used in) financing activities	36,589	(29,538)	451	—	7,502

Effect of exchange rate changes on cash and cash equivalents	—	(292)	(235)	—	(527)

Net change in cash and cash equivalents	—	(47)	394	—	347
Cash and cash equivalents at beginning of period	—	6,791	2,525	—	9,316

Cash and cash equivalents at end of period	$—	$6,744	$2,919	$—	$9,663

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(6,820)	$32,185	$151	$(32,336)	$(6,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,273	47,264	3,796		53,333
Provisions for restructuring and asset impairments		1,095			1,095
Earned compensation on restricted stock		879			879
Write down of fixed assets and property dispositions		768	(158)		610
Deferred income taxes		2,707	40		2,747
Equity earnings	(32,185)	(151)		32,336

Change in assets and liabilities, net:
Receivables		(13,537)	(1,678)		(15,215)
Inventory		(19,955)	(47)		(20,002)
Trade payable to related party, net		(3,298)	5,450		2,152
Accounts payable and accrued liabilities	(114)	13,860	(10,183)		3,563
Other, net		3,447	2,304		5,751

Net cash provided by (used in) operating activities	(36,846)	65,264	(325)	—	28,093

Cash flows from investing activities
Purchases of property, plant and equipment, net		(18,562)	(3,592)		(22,154)
Proceeds from sale of property, plant and equipment		289			289

Net cash used in investing activities	—	(18,273)	(3,592)	—	(21,865)

Cash flows from financing activities
Proceeds from Revolver Loan	112,000				112,000
Repayment of Revolver Loan	(120,000)				(120,000)
Repayment of Term B Loan	(1,248)				(1,248)
Costs associated with debt refinancing
Change in outstanding cash overdrafts		(4,614)			(4,614)
Net change in Constar intercompany loans	46,094	(48,222)	2,128

Net cash provided by (used in) financing activities	36,846	(52,836)	2,128	—	(13,862)

Effect of exchange rate changes on cash and cash equivalents	—	317	155	—	472

Net change in cash and cash equivalents	—	(5,528)	(1,634)	—	(7,162)
Cash and cash equivalents at beginning of period	—	12,319	4,159	—	16,478

Cash and cash equivalents at end of period	$—	$6,791	$2,525	$—	$9,316

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2003

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities
Net (loss) income	$(220,549)	$(199,010)	$2,438	$196,572	$(220,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment loss		183,000			183,000
Depreciation and amortization	1,659	52,241	3,591		57,491
Provision for restructuring and asset impairments		11,557			11,557
Write down of deferred financing costs	751				751
Write off of fixed assets		2,674			2,674
Deferred income taxes		(12,106)	31		(12,075)
Equity earnings	199,010	(2,438)		(196,572)

Change in assets and liabilities, net:
Receivables		(4,293)	(3,771)		(8,064)
Inventory		7,218	(1,140)		6,078
Accounts payable and accrued liabilities		6,543	7,769		14,312
Other, net	2,701	(3,401)	(9,486)		(10,186)

Net cash provided by (used in) operating activities	(16,428)	41,985	(568)	—	24,989

Cash flows from investing activities
Purchases of property, plant and equipment, net		(46,090)	(977)		(47,067)
Acquisition of a business		(4,000)			(4,000)
Proceeds from sale of property, plant and equipment		107	20		127

Net cash used in investing activities	—	(49,983)	(957)	—	(50,940)

Cash flows from financing activities
Repayment of Revolver Loan	(30,000)				(30,000)
Proceeds from Second Lien Loan	75,000				75,000
Repayment of Term B Loan	(26,437)				(26,437)
Proceeds from other debt			1,547		1,547
Costs associated with debt financing	(4,102)				(4,102)
Change in outstanding cash overdrafts		5,514			5,514
Net change in Constar intercompany loans	1,967	(4,294)	2,327
Intercompany dividends paid		1,252	(1,252)
Minority dividends paid			(1,024)		(1,024)

Net cash provided by (used in) financing activities	16,428	2,472	1,598	—	20,498

Effect of exchange rate changes on cash and cash equivalents	—	590	428	—	1,018

Net change in cash and cash equivalents	—	(4,936)	501	—	(4,435)
Cash and cash equivalents at beginning of period	—	17,255	3,658	—	20,913

Cash and cash equivalents at end of period	$—	$12,319	$4,159	$—	$16,478

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Data (unaudited)

	2005
	First	Second	Third	Fourth
Net sales	$221,279	$265,358	$259,043	$229,337
Gross profit	6,371	10,449	13,846	11,571
Net loss	(20,048)	(7,701)	(23,467)	(8,774)

Per share data:

Net loss—basic and diluted	$(1.65)	$(0.63)	$(1.93)	$(0.72)
Weighted average shares outstanding—basic and diluted	12,119	12,129	12,157	12,178

	2004
	First	Second	Third	Fourth
Net sales	$191,738	$226,084	$224,530	$201,830
Gross profit	9,400	13,895	12,953	10,190
Net loss	(8,912)	(3,886)	(5,474)	11,452

Per share data:

Basic:
Net income (loss)	$(0.74)	$(0.32)	$(0.45)	$0.95

Diluted:
Net income (loss)	$(0.74)	$(0.32)	$(0.45)	$0.92

Weighted average shares outstanding—basic	12,000	12,000	12,036	12,017
Weighted average shares outstanding—diluted	12,000	12,000	12,036	12,512

1.	The first quarter of 2005 includes a write-off of deferred financing costs of $10.0 million as a result of the Company’s repayment of its term loan and revolver loan.

2.	The third quarter of 2005 includes an asset impairment charge of $22.2 million relating to the U.K. and Netherlands operations.

3.	The fourth quarter of 2004 includes a pre-tax charge of $1.9 million for operating lease costs related to prior periods.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and cash equivalents:    The carrying amount approximates fair value because of the short maturity of these instruments.

Term B Loan, Revolver Loan and Second Lien Loan:    The carrying amount approximates fair value because interest payments are based on floating rates.

Senior Notes:    Fair value is estimated based on quoted market values of the instruments.

Senior Subordinated Notes:    Fair value is estimated based on quoted market values of the instruments.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,663	$9,663	$9,316	$9,316
Term Loan	—	—	121,941	121,941
Revolver Loan	10,453	10,453	17,000	17,000
Senior Notes	220,000	212,300	—	—
Second Lien Loan	—	—	75,000	75,000
Senior Subordinated Notes	173,205	129,500	172,944	181,563

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2005
Trade accounts receivable	$2,396	$1,195	$(1,903)	$1,688
Inventory	447	930	(548)	829
Deferred taxes	10,192	22,024	—	32,216

For the Year Ended December 31, 2004
Trade accounts receivable	$2,970	$228	$(802)	$2,396
Inventory	918	420	(891)	447
Deferred taxes	5,518	4,674	—	10,192

For the Year Ended December 31, 2003
Trade accounts receivable	$941	$2,198	$(169)	$2,970
Inventory	262	1,003	(347)	918
Deferred taxes	135	5,383	—	5,518

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is reported within the time periods specified in the SEC’s rules and forms and that such information is communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2005, the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As described below under Management’s Report on Internal Control over Financial Reporting, our management has identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management, including the CEO and CFO, have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

For Management’s Report on Internal Control over Financial Reporting, see “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of 2005. Based on that evaluation, management concluded that there was a change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected the Company’s internal control over financial reporting. The Company experienced turnover of financial and accounting staff during the fourth quarter and all existing openings in the financial and accounting staff were not filled during the fourth quarter, although some positions were filled.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting to prevent or detect all errors and fraud. Disclosure controls and procedures and internal control over financial reporting, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud within the Company have been detected. These inherent limitations include the realities of faulty judgment in decision making and human error. The design of any controls is based in part on certain assumptions about the likelihood of future events; there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a decreased level of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

(a) The following documents are filed as part of this report:

(1) All Financial Statements :

The Financial Statements listed in the Index to Consolidated Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(2) Financial Statement Schedules :

The Financial Statement Schedules listed in the Index to Consolidated Financial Statements Schedules are filed as part of this report (See Part II Item 8).

(3) Exhibits :

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

1.1	Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

1.2	Underwriting Agreement, dated November 15, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc., the Subsidiary Guarantors and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).

4.4	Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to exhibit 4.1 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.5	Supplemental Indenture, dated as of February 11, 2005, among Constar International UK Ltd, Constar International Inc., the Note Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 20, 2002, relating to the Companies 11% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Companies Current report on Form 8-K filed on February 17, 2005)

4.6	Registration Rights Agreement, dated as of February 11, 2005 among Constar International Inc., the Guarantors party thereto, and the initial purchasers named therein (incorporated by reference to exhibit 4.3 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.7	U. S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.8	Access, Use and Interceditor Agreement, dated as of February 11, 2005, by and among Citicorp USA Inc., as Administrative Agent for the Revolving Secured Parties (as defined), Citibank N.A., London Branch, as Security Trustee for the Revolving Secured Parties, The Bank of New York, as Trustee, for the First Mortgage Secured Parties, (incorporated by reference to exhibit 4.5 of the Company’s current report on Form 8-K, filed on February 17, 2005)

4.9	Debenture, dated as of February 11, 2005, between Constar International UK Ltd, as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to exhibit 4.6 of the Company’s current report on Form 8-K, filed on February 17, 2005)

10.1	Services Agreement, dated as of January 1, 2005, by and between Constar International Inc. and Crown Cork & Seal Company, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.2	Corporate Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.3	Non-Competition Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.4	Technical Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.5	Reserved.

10.6	Newark Component Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.7	Registration Rights Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.8	Settlement Agreement dated October 31, 2004 between Constar International Inc. and Continental PET Technologies Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.9	License and Royalty Sharing Agreement, dated as of November 20, 2002, between Constar International Inc. and Crown Cork & Seal Technologies Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.10	Benefits Allocation Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 30, 2004).†

10.11	Voghera PET Preform Supply and Lease of Related Assets Agreement, dated as of November 12, 2002, by and among Crown Cork Italy S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.12	Faba Supply Agreement, dated as of November 12, 2002, by and among Faba Sirma S.p.A. and Constar Plastics of Italy S.R.L. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.13	Tax Sharing and Indemnification Agreement, dated as of November 20, 2002, by and among Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.14	Lease Agreement, dated as of January 1, 2005, by and between Crown Cork & Seal Company Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).†

10.15a	Amendment, dated October 6, 2004, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.18	Lease Agreement, dated as of January 1, 2004, by and between Crown Packaging Technology Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19	Closures Patent License Agreement between Crown Cork & Seal Technologies Corporation and Constar International UK Limited (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19a	Amendment No.1 to License Agreement, dated as of November 10, 2003, between Crown Cork & Seal Corporation and Constar International UK Limited. (incorporated by reference to Exhibit 10.19a filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20	Amended and Restated Purchase Agreement, dated as of February 3, 2005, among Constar International Inc., Citicorp Global Markets Inc. and, Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2005).

10.21	Constar International Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.22	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan. (incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.23	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.24	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.25	Reserved

10.26	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.27	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.28	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878)).*

10.29	Credit Agreement, dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.29a	Amendment No. 1, dated as of March 11, 2005, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citigroup USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2005).

10.29b	Amendment No. 2, dated as of August 17, 2005 to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citigroup USA, Inc. as Administrative Agent.

10.29c	Amendment No. 3 and Waiver, dated as of March 16, 2006, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citigroup USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.30	Pledge and Security Agreement, dated as of February 11, 2005, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.31	Security Trust Deed, dated as of February 11, 2005, among Constar International UK Ltd., Citicorp USA, Inc., Citicorp North America, Inc., Citibank, N.A. and Citibank, N.A. London Branch, as Trustee for the Secured Parties (as defined) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.32	Debenture, dated as of February 11, 2005, between Constar International UK Ltd., Citibank, N.A. London Branch, as Trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.33	Executive Employment Agreement, dated as of July 21, 2003 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003).*

10.34	Agreement, dated December 1, 2003 between Constar International Inc. and Jerry Hatfield (incorporated by reference to Exhibit 10.38 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.35	Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.36	Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004).*

10.37	Executive Employment Agreement, dated as of December 12, 2005 by and between Constar International Inc. and Walter S. Sobon (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 12, 2005).*

10.38	Description of 2006 base salaries and target bonus levels for named Executive Officers (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K/A filed on January 25, 2006).*

21.1	Subsidiaries of Constar International Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.
†	Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 29, 2006	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2006

/s/ WALTER S. SOBON Walter S. Sobon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2006

/s/ JAMES A. LEWIS James A. Lewis	Director	March 29, 2006

/s/ WILLIAM G. LITTLE William G. Little	Director	March 29, 2006

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 29, 2006

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 29, 2006

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 29, 2006

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 29, 2006