Form 10-Q
period 2006-03-31
CONSTAR INTERNATIONAL INC
filed 2006-05-15
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006

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

As of May 10, 2006, 12,502,992 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$7,922	$9,663
Accounts receivable, net (Note 2)	89,168	82,581
Inventories, net (Note 3)	108,473	101,835
Prepaid expenses and other current assets	11,256	11,918

Total current assets	216,819	205,997

Property, plant and equipment, net (Note 4)	157,917	159,145
Goodwill	148,813	148,813
Other assets	22,116	20,697

Total assets	$545,665	$534,652

Liabilities, Minority Interests and Stockholders’ Deficit

Current Liabilities
Short-term debt (Note 5)	$25,588	$11,993
Accounts payable and accrued liabilities	139,714	138,685
Income taxes payable	2	325

Total current liabilities	165,304	151,003

Long-term debt, net of current portion (Note 5)	393,269	393,205
Pension and post-retirement liabilities	20,237	19,988
Deferred income taxes	3,419	3,643
Other liabilities	6,486	6,351

Total liabilities	588,715	574,190

Commitments and contingent liabilities (Note 7)

Minority interests	2,341	2,322
Stockholders’ deficit	(45,391)	(41,860)

Total liabilities, minority interests and stockholders’ deficit	$545,665	$534,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005
Net customer sales	$229,735	$220,245
Net affiliate sales	957	1,034

Net sales	230,692	221,279
Cost of products sold, excluding depreciation	209,727	203,607
Depreciation	8,183	11,301

Gross profit	12,782	6,371

Selling and administrative expenses	7,589	6,144
Research and technology expenses	1,338	1,474
Write off of deferred financing costs	—	10,025
Provision for restructuring	210	59

Total operating expenses	9,137	17,702

Operating income (loss)	3,645	(11,331)
Interest expense	10,186	9,645
Other income, net	(311)	(415)

Loss before income taxes and minority interest	(6,230)	(20,561)
(Provision) benefit for income taxes	(94)	522
Minority interest	(19)	(9)

Net loss	$(6,343)	$(20,048)

Per common share data:
Basic and Diluted:
Net loss	$(0.52)	$(1.65)

Weighted Average Shares Outstanding:
Basic and Diluted	12,197	12,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(6,343)	$(20,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,729	11,797
Earned compensation on restricted stock	239	181
Write off of deferred financing costs	—	6,556
Deferred income taxes	28	(790)
Increase in accounts receivable	(6,026)	(18,133)
Increase in inventory	(6,415)	(21,395)
Decrease in other operating assets, net	938	3,263
(Decrease) increase in accounts payable	(495)	30,874
Increase in other operating liabilities, net	267	5,749
Other, net	19	9

Net cash used in operating activities	(9,059)	(1,937)

Cash flows from investing activities
Purchases of property, plant and equipment	(6,680)	(8,603)
Proceeds from sale of property, plant and equipment	36	554

Net cash used in investing activities	(6,644)	(8,049)

Cash flows from financing activities
Proceeds from sale of Senior Notes	—	220,000
Repayment of term loan	—	(121,941)
Proceeds from Revolver Loan	223,265	146,000
Repayment of Revolver Loan	(208,130)	(145,782)
Repayment of second lien loan	—	(75,000)
Change in outstanding overdrafts	640	2,657
Costs associated with debt refinancing	(299)	(10,774)
Other financing activities	(1,575)	24

Net cash provided by financing activities	13,901	15,184

Effect of exchange rate changes on cash and cash equivalents	61	(154)

Net change in cash and cash equivalents	(1,741)	5,044
Cash and cash equivalents at beginning of period	9,663	9,316

Cash and cash equivalents at end of period	$7,922	$14,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total
Balance, December 31, 2005		$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss	$(6,343)						(6,343)	(6,343)
Revaluation of cash flow hedge	2,072			2,072				2,072
Translation adjustments	536			536				536

Comprehensive loss	$(3,735)

Issuance of restricted stock			319			(319)
Forfeitures of restricted stock			(4)		(42)	11		(35)
Earned compensation on restricted stock						239		239

Balance, March 31, 2006		$125	$276,646	$(24,833)	$(499)	$(1,453)	$(295,377)	$(45,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in thousands unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods indicated. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable

	March 31, 2006	December 31, 2005
Trade and notes receivable	$83,997	$78,778
Less: allowance for doubtful accounts	(1,032)	(1,688)

Net trade receivables	82,965	77,090
Value added taxes recoverable	4,429	3,507
Miscellaneous receivables	1,774	1,984

Total	$89,168	$82,581

3. Inventories

	March 31, 2006	December 31, 2005
Finished goods	$69,111	$64,391
Raw materials and supplies	39,362	37,444

Total	$108,473	$101,835

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $673 and $369 as of March 31, 2006 and December 31, 2005, respectively.

4. Property, Plant and Equipment

	March 31, 2006	December 31, 2005
Land and improvements	$3,804	$3,778
Buildings and improvements	69,463	69,168
Machinery and equipment	638,110	629,275
Less: accumulated depreciation and amortization	(571,768)	(568,314)

	139,609	133,907
Construction in progress	18,308	25,238

	$157,917	$159,145

5. Debt

A summary of short-term and long-term debt follows:

	March 31, 2006	December 31, 2005
Short-Term
Revolver	$25,588	$10,453
Other	—	1,540

Total	$25,588	$11,993

Long-Term
Senior Notes	$220,000	$220,000
Senior Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,731)	(1,795)

Total	$393,269	$393,205

The Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. The Company has an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at March 31, 2006 was an asset of $3.5 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

The Senior Subordinated Notes due 2012 (“Subordinated Notes”) bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales.

The Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”) consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited (“Constar U.K.”), (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar U.K. and (B) up to 70% of eligible inventory of Constar U.K. (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves imposed by the administrative agent. In addition, the administrative agent under the Revolver Loan may impose discretionary availability reserves against the entire Revolver Loan. Borrowings under the Revolver Loan are also limited by the financial covenants summarized below. Based on the March 31, 2006 balance sheet, the Company’s calculated borrowing base was approximately $85.3 million.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the Revolver Loan. The Company also pays fees on any letters of credit outstanding under the Revolver Loan. The Revolver Loan bears interest at a rate equal to a Base Rate plus a margin ranging from 1.0% to 1.5% or LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the Revolver Loan.

Under the Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million.

Available credit under the Revolver Loan is defined as the excess of (1) the lesser of (i) $70.0 million or (ii) borrowing base availability (calculated as summarized above) minus (2) discretionary availability reserves imposed by the administrative agent, over outstanding borrowings and letters of credit. Collateral availability is defined as the borrowing base availability (calculated as summarized above) less outstanding borrowings and outstanding letters of credit. At March 31, 2006, the Company had $39.5 million of available credit, which exceeded the $5.0 million minimum requirement. Collateral availability at March 31, 2006 was $54.8 million, which exceeded the $20.0 million requirement.

The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend $30.0 million to $35.0 million in capital expenditures in 2006. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

The negative covenants contained in the Revolver Loan limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business, subject to certain exceptions set forth in the Revolver Loan.

At March 31, 2006, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $25.6 million outstanding on the Revolver Loan and $4.9 million outstanding under letters of credit.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2006 liquidity will be financial performance including the following factors:

•	achievement of the Company’s operating plan,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

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

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations and the other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If the Company failed to achieve its anticipated liquidity, the Company would have to pursue other avenues to seek liquidity. These actions may include, but are not limited to, delays and reductions in the timing and amount of capital expenditures, adjustments to its infrastructure, and further changes in its pricing strategies. The Company’s note indentures and the Revolver Loan limit the Company’s ability to incur additional indebtedness. Thus, in the event that the Company’s liquidity is significantly less than anticipated and any additional actions by the Company were insufficient to provide adequate liquidity, the Company would have to seek alternatives or changes to its capital structure.

6. Restructuring

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. A summary of the 2003 initiative is presented below:

Contract and Lease Termination Costs
Balance at December 31, 2005	$1,403
Charges to income	44
Payments	(288)

Balance at March 31, 2006	$1,159

During the three months ended March 31, 2006, the Company recognized a restructuring charge related to period costs associated with the two closed facilities. The balance in the restructuring reserves at March 31, 2006 represents the expected lease costs and other exit costs which are expected to be paid in 2006. The restructuring reserves are reported in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents exit costs for the closed facilities associated with the 1997 restructuring initiative, was $462 and $467 as of March 31, 2006 and December 31, 2005, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2006.

The Company’s Turkish joint venture principally services one customer which is the Company’s joint venture partner. The supply agreement expired and the Company decided not to renew the agreement and to discontinue the operations at its Turkish manufacturing plant. Operations are expected to continue at least through May 31, 2006 at which time the joint venture will seek buyers for the building and the manufacturing assets. The Turkey plant has approximately 27 employees. The Company estimates the amount of the charge associated with this decision to be approximately $512 before tax. The charge is principally comprised of employee payouts and benefits of which $166 was recognized in the first quarter 2006 and the remaining expense is expected to be reflected in the second quarter of 2006. The book value of the joint venture’s assets currently equals its fair value. The Company has a 55% interest in the joint venture and the assets, liabilities and results from operations have been consolidated in the Company’s financial statements.

The net sales for the Turkish joint venture reported in the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 were $5.0 million and $4.5 million, respectively. Gross profit for the three months ended March 31, 2006 and 2005 were $0.2 million and $0.1 million, respectively. The total property, plant and equipment, net, reported in the Consolidated Balance Sheets was $2.3 million as of March 31, 2006. The total assets reported in the Consolidated Balance Sheets as of March 31, 2006 was $10.7 million.

7. Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. The court heard the objections on May 1, 2006 and took them under advisement. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

On November 15, 2005, Constar filed a lawsuit against Honeywell International Inc. (“Honeywell”) and Ball Plastic Container Corp. (“Ball”) in the United States District Court for the Western District of Wisconsin, captioned Constar International Inc. v. Ball Plastic Container Corp. and Honeywell International Inc. The lawsuit alleges that Ball’s use of Honeywell’s Aegis™ Ox and Aegis™ HFX oxygen scavenging nylon resins in plastic beer and juice containers infringes Constar’s patent rights, and that Honeywell induced such infringement by selling such resins to Ball. Constar’s complaint seeks an injunction against further infringement and unspecified money damages for past infringement. Both Ball and Honeywell asserted counterclaims alleging that Constar’s patent at issue is invalid and unenforceable. In February 2006, Constar and Honeywell settled all claims between them regarding this action. A trial originally scheduled to begin on September 25, 2006 with respect to the claims between Constar and Ball is now scheduled to begin on October 16, 2006. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company is disputing certain pricing provisions of a contract related to a customer and is negotiating to settle this dispute. The Company is unable to determine the amount of any potential gain from settlement at this time and has not recorded any amount related to a potential settlement.

8. Comprehensive Income (Loss)

The following table sets forth the Company’s total comprehensive income (loss) for the periods shown:

	March 31, 2006	March 31, 2005
Net loss	$(6,343)	$(20,048)
Revaluation of cash flow hedge	2,072	—
Cumulative translation adjustment	536	(1,356)

Total comprehensive loss	$(3,735)	$(21,404)

9. Stock-Based Compensation

The Company has stock-based compensation plans which are described more fully in Note 24 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123-R “Share-Based Payment”, which revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Prior to January 1, 2006, the Company accounted for these stock-based compensation plans under the recognition and measurement provisions of APB No. 25 and related interpretations. Because the Company granted stock options to employees at exercise prices equal to fair value on the date of grant, no compensation cost was recognized for stock option grants in periods prior to fiscal 2006.

At March 31, 2006, the Company had 173,976 stock options outstanding. These stock options were fully vested at December 31, 2005. The Company did not issue any stock grants during the first quarter of 2006.

The following table illustrates the effect on net income loss and net loss per share if the fair value based method prescribed in SFAS No. 123 had been applied to stock option grants at the grant date (dollars in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss
As reported	$(20,048)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)

Pro forma	$(20,076)

Basic and diluted loss per share
As reported	$(1.65)
Pro forma	$(1.66)

For the periods ending March 31, 2006 and 2005, the Company recorded an expense of approximately $239 and $181, respectively, related to the amortization of the deferred compensation over the vesting period of the grants made under the Company’s compensation plan.

10. Earnings per Share

The following table summarizes the basic and diluted earnings per share (“EPS”) computations for the periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net loss	$(6,343)	$(20,048)
Weighted average common shares outstanding:
Basic and diluted	12,197	12,119
Basic and diluted loss per share:
Net loss	$(0.52)	$(1.65)

Basic EPS excludes all potentially dilutive securities and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Shares of the Company’s common stock contingently issuable upon the exercise of outstanding stock options totaled 173,976 and restricted shares outstanding totaled 295,965 at March 31, 2006. Since the exercise prices of the then outstanding stock options were above the average market price for the related period, these shares were excluded from the computation of earnings per share because the impact of their inclusion would be anti-dilutive.

11. Pension and Postretirement Benefits

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

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$814	$—	$801	$—
Interest cost	1,271	62	1,219	102
Expected return on plan assets	(1,452)	—	(1,330)	—
Amortization of net loss	891	171	839	194
Amortization of prior service cost	38	(77)	38	(49)

Total pension and postretirement expense	$1,562	$156	$1,567	$247

Constar estimates that its expected contribution to its pension plans for the 2006 fiscal year is $6.3 million of which $1.4 million was paid during the three months ended March 31, 2006.

12. Segment Information

Constar has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended March 31
	2006	2005
United States	$181,542	$169,447
United Kingdom	26,010	27,896
Other	22,183	22,902

	$229,735	$220,245

13. Income Taxes

During the three months ended March 31, 2006, the Company recorded a valuation allowance of $2.1 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during fiscal 2006. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

14. Derivative Financial Instruments (Cash Flow Hedge)

The Company reviews opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reviewed by the Company’s executive management.

The Company has an interest rate swap for a notional amount of $100.0 million relating to its Senior Notes. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. The objective and strategy for undertaking this Interest Rate Swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Company’s debt due in 2012.

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. For the three months ended March 31, 2006, the Company reported a non-current asset and a gain in other comprehensive income of $3.5 million.

15. Condensed Consolidating Financial Information

The Company’s Senior Notes, which are discussed in Note 5, are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of March 31, 2006 and December 31, 2005;

•	Statements of operations for the three months ended March 31, 2006 and March 31, 2005; and

•	Statements of cash flows for the three months ended March 31, 2006 and March 31, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(in thousands)

(unaudited)

	Parent		Guarantor		Non- Guarantor		Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$			$4,921		$3,001	$		$7,922
Inter-company receivable				59,725		5,019		(64,744)	—
Accounts receivable, net				71,551		17,617			89,168
Inventories, net				100,131		8,342			108,473
Prepaid expenses and other current assets				10,848		408			11,256

Total current assets				247,176		34,387		(64,744)	216,819

Property, plant and equipment, net				149,856		8,061			157,917
Goodwill				148,813					148,813
Investments		428,006		17,227				(445,233)	—
Other assets		10,574		11,639		(97)			22,116

Total assets		$438,580		$574,711		$42,351		$(509,977)	$545,665

Liabilities, Minority Interests and Stockholders’ Deficit
Current Liabilities
Short-term debt		$25,588	$		$		$		$25,588
Inter-company payable		56,340		5,019		3,385		(64,744)	—
Accounts payable and accrued liabilities		8,774		112,028		18,912			139,714
Income taxes payable						2			2

Total current liabilities		90,702		117,047		22,299		(64,744)	165,304

Long-term debt, net of current portion		393,269							393,269
Pension and post-retirement liabilities				20,219		18			20,237
Deferred income taxes				3,229		190			3,419
Other liabilities				6,210		276			6,486

Total liabilities		483,971		146,705		22,783		(64,744)	588,715

Minority interest						2,341			2,341
Stockholders’ deficit		(45,391)		428,006		17,227		(445,233)	(45,391)

Total liabilities, minority interests and stockholders’ deficit		$438,580		$574,711		$42,351		$(509,977)	$545,665

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Assets
Current assets
Cash and cash equivalents	$		$6,744	$2,919	$		$9,663
Intercompany receivable			70,168	3,749		(73,917)	—
Accounts receivable, net			65,542	17,039			82,581
Inventories, net			95,007	6,828			101,835
Prepaid expenses and other current assets			11,644	274			11,918

Total current assets			249,105	30,809		(73,917)	205,997

Property, plant and equipment, net			151,156	7,989			159,145
Goodwill			148,813				148,813
Investments		421,732	16,453			(438,185)	—
Other assets		10,958	9,739				20,697

Total Assets		$432,690	$575,266	$38,798		$(512,102)	$534,652

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt		$10,453	$—	$1,540	$		$11,993
Intercompany payable		67,012	3,094	3,811		(73,917)	—
Accounts payable and accrued liabilities		3,880	120,812	13,993			138,685
Income taxes payable			205	120			325

Total current liabilities		81,345	124,111	19,464		(73,917)	151,003

Long-term debt, net of current portion		393,205					393,205
Pension and postretirement liabilities			19,971	17			19,988
Deferred income taxes			3,536	107			3,643
Other liabilities			5,916	435			6,351

Total liabilities		474,550	153,534	20,023		(73,917)	574,190

Minority interest				2,322			2,322
Stockholders’ equity		(41,860)	421,732	16,453		(438,185)	(41,860)

Total Liabilities and Stockholders’ Equity		$432,690	$575,266	$38,798		$(512,102)	$534,652

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$208,509	$22,183	$		$230,692
Cost of products sold, excluding depreciation			188,729	20,998			209,727
Depreciation			7,803	380			8,183

Gross profit			11,977	805			12,782

Selling and administrative expenses			7,161	428			7,589
Research and technology expenses			1,338				1,338
Provision for restructuring			44	166			210

Total operating expenses			8,543	594			9,137

Operating income			3,434	211			3,645
Interest expense		9,988	181	17			10,186
Other income, net			(176)	(135)			(311)

Income (loss) before income taxes		(9,988)	3,429	329			(6,230)
Provision for income taxes			(69)	(25)			(94)
Equity earnings		3,645	285			(3,930)	—
Minority interest				(19)			(19)

Net income (loss)		$(6,343)	$3,645	$285		$(3,930)	$(6,343)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands)

(unaudited)

	Parent		Guarantor	Non- Guarantor	Eliminations		Total Company
Net sales	$		$198,378	$22,901	$		$221,279
Cost of products sold, excluding depreciation			181,621	21,986			203,607
Depreciation			10,501	800			11,301

Gross profit			6,256	115			6,371

Selling and administrative expenses			5,672	472			6,144
Research and technology expenses			1,474				1,474
Write off of deferred financing costs		10,025					10,025
Provision for restructuring			59				59

Total operating expenses		10,025	7,205	472			17,702

Operating loss		(10,025)	(949)	(357)			(11,331)
Interest expense		9,474	146	25			9,645
Other (income) expenses, net			(554)	139			(415)

Loss before income taxes		(19,499)	(541)	(521)			(20,561)
Benefit for income taxes			358	164			522
Equity earnings		(549)	(366)			915	—
Minority interest				(9)			(9)

Net (loss) income		$(20,048)	$(549)	$(366)		$915	$(20,048)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations		Total Company
Cash flows from operating activities
Net income (loss)	$(6,343)	$3,645	$285		$(3,930)	$(6,343)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	546	7,803	380			8,729
Earned compensation on restricted stock		239				239
Equity earnings	(3,645)	(285)			3,930
Change in assets and liabilities, net	5,278	(18,195)	1,233			(11,684)

Net cash (used in) provided by operating activities	(4,164)	(6,793)	1,898			(9,059)

Cash flows from investing activities
Purchases of property, plant and equipment, net		(6,377)	(303)			(6,680)
Proceeds from sale of property, plant and equipment		36				36

Net cash used in investing activities		(6,341)	(303)			(6,644)

Cash flows from financing activities
Proceeds from Revolver Loan	223,265					223,265
Repayment of Revolver Loan	(208,130)					(208,130)
Costs associated with debt refinancing	(299)					(299)
Change in outstanding cash overdrafts		640				640
Net change in Constar inter-company loans	(10,672)	10,672
Other financing activities, net		(35)	(1,540)			(1,575)

Net cash provided by (used in) financing activities	4,164	11,277	(1,540)			13,901

Effect of exchange rate changes on cash and cash equivalents		34	27			61

Net change in cash and cash equivalents	—	(1,823)	82			(1,741)
Cash and cash equivalents at beginning of period		6,744	2,919			9,663

Cash and cash equivalents at end of period	$—	$4,921	$3,001	$		$7,922

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 79% of the Company’s revenues in the first three months of 2006 were generated in the United States, with the remainder attributable to its European operations. During the first three months of 2006, one customer accounted for approximately 35% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 72% of the Company’s consolidated revenues. Approximately 76% of the Company’s sales in the first three months of 2006 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by price, volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that over time, growth and profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles or out of business. The Company does not expect growth in the carbonated soft drink market in the near term due to consumer preference for healthier beverages.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products that are used in such packaging applications as hot-filled beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Approximately 20% of the Company’s sales in the first three months of 2006 related to custom PET containers. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

In recent years, the PET packaging industry has experienced very competitive pricing conditions. Pricing pressure continues especially for custom products that can be produced with commercially available technology. Pricing pressure for conventional products has been minimal this year and domestic conventional capacity continues to remain tight. Most of the Company’s business, both in conventional and custom PET products, is subject to long term contracts with major consumer packaged goods producers. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, expires on December 31, 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, predominantly in the custom segment, the Company has agreed to price concessions. These concessions have been partially offset by price increases and other provisions obtained under new contracts for conventional business that renewed since the Company implemented its strategic value initiative in the fourth quarter of 2005. The net negative impact of contractual pricing is currently expected to be approximately $3.0 million in 2006. Under its strategic value initiative, the Company has presented to conventional customers whose contracts are up for renewal a new contract structure with integrated terms and conditions, service level options, and pricing components that give the customer the flexibility to choose from a set of service options that are priced as additions to a negotiated base product price. In addition to the revenue gain from higher prices under the new contracts, the Company believes the new structure will enable it to reduce costs by limiting services it must provide when a customer chooses a lower price that does not entitle the customer to such services.

The Company believes that it will continue to face two significant sources of pricing pressure. The first source is customer consolidation. When customers merge or purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove these provisions in all new contracts and contract renewals.

Constar’s gross margin, excluding depreciation expense, was 9.1% in the first quarter of 2006 as compared to 8.0% for the same period in 2005. This margin improvement is a result of the Company’s effort to improve customer and product mix, increase prices on certain products, maximize utilization rates and institute cost reduction programs and efficiency improvements. The Company’s ability to sustain and grow its operating margins will depend on the extent of the Company’s ongoing success in these efforts. Constar has recently operated at high utilization rates; however, the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved and sustained.

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. The price of PET resin began to decline in the beginning of the first quarter of 2006 after a sharp increase in the fourth quarter of 2005 as a result of the hurricanes in the southeast United States that limited raw material production capacity and resin availability. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage. However, higher resin prices may impact the demand for PET packaging where customers have a choice between PET and other forms of packaging.

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

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that the introduction of new PET technologies has created significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. The Company’s credit agreement imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005 Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend $30.0 million to $35.0 million on capital expenditures in 2006. If Constar is awarded a significant volume of conversions over a short period of time, it may have to seek waivers or amendments to these covenants which it may not be able to obtain on commercially reasonable terms or at all. However, some conversions can be serviced with the equipment currently devoted to conventional business and Constar has and will continue to redeploy equipment where possible.

In order to capture economies of scale, the Company favors large plants located within a few hours driving distance of the major markets that it services. Normally, this proximity helps the Company to minimize freight costs. However, in order to meet its customers’ requirements, the Company must sometimes manufacture products “out of territory” at a plant that is not its closest plant to the necessary delivery location. This increases freight costs, and depending on the circumstances, the Company may be required to bear these additional freight costs. These out of territory freight costs tend to peak during the second and third quarters, when the Company’s customers’ requirements are at their highest. In addition, any general increase in freight rates may impact the Company’s margins to the extent that its contracts do not permit it to pass the increase through to its customers.

The Company is highly leveraged. As of March 31, 2006, the Company’s debt structure consisted of a $70.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of March 31, 2006, the Company had $25.6 million borrowed under the credit agreement and $4.9 million outstanding on letters of credit. Interest expense for the three months ended March 31, 2006 was $10.2 million.

The Company was in compliance with the financial covenants of these debt instruments as of March 31, 2006. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit requirement to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million.

The Company expects that cash flow from operations will be negative through the first half of 2006.

Results of Operations

Three Months Ended 2006 and 2005

Net Sales (dollars in millions)

	2006	2005	Increase (Decrease)	Increase (Decrease)
United States	$182.5	$170.5	$12.0	7.0%
Europe	48.2	50.8	(2.6)	(5.1)%

Total	$230.7	$221.3	$9.4	4.2%

Net sales increased by $9.4 million, or 4.2%, to $230.7 million in the first three months of 2006 from $221.3 million in the first three months of 2005. The increase in consolidated net sales was primarily driven by increased shipments of custom products partially offset by unfavorable foreign currency translations, which reduced sales by approximately 2% from the first quarter of 2005.

In the U.S., net sales increased $12.0 million, or 7.0%, to $182.5 million in the first three months of 2006 from $170.5 million in the first three months of 2005. This increase in U.S. net sales in 2006 reflects the pass-through of higher resin prices to customers and increased sales of custom units. Total U.S. unit volume increased 5.3% over the first three months of 2005. This increase reflects custom unit volume growth of 40.5%, which was offset by a 1.3% decrease in conventional unit volume.

In Europe, net sales decreased $2.6 million, or 5.1%, to $48.2 million in the first three months of 2006 from $50.8 million in the first three months of 2005. The decrease in European net sales in the first three months of 2006 was due to the weakening of the British Pound and Euro against the U.S. Dollar, which was partially offset by an increase in units sold of approximately 3.7%.

Net sales in the U.S. accounted for approximately 79.1% of net sales in the first three months of 2006 compared to 77.0% of net sales in 2005.

Gross Profit

($ in millions)	2006	2005	Increase (Decrease)	Increase (Decrease)
Net sales	$230.7	$221.3	$9.4	4.2%

Gross profit	$12.8	$6.4	$6.4	100.0%

Gross profit as a percentage of net sales	5.5%	2.9%

Gross profit increased $6.4 million, or 100.0%, to $12.8 million in the first three months of 2006 from $6.4 million in the first three months of 2005 primarily due to the increase in custom sales units. The increase in gross profit as a percentage of net sales to 5.5% in the first three months of 2006 from 2.9% in the first three months of 2005 was the result of an increase in total unit sales, improved product mix, the impact of the Company’s strategic pricing initiative, reduced spending in warehousing and product handling costs and less depreciation expense of $3.1 million, which were partially offset by higher utility costs.

Selling and Administrative Expenses

Selling and administrative expenses increased by $1.5 million, or 24.6%, to $7.6 million in the first three months of 2006 from $6.1 million in the first three months of 2005. The increase in 2006 primarily related to increased audit and consulting fees and Sarbanes-Oxley compliance expenses of $0.9 million, increased legal fees of $0.5 million relating to litigation matters and higher compensation expense.

Research and Technology Expenses

Research and technology expenses were $1.3 million in the first three months of 2006 compared to $1.5 million in the first three months of 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies, new emerging technologies, and an increase in customer development activity. The decrease primarily relates to customer reimbursements for specific development projects.

Write off of Deferred Financing Costs

In connection with its February 2005 refinancing, the Company repaid amounts outstanding under its former revolving loan facility and two term loans. As a result of these repayments, the Company wrote off the majority of the deferred financing costs related to these three facilities of approximately $6.5 million and incurred prepayment penalties of approximately $3.5 million.

Provision for Restructuring

Restructuring costs were $0.2 million in the first three months of 2006 compared to $0.1 million expense in the first three months of 2005. These expenses relate to period costs associated with the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana and estimated employee benefit costs associated with the planned shut down of the plant operation in Izmir, Turkey.

Operating Income (loss)

Operating income was $3.6 million in the first three months of 2006 compared to an operating loss of $11.3 million in the first three months of 2005. The increase in the operating income in 2006 compared to 2005 was primarily related to the improved operating performance described above under Gross Profit and the absence in 2006 of the write off of deferred financing cost and prepayment penalties of $10.0 million associated with the 2005 refinancing.

Interest Expense

Interest expense increased $0.6 million to $10.2 million in the first three months of 2006 from $9.6 million in the first three months of 2005 as a result of higher average borrowings and a higher effective interest rate.

Other Income, Net

Other income, net was $0.3 million in the first three months of 2006 compared to other income, net of $0.4 million in the first three months of 2005. The income in 2006 was primarily from royalty income associated with licensing agreements.

(Provision) Benefit for Income Taxes

The provision for income taxes was $0.1 million in the first three months of 2006 compared to a benefit of $0.5 million in the first three months of 2005. Loss before taxes was $6.2 million in 2006 compared to $20.6 million in 2005. During 2006, the Company recorded a valuation allowance of $2.1 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during fiscal 2006. During 2005, the Company recorded an additional valuation allowance of $6.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $6.3 million in the first three months of 2006 compared to a net loss of $20.0 million in the first three months of 2005. The decrease in the net loss in 2006 compared to 2005 was primarily related to the improved operating performance described above.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2012 (“Subordinated Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a new four year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expenses. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. The Company has an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at March 31, 2006 was an asset of $3.5 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

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

The Company can incur additional indebtedness under the Subordinated Notes indenture that could be senior indebtedness to the extent that, after incurring such debt, the Company would have a Consolidated Fixed Charge Coverage Ratio (as defined in the indenture for the Subordinated Notes) of greater than 2.25 to 1.0. However, even if the Company is unable to borrow under this ratio, the indenture for the Subordinated Notes permits the Company and the guarantor subsidiaries to incur at least $275.0 million in indebtedness that could be senior to the indebtedness under the Subordinated Notes, plus other indebtedness that may be incurred in specific circumstances or for permitted uses. This indebtedness may be senior to or in certain circumstances equal in right of payment with the Subordinated Notes. Any of the Company’s non-U.S. restricted subsidiaries, other than Constar International U.K. Limited (“Constar U.K.”), may also incur up to $25.0 million of additional indebtedness. The Company’s ability to incur additional debt is subject to other exceptions, terms and conditions set forth in the indenture for the Subordinated Notes.

The Company can incur additional indebtedness under the indenture for the Senior Notes that could rank equal in right of payment with the Senior Notes to the extent that, after incurring such debt, the Company would have a Consolidated Fixed Charge Coverage Ratio (as defined in the indenture for the Senior Notes) of greater than 2.0 to 1.0. However, even if the Company is unable to borrow under this ratio, the indenture for the notes permits the Company and the guarantor subsidiaries to incur at least $125.0 million in indebtedness that could rank equal in right of payment with the indebtedness under the Senior Notes, plus other indebtedness that may be incurred in specific circumstances or for permitted uses. This indebtedness may be effectively senior to or equal in right of payment with the Senior Notes. Any of the Company’s non-U.S. restricted subsidiaries, other than

Constar U.K., may also incur up to $25.0 million of additional indebtedness. The Company’s ability to incur additional debt is subject to other exceptions, terms and conditions set forth in the indenture for the Senior Notes.

In connection with the issuance of the Senior Notes, the Company and its subsidiary Constar U.K. entered into a Supplemental Indenture, dated as of February 11, 2005, among the Company, Constar U.K., the Note Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of November 20, 2002, relating to the Company’s Subordinated Notes. The purpose of the Supplemental Indenture was to add Constar U.K. as a guarantor to the Subordinated Notes issued pursuant to such indenture.

The Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar U.K., (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar U.K. and (B) up to 70% of eligible inventory of Constar U.K. (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves imposed by the administrative agent. In addition, the administrative agent under the Revolver Loan may impose discretionary availability reserves against the entire facility. Based on the March 31, 2006 balance sheet, the Company’s calculated borrowing base was approximately $85.3 million.

Borrowings under the Revolver Loan are also limited by the requirement to maintain minimum available credit of at least $5.0 million and collateral availability of at least $20.0 million. Available credit is defined as the excess of (1) the lesser of (i) $70.0 million or (ii) borrowing base availability (calculated as summarized above) minus (2) discretionary availability reserves imposed by the administrative agent, over outstanding borrowings and letters of credit. Collateral availability is defined as the borrowing base availability (calculated as summarized above) less outstanding borrowings and letters of credit. At March 31, 2006, the Company had $39.5 million of available credit, which exceeded the $5.0 million minimum requirement. Collateral availability at March 31, 2006 was $54.8 million, which exceeded the $20.0 million requirement.

At March 31, 2006, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $25.6 million outstanding on the Revolver Loan, and $4.9 million outstanding under letters of credit.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the Revolver Loan. The Company also pays fees on any letters of credit outstanding under the Revolver Loan. The Revolver Loan initially bears interest at a rate equal to a Base Rate plus 1.25% or LIBOR plus 2.25%, and after the delivery of financial statements for the fiscal quarter ending June 30, 2005, a Base Rate plus a margin ranging from 1.0% to 1.5% or LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the Revolver Loan.

Under the Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. Effective March 16, 2006, the Company amended the Revolver Loan to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, the Company spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend $30.0 million to $35.0 million in capital expenditures in 2006. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

The negative covenants in the Revolver Loan limit the ability of the Company and its subsidiaries to:

•	incur additional indebtedness and guarantee obligations;

•	create liens;

•	make equity investments or loans;

•	sell, lease or otherwise dispose of assets;

•	pay dividends, make distributions, redeem or repurchase any equity securities;

•	prepay, redeem, repurchase or cancel certain indebtedness;

•	engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries;

•	change the nature of the Company’s business;

•	engage in transactions with affiliates;

•	enter into agreements restricting the Company’s ability or the ability of a subsidiary to incur liens, or restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of the Company’s subsidiaries;

•	modify the Company’s organizational documents or certain material agreements (including the indenture governing the new notes);

•	change the Company’s accounting treatment and reporting practices;

•	engage in sale and leaseback transactions and operating lease transactions; and

•	engage in speculative transactions.

These negative covenants are subject to certain exceptions set forth in the New Revolver Loan.

Events of defaults under the Revolver Loan include, but are not limited to, a default in the payment of any principal, interest or fees due under the Revolver Loan, or in the payment of material indebtedness; a breach of representations or covenants; a change in control, which includes a change of control under the indentures governing the Senior Notes and the Subordinated Notes, as well as certain other events under such indentures; the Company becoming subject to certain judgments or pension liabilities; and the insolvency of the Company.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2006 liquidity will be financial performance including the following factors:

•	achievement of the Company’s operating plan,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

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

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations, and the other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If the Company failed to achieve its anticipated liquidity, the Company would have to pursue other avenues to seek liquidity. These actions may include, but are not limited to, delays and reductions in the timing and amount of capital expenditures, adjustments to its infrastructure, and further changes in its pricing strategies. The Company’s note indentures and the Revolver Loan limit the Company’s ability to incur additional indebtedness. Thus, in the event that the Company’s liquidity is significantly less than anticipated and any additional actions by the Company were insufficient to provide adequate liquidity, the Company would have to seek alternatives or changes to its capital structure.

Cash Flow

The following table shows selected cash flow data.

($ in millions)	2006	2005
Net cash used in operations	$(9.1)	$(1.9)

Net cash used in investing activities	$(6.6)	$(8.0)

Net cash provided by financing activities	$13.9	$15.2

Net cash used in operations was $9.1 million in the first three months of 2006 compared to $1.9 million in the first three months of 2005. Days sales in accounts receivable improved to approximately 34.8 days at March 31, 2006 from 41.3 days at March 31, 2005. Inventory days improved to approximately 44.8 days at March 31, 2006 compared to 52.3 days at March 31, 2005. Actual payment terms related to accounts payable remained approximately the same during the first quarter of 2006 as they were in 2005; however, the timing of payments can significantly impact the cash flow in a quarter compared to a previous quarter. The Company made a payment of approximately $11.0 million on March 30, 2006 related to accounts payable. The timing of this payment was the principal reason for the decline in net cash used in operations for the first quarter of 2006 compared to the first quarter of 2005.

Net cash used for investing activities decreased $1.4 million to $6.6 million in the first three months of 2006 from $8.0 million for 2005, reflecting a decrease in capital spending on equipment for conventional products which was partially offset by an increase to expand custom capacity needed to meet customer supply agreements.

Net cash provided by financing activities was $13.9 million in the first three months of 2006. The 2006 amount was primarily comprised of the net amount of $15.1 million borrowed on the Revolver Loan less the repayment of $1.5 million of debt associated with the Turkey operation. Net cash provided by financing activities of $15.2 million in the first three months of 2005 was primarily comprised of the net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under the Company’s former revolver facility and two term loans of $196.9 million and costs associated with the debt refinancing of $10.8 million. Proceeds from and repayment of the revolver loan in 2006 each increased over 2005 because of the implementation of a lockbox mechanism in 2005 which resulted in more frequent borrowings and repayments.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 7 to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to a $45.4 million deficit at March 31, 2006 from $41.9 million deficit at December 31, 2005. The increase was primarily due to a net loss of $6.3 million which was partially offset by a gain on the revaluation of a cash flow hedge of $2.1 million and currency translation adjustment of $0.5 million during the three months ended March 31, 2006.

Forward-Looking Statements

Statements included herein that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements. These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions, including, among other things, the Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt; the impact of the Company’s debt on liquidity; the Company’s expectation that it will be cash flow negative through the first half of 2006, and the Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations; indebtedness under the Company’s $220.0 million of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase; the Company’s ability to comply with the covenants in the instruments governing its indebtedness; the Company’s ability to compete successfully against competitors; the impact of price competition on gross margins and profitability; the level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how; conventional PET containers, which comprise the bulk of the Company’s business, generally carry low profit margins, and the market for conventional soft drink containers is not expected to grow appreciably in the near term; continued conversion from metal, glass and other materials for packaging to plastic packaging; the Company’s relationships with its largest customers; the success of the Company’s customers in selling their products in their markets; the Company’s ability to manage inventory levels based on its customers’ projected sales; risks associated with the Company’s international operations; the terms upon which the Company acquires resin and its ability to reflect price increases in its sales; the Company’s ability to obtain resin from suppliers on a timely basis; the impact of consolidation of the Company’s customers on sales and profitability; the Company’s ability to fund capital expenditures in the future; general economic and political conditions; increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products; the Company’s ability to protect its existing technologies and to develop new technologies; the Company’s ability to market timely products incorporating MonOxbar technology and the realization of the expected benefits of the MonOxbar technology; the Company’s ability to control costs; the Company’s ability to maintain an effective system of internal control; legal and regulatory proceedings and developments; seasonal fluctuations in demand and the impact of weather on sales; the Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets; the Company’s ability to execute successfully its business model and enhance its product mix; the Company’s ability to prosecute successfully or defend successfully the legal proceedings to which it is a party; and the other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 21% of total revenues from sales in foreign currencies during the three months ended March 31, 2006. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first three months of 2006 from its foreign locations that utilize currencies other than the U.S. dollar, a 10% increase in the U.S. dollar value would result in approximately a $4.0 million reduction in net sales. Approximately 2% of total revenues in the first three months ended March 31, 2006 were derived from sales in Turkey. These sales were made in Turkish lira and the invoiced sale prices are adjusted to account for fluctuations in the exchange rate between the lira and the dollar. The Company is exposed to fluctuations in such exchange rate from the date of the invoice until settlement. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At March 31, 2006, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes and Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of March 31, 2006, a 1% change in LIBOR would have resulted in an increase of $1.7 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of the Company’s sales are made under contracts that allow for the pass-through of changes in the price of PET resin under various pass-through mechanisms. PET resin is our principal raw material and a major component of cost of goods sold. Period to period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

Limitations on the Effectiveness of Controls

Our management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include realities that judgments in decision making can be faulty and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, management identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1. Financial Statement Close and Reporting Process—The Company did not maintain effective controls over the financial statement close and reporting process because the Company lacked a complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Specifically, the Company lacked sufficient resources to perform properly the quarterly and year-end financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. This control deficiency contributed to the material weaknesses discussed in 2 and 3 below and the resulting audit adjustments to the 2005 annual consolidated financial statements.

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

At the end of the period covered by this quarterly report on Form 10-Q, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Because the material weaknesses identified above were not remediated at March 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are not effective as of March 31, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the principal executive officer and principal financial officer, and other persons responsible for preparing such reports to allow timely decisions regarding disclosure and that it is recorded, processed, summarized and reported timely within the time periods specified in the SEC’s rules and forms.

The Company has begun efforts to design and implement improvements in its internal control over financial reporting to address the material weaknesses in the close and reporting process, accounting for income taxes, and accounting for inventory. During the first quarter of 2006, the Company hired additional finance and accounting personnel, including a Vice President, Finance. The Company continues to train existing accounting staff and hire and train skilled accounting staff to address the identified deficiencies. In addition, during the first quarter of 2006, the Company began to implement additional policies and procedures needed to remediate the deficiencies in its internal control over financial reporting. The Company also engaged a consulting firm to assist the Company in assessing, implementing and documenting improvements to the Company’s internal control over financial reporting related to the financial statement close and reporting process and accounting for inventory. The Company plans to retain a firm to assist in designing and implementing controls surrounding accounting for income taxes.

PART II—Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 7 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

Constar International Inc.

Dated: May 15, 2006	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)