Form 10-Q
period 2006-06-30
CONSTAR INTERNATIONAL INC
filed 2006-08-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

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

As of August 9, 2006, 12,600,861 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$9,371	$9,663
Accounts receivable, net (Note 3)	98,648	79,562
Inventories, net (Note 4)	95,443	100,353
Prepaid expenses and other current assets	14,914	18,856

Total current assets	218,376	208,434

Property, plant and equipment, net (Note 5)	150,760	156,708
Goodwill	148,813	148,813
Other assets	22,440	20,697

Total assets	$540,389	$534,652

Liabilities and Stockholders’ Deficit
Current Liabilities
Short-term debt (Note 6)	$24,168	$10,453
Accounts payable and accrued liabilities	135,944	143,144
Income taxes payable	6	205

Total current liabilities	160,118	153,802

Long-term debt, net of current portion (Note 6)	393,334	393,205
Pension and post-retirement liabilities	20,040	19,988
Deferred income taxes	3,190	3,536
Other liabilities	6,345	5,981

Total liabilities	583,027	576,512

Commitments and contingent liabilities (Note 8)

Stockholders’ deficit	(42,638)	(41,860)

Total liabilities and stockholders’ deficit	$540,389	$534,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net customer sales	$257,198	$256,734	$481,972	$472,481
Net affiliate sales	1,256	1,179	2,212	2,213

Net sales	258,454	257,913	484,184	474,694
Cost of products sold, excluding depreciation	226,514	236,205	431,596	435,459
Depreciation	10,757	11,328	18,839	22,527

Gross profit	21,183	10,380	33,749	16,708

Selling and administrative expenses	8,228	6,123	15,830	12,245
Research and technology expenses	1,688	1,572	3,026	3,046
Write-off of deferred financing costs	—	—	—	10,025
Asset impairment charges	870	—	870	—
Provision for restructuring	182	51	225	110

Total operating expenses	10,968	7,746	19,951	25,426

Operating income (loss)	10,215	2,634	13,798	(8,718)
Interest expense	10,464	9,373	20,650	19,004
Other (income) expense, net	(936)	736	(1,187)	349

Income (loss) from continuing operations before income taxes	687	(7,475)	(5,665)	(28,071)
(Provision for) benefit from income taxes	—	(314)	—	154

Income (loss) from continuing operations	687	(7,789)	(5,665)	(27,917)
Income (loss) from discontinued operations, net of taxes	(518)	88	(509)	168

Net Income (loss)	$169	$(7,701)	$(6,174)	$(27,749)

Basic earnings (loss) per common share:
Continuing operations	$0.06	$(0.64)	$(0.46)	$(2.30)
Discontinued operations	(0.05)	0.01	(0.04)	0.01

Net income (loss) per share	$0.01	$(0.63)	$(0.50)	$(2.29)

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$(0.64)	$(0.46)	$(2.30)
Discontinued operations	$(0.04)	$0.01	$(0.04)	$0.01

Net income (loss) per share	$0.01	$(0.63)	$(0.50)	$(2.29)

Weighted average common shares outstanding:
Basic	12,208	12,129	12,203	12,124

Diluted	12,540	12,129	12,203	12,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,174)	$(27,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,078	23,549
Stock-based compensation	365	358
Asset impairment charges	870	—
Write-off of deferred financing costs	—	6,556
Deferred income taxes	(107)	22
Changes in operating assets and liabilities:
Accounts receivable	(15,330)	(28,201)
Inventories	7,611	(358)
Other operating assets	2,004	3,234
Accounts payable and accrued expenses	(8,486)	21,429
Other operating liabilities	(659)	(1,509)
Other	205	3,978

Net cash provided by operating activities	377	1,309

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,677)	(19,628)
Proceeds from the sale of property, plant and equipment	41	570

Net cash used in investing activities	(12,636)	(19,058)

Cash flows from financing activities:
Proceeds from sale of Senior Notes	—	220,000
Repayment of term loan	—	(121,941)
Proceeds from Revolver loan	430,359	362,000
Repayment of Revolver loan	(416,644)	(359,000)
Repayment of second lien loan		(75,000)
Change in outstanding overdrafts	(162)	1,996
Costs associated with debt refinancing	(320)	(10,774)
Other financing activities	(1,540)	(85)

Net cash provided by financing activities	11,693	17,196

Effect of exchange rate changes on cash and cash equivalents	274	(411)

Net decrease in cash and cash equivalents	(292)	(964)
Cash and cash equivalents at beginning of period	9,663	9,316

Cash and cash equivalents at end of period	$9,371	$8,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997
Net loss						(27,749)	(27,749)
Foreign currency translation adjustments			(4,211)				(4,211)
Revaluation of cash flow hedge			(1,514)				(1,514)

Comprehensive loss							(33,474)

Issuance of restricted stock		22		(82)			(60)
Forfeitures of restricted stock		(20)		(14)	25		(9)
Stock-based compensation	—	—	—	—	358	—	358

Balance, June 30, 2005	$125	$276,405	$(26,718)	$(306)	$(1,901)	$(256,793)	$(9,188)

Balance, December 31, 2005	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss						(6,174)	(6,174)
Foreign currency translation adjustments			1,557				1,557
Revaluation of cash flow hedge			3,522				3,522

Comprehensive loss							(1,095)

Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Forfeitures of restricted stock		—		(48)	—		(48)
Stock-based compensation	—	365	—	—	—	—	365

Balance, June 30, 2006	$125	$275,312	$(22,362)	$(505)	$—	$(295,208)	$(42,638)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, unless otherwise noted)

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of the joint venture have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 16 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture of the joint venture. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Reclassifications—Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 10).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company beginning January 1, 2007. We are currently evaluating the impact FIN 48 will have on our financial statements.

3. Accounts Receivable

	June 30, 2006	December 31, 2005
Trade and notes receivable	$93,514	$75,759
Less: allowance for doubtful accounts	(966)	(1,688)

Net trade receivables	92,548	74,071
Value added taxes recoverable	4,315	3,507
Miscellaneous receivables	1,785	1,984

Total	$98,648	$79,562

4. Inventories

	June 30, 2006	December 31, 2005
Finished goods	$58,470	$63,112
Raw materials and supplies	36,973	37,241

Total	$95,443	$100,353

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $656 and $369 as of June 30, 2006 and December 31, 2005, respectively.

5. Property, Plant and Equipment

	June 30, 2006	December 31, 2005
Land and improvements	$3,726	$3,610
Buildings and improvements	68,634	67,096
Machinery and equipment	632,675	615,608
Less: accumulated depreciation and amortization	(571,674)	(554,844)

	133,361	131,470
Construction in progress	17,399	25,238

Total	$150,760	$156,708

6. Debt

A summary of short-term and long-term debt follows:

	June 30, 2006	December 31, 2005
Short-Term
Revolver	$24,168	$10,453

Long-Term
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,666)	(1,795)

	$393,334	$393,205

At June 30, 2006, there was $5.0 million outstanding under letters of credit.

The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend between $30.0 million and $35.0 million in capital expenditures in 2006. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

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

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations and the other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent Quarterly Reports on Form 10-Q.

7. Restructuring

In 2003, the Company announced its plans to implement a cost reduction initiative (“2003 Plan”) under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. The restructuring reserve balance at June 30, 2006 represents lease termination costs which are expected to be paid in 2006.

The following table presents an analysis of the 2003 Plan’s restructuring reserve activity for the six months ended June 30, 2006:

Lease Termination Costs
Balance at December 31, 2005	$1,403
Charges to income	49
Payments	(694)
Adjustments	(195)

Balance at June 30, 2006	$563

In 1997, the Company implemented a restructuring plan (“1997 Plan”) which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents exit costs for the closed facilities associated with the 1997 Plan, was $390 and $467 as of June 30, 2006 and December 31, 2005, respectively. The Company expects that all payments pertaining to this initiative will be paid out in 2006.

During the quarter ended June 30, 2006, the Company charged $371 of severance costs related to our UK operations to restructuring expense.

The restructuring reserves are reported in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

8. Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. The court heard the objections on May 1, 2006 and issued an order overruling the objections on May 24, 2006. The case is now proceeding with class certification and discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

On November 15, 2005, Constar filed a lawsuit against Honeywell International Inc. (“Honeywell”) and Ball Plastic Container Corp. (“Ball”) in the United States District Court for the Western District of Wisconsin, captioned Constar International Inc. v. Ball Plastic Container Corp. and Honeywell International Inc. The lawsuit alleged that Ball’s use of Honeywell’s Aegis™ Ox and Aegis™ HFX oxygen scavenging nylon resins in plastic beer and juice containers infringes Constar’s patent rights, and that Honeywell induced such infringement by selling such resins to Ball. Constar’s complaint sought an injunction against further infringement and unspecified money damages for past infringement. Both Ball and Honeywell asserted counterclaims alleging that Constar’s patent at issue is invalid and unenforceable. In February 2006, Constar and Honeywell settled all claims between them regarding this action. In July 2006, Constar and Ball settled all claims between them regarding this action.

The Company reached an agreement regarding its dispute of certain pricing provisions of a customer contract.

9. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$169	$(7,701)	$(6,174)	$(27,749)
Foreign currency translation adjustment	1,021	(1,514)	1,557	(4,211)
Revaluation of cash flow hedge	1,450	(2,855)	3,522	(1,514)

Comprehensive income (loss)	$2,640	$(12,070)	$(1,095)	$(33,474)

10. Stock-Based Compensation

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the “Option Plans”.

Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The plan is administrated by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At June 30, 2006, 38,989 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At June 30, 2006, 10,667 shares were available for future grants.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of SFAS No. 123R “Share-Based Payment”, using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first six months of 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, determined under the provisions of SFAS 123R. The fair value of restricted stock awards is the average market price of the Company’s common stock at the date of grant. Restricted stock units (RSU’s) are classified as liabilities in the accompanying condensed consolidated financial statements. The fair value of the liabilities related to the RSU’s is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense.

The following table summarizes employee stock option activity for the six months ended June 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	176	$12.00
Granted	—
Exercised	—
Forfeited	(5)	12.00

Outstanding at June 30, 2006	171	$12.00	1.4	$—

Exercisable at June 30, 2006	171	$12.00	1.4	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable as of June 30, 2006 was zero.

The following table summarizes restricted stock activity during the six months ended June 30, 2006:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	330	$5.26
Granted	100	3.79
Vested	(36)	5.79
Forfeited	(3)	5.90

Outstanding at June 30, 2006	391	$5.00

As of June 30, 2006, there was $1.4 million of unrecognized stock-based compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2.3 years.

As of June 30, 2006, the Company had 49,000 restricted stock units (“RSU’s”) outstanding. The RSU’s were issued under the Company’s Annual Incentive and Management Stock Purchase Plan and cliff-vest three years from the grant date. The Company has assumed a 10% rate of forfeiture. The fair value of the liability associated with the outstanding RSU’s was $0.1 million as of June 30, 2006.

For the three and six months ended June 30, 2006, stock-based compensation expense totaled $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2005, stock-based compensation expense totaled $0.1 million and $0.2 million, respectively.

The following pro forma information illustrates the pro forma effect on net loss and loss per share for the periods presented, as if the Company had elected to recognize compensation cost associated with stock-based awards under the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss—as reported	$(7,701)	$(27,749)
Add: Stock-based employee compensation included in reported net loss, net of tax	116	233
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	(144)	(289)

Pro forma loss	$(7,729)	$(27,805)

Net loss per share—basic and diluted:
As reported	$(0.63)	$(2.29)

Pro forma	$(0.64)	$(2.29)

11. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The Company’s potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. Diluted EPS also excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

The following table presents a reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Basic weighted average shares outstanding	12,208	12,129	12,203	12,124

Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	332	—	—	—

Total	332	—	—	—

Diluted weighted average shares outstanding	12,540	12,129	12,203	12,124

Diluted EPS for the three months ended June 30, 2006 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. Diluted EPS for the six months ended June 30, 2006 excludes approximately 0.3 million shares of restricted stock, and 0.2 million stock options because the option price was greater than the average market price or our common stock.

Diluted EPS for the three and six months ended June 30, 2005 excludes approximately 0.4 million shares of restricted stock, and 0.2 million stock options because the option price was greater than the average market price of our common stock.

12. Pension and Postretirement Benefits

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

Employees of our U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 21.9% of their salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

Employees of our Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases.

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$814	$—	$801	$—
Interest cost	1,271	62	1,219	102
Expected return on plan assets	(1,452)	—	(1,329)	—
Amortization of net loss	891	171	839	194
Amortization of prior service cost	38	(77)	38	(49)

Total pension and post-retirement expense	$1,562	$156	$1,568	$247

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$1,628	$—	$1,602	$—
Interest cost	2,542	124	2,438	204
Expected return on plan assets	(2,904)	—	(2,659)	—
Amortization of net loss	1,782	342	1,678	388
Amortization of prior service cost	76	(154)	76	(98)

Total pension and post-retirement expense	$3,124	$312	$3,135	$494

The Company estimates that its expected contribution to its pension plans for the 2006 fiscal year will be approximately $6.3 million of which $1.8 million and $3.2 million, respectively, were paid during the three and six month periods ended June 30, 2006.

13. Segment Information

Constar has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales for the countries in which Constar operated were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$204,347	$199,399	$385,890	$368,846
United Kingdom	32,099	34,538	58,109	62,434
Other	20,752	22,797	37,973	41,201

	$257,198	$256,734	$481,972	$472,481

14. Income Taxes

During the six months ended June 30, 2006 the company recorded a valuation allowance of $2.8 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during fiscal 2006. The Company does not currently anticipate realizing deferred tax assets to the extent assets exceed deferred tax liabilities.

15. Derivative Financial Instruments (Cash Flow Hedge)

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap asset was $4.9 million at June 30, 2006 and $1.4 million at December 31, 2005. For the six months ended June 30, 2006, the Company recorded an unrealized gain in other comprehensive income of $3.5 million.

16. Discontinued Operations

The supply agreement of the Company’s Turkish joint venture has expired and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The Company is currently seeking buyers for the building and manufacturing assets of the joint venture. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and related liabilities of the joint venture have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the joint venture have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets of the discontinued operation are included in other current assets and the liabilities of the discontinued operation are included in other current liabilities in the condensed consolidated balance sheets.

The following summarizes the assets and liabilities of discontinued operations:

	June 30, 2006	December 31, 2005
Assets:
Accounts receivable	$1,765	$3,016
Inventory	—	1,482
Prepaid expenses and other current assets	35	67
Property, plant and equipment	2,269	2,437

Total	$4,069	$7,002

Liabilities:
Short-term debt	$—	$1,540
Accounts payable and accrued liabilities	401	1,193
Other liabilities	61	477
Minority interests	2,323	2,322

Total	$2,785	$5,532

The following is a summary of results of operations of discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	4,643	7,444	9,605	11,943

Income (loss) from discontinued operations before income taxes and minority interests	(643)	180	(615)	216
(Provision for) benefit from income taxes	107	(82)	107	(29)

Income (loss) from discontinued operations before minority interests	(536)	98	(508)	187
Minority interests	18	(10)	(1)	(19)

Income (loss) from discontinued operations	$(518)	$88	$(509)	$168

The Company has accrued an estimate of the restructuring charges expected to be incurred as a result of the plan to close the joint venture operations. The balance in the restructuring reserves is principally comprised of employee severance and benefits costs which are expected to be paid in 2006. The following table presents an analysis of the 2006 Plan’s restructuring reserve activity for the six months ended June 30, 2006:

Severance and Benefits
Balance at December 31, 2005	$—
Charges to income from discontinued operations	740
Payments	(517)
Adjustments	—

Balance at June 30, 2006	$223

17. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of June 30, 2006 and December 31, 2005;

•	Statements of operations for the three months and six months ended June 30, 2006 and June 30, 2005; and

•	Statements of cash flows for the six months ended June 30, 2006 and June 30, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets
Cash and cash equivalents	$—	$5,716	$3,655	$—	$9,371
Intercompany receivable	—	80,055	5,132	(85,187)	—
Accounts receivable, net	—	80,824	17,824	—	98,648
Inventories, net	—	90,212	5,231	—	95,443
Prepaid expenses and other current assets	—	10,589	4,325	—	14,914

Total current assets	—	267,396	36,167	(85,187)	218,376

Property, plant and equipment, net	—	144,477	6,283	—	150,760
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	440,532	18,362	—	(458,894)	—
Other assets	15,010	7,430	—	—	22,440

Total assets	$455,542	$586,478	$42,450	$(544,081)	$540,389

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Short-term debt	$24,168	$—	$—	$—	$24,168
Intercompany payable	76,448	5,031	3,708	(85,187)	—
Accounts payable and accrued liabilities	4,230	111,353	20,361	—	135,944
Income taxes payable	—	—	6	—	6

Total current liabilities	104,846	116,384	24,075	(85,187)	160,118

Long-term debt, net of current portion	393,334	—	—	—	393,334
Pension and post-retirement liabilities	—	20,029	11	—	20,040
Deferred income taxes	—	3,190	—	—	3,190
Other liabilities	—	6,343	2	—	6,345

Total liabilities	498,180	145,946	24,088	(85,187)	583,027

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(42,638)	440,532	18,362	(458,894)	(42,638)

Total liabilities and stockholders’ equity (deficit)	$455,542	$586,478	$42,450	$(544,081)	$540,389

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets
Cash and cash equivalents	$—	$6,744	$2,919	$—	$9,663
Intercompany receivable	—	70,168	3,749	(73,917)	—
Accounts receivable, net	—	65,542	14,020	—	79,562
Inventories, net	—	95,007	5,346	—	100,353
Prepaid expenses and other current assets	—	11,644	7,212	—	18,856

Total current assets	—	249,105	33,246	(73,917)	208,434

Property, plant and equipment, net	—	151,156	5,552	—	156,708
Goodwill	—	148,813	—	—	148,813
Investments	421,732	16,453	—	(438,185)	—
Other assets	10,958	9,739	—	—	20,697

Total assets	$432,690	$575,266	$38,798	$(512,102)	$534,652

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Short-term debt	$10,453	$—	$—	$—	$10,453
Intercompany payable	67,012	3,094	3,811	(73,917)	—
Accounts payable and accrued liabilities	3,880	120,812	18,452	—	143,144
Income taxes payable	—	205	—	—	205

Total current liabilities	81,345	124,111	22,263	(73,917)	153,802

Long-term debt, net of current portion	393,205	—	—	—	393,205
Pension and post-retirement liabilities	—	19,971	17	—	19,988
Deferred income taxes	—	3,536	—	—	3,536
Other liabilities	—	5,916	65	—	5,981

Total liabilities	474,550	153,534	22,345	(73,917)	576,512

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(41,860)	421,732	16,453	(438,185)	(41,860)

Total liabilities and stockholders’ equity (deficit)	$432,690	$575,266	$38,798	$(512,102)	$534,652

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$237,702	$20,752	$—	$258,454
Cost of products sold, excluding depreciation	—	207,303	19,211	—	226,514
Depreciation	—	10,464	293	—	10,757

Gross profit	—	19,935	1,248	—	21,183

Selling and administrative expenses	—	7,836	392	—	8,228
Research and technology expenses	—	1,688	—	—	1,688
Asset impairment charges	—	870	—	—	870
Provision for restructuring	—	182	—	—	182

Total operating expenses	—	10,576	392	—	10,968

Operating income	—	9,359	856	—	10,215
Interest expense	10,230	258	(24)	—	10,464
Other (income) expense, net	—	(793)	(143)	—	(936)

Income (loss) from continuing operations before income taxes	(10,230)	9,894	1,023	—	687
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,230)	9,894	1,023	—	687
Equity earnings	10,399	505	—	(10,904)	—
Loss from discontinued operations, net of taxes	—	—	(518)	—	(518)

Net income (loss)	$169	$10,399	$505	$(10,904)	$169

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$235,115	$22,798	$—	$257,913
Cost of products sold, excluding depreciation	—	214,953	21,252	—	236,205
Depreciation	—	10,576	752	—	11,328

Gross profit	—	9,586	794	—	10,380

Selling and administrative expenses	—	5,693	430	—	6,123
Research and technology expenses	—	1,572	—	—	1,572
Provision for restructuring	—	51	—	—	51

Total operating expenses	—	7,316	430	—	7,746

Operating income	—	2,270	364	—	2,634
Interest expense	9,089	236	48	—	9,373
Other (income) expense, net	688	(117)	165	—	736

Income (loss) from continuing operations before income taxes	(9,777)	2,151	151	—	(7,475)
(Provision for) benefit from income taxes	—	(156)	(158)	—	(314)

Income (loss) from continuing operations	(9,777)	1,995	(7)	—	(7,789)
Equity earnings	2,076	81	—	(2,157)	—
Income from discontinued operations, net of taxes	—	—	88	—	88

Net income (loss)	$(7,701)	$2,076	$81	$(2,157)	$(7,701)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$446,211	$37,973	$—	$484,184
Cost of products sold, excluding depreciation	—	396,032	35,564	—	431,596
Depreciation	—	18,267	572	—	18,839

Gross profit	—	31,912	1,837	—	33,749

Selling and administrative expenses	—	14,997	833	—	15,830
Research and technology expenses	—	3,026	—	—	3,026
Asset impairment charges	—	870	—	—	870
Provision for restructuring	—	225	—	—	225

Total operating expenses	—	19,118	833	—	19,951

Operating income	—	12,794	1,004	—	13,798
Interest expense	20,238	439	(27)	—	20,650
Other (income) expense, net	—	(986)	(201)	—	(1,187)

Income (loss) from continuing operations before income taxes	(20,238)	13,341	1,232	—	(5,665)
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(20,238)	13,341	1,232	—	(5,665)
Equity earnings	14,064	723	—	(14,787)	—
Loss from discontinued operations, net of taxes	—	—	(509)	—	(509)

Net income (loss)	$(6,174)	$14,064	$723	(14,787)	$(6,174)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$433,493	$41,201	$—	$474,694
Cost of products sold, excluding depreciation	—	396,574	38,885	—	435,459
Depreciation	—	21,077	1,450	—	22,527

Gross profit	—	15,842	866	—	16,708

Selling and administrative expenses	—	11,364	881	—	12,245
Research and technology expenses	—	3,046	—	—	3,046
Write-off of deferred financing costs	10,025	—	—	—	10,025
Provision for restructuring	—	110	—	—	110

Total operating expenses	10,025	14,520	881	—	25,426

Operating income (loss)	(10,025)	1,322	(15)	—	(8,718)
Interest expense	18,563	352	89	—	19,004
Other (income) expense, net	688	(624)	285	—	349

Income (loss) from continuing operations before income taxes	(29,276)	1,594	(389)	—	(28,071)
(Provision for) benefit from income taxes	—	202	(48)	—	154

Income (loss) from continuing operations	(29,276)	1,796	(437)	—	(27,917)
Equity earnings	1,527	(269)	—	(1,258)	—
Income from discontinued operations, net of taxes	—	—	168	—	168

Net income (loss)	$(27,749)	$1,527	$(269)	$(1,258)	$(27,749)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,174)	$14,064	$723	$(14,787)	$(6,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,110	18,230	738	—	20,078
Stock-based compensation	—	365	—	—	365
Asset impairment charges	—	870	—	—	870
Equity earnings	(14,064)	(723)	—	14,787	—
Changes in operating assets and liabilities, net	(3,703)	(12,581)	1,522	—	(14,762)

Net cash provided by (used in) operating activities	(22,831)	20,225	2,983	—	377

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11,845)	(832)	—	(12,677)
Proceeds from the sale of property, plant and equipment	—	41	—	—	41

Net cash used in investing activities	—	(11,804)	(832)	—	(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	430,359	—	—	—	430,359
Repayment of Revolver loan	(416,644)	—	—	—	(416,644)
Net change in intercompany loans	9,436	(9,436)	—	—	—
Change in outstanding overdrafts	—	(162)	—	—	(162)
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	22,831	(9,598)	(1,540)	—	11,693

Effect of exchange rate changes on cash and cash equivalents	—	149	125	—	274

Net increase (decrease) in cash and cash equivalents	—	(1,028)	736	—	(292)
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$5,716	$3,655	$—	$9,371

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(27,749)	$1,527	$(269)	$(1,258)	$(27,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	688	21,206	1,655	—	23,549
Stock-based compensation	—	358	—	—	358
Write-off of deferred financing costs	6,556	—	—	—	6,556
Equity earnings	(1,527)	269	—	1,258	—
Changes in operating assets and liabilities	1,989	(3,105)	(289)	—	(1,405)

Net cash provided by (used in ) operating activities	(20,043)	20,255	1,097	—	1,309

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(18,922)	(706)	—	(19,628)
Proceeds from the sale of property, plant and equipment	—	570	—	—	570

Net cash used in investing activities	—	(18,352)	(706)	—	(19,058)

Cash flows from financing activities:
Proceeds from sale of Senior Notes	220,000	—	—	—	220,000
Repayment of term loan	(121,941)	—	—	—	(121,941)
Proceeds from Revolver loan	362,000	—	—	—	362,000
Repayment of Revolver loan	(359,000)	—	—	—	(359,000)
Repayment of second lien loan	(75,000)	—	—	—	(75,000)
Change in outstanding overdrafts	—	1,996	—	—	1,996
Costs associated with debt refinancing	(10,774)	—	—	—	(10,774)
Net change in intercompany accounts	4,758	(5,192)	434	—	—
Other financing activities	—	(85)	—	—	(85)

Net cash provided by (used in) financing activities	20,043	(3,281)	434	—	17,196

Effect of exchange rate changes on cash and cash equivalents	—	(138)	(273)	—	(411)

Net increase (decrease) in cash and cash equivalents	—	(1,516)	552	—	(964)
Cash and cash equivalents at beginning of period	—	6,791	2,525	—	9,316

Cash and cash equivalents at end of period	$—	$5,275	$3,077	$—	$8,352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 80 percent of the Company’s revenues in the first half of 2006 were generated in the United States, with the remainder attributable to its European operations. During the first half of 2006, one customer accounted for approximately 33 percent of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 70 percent of the Company’s consolidated revenues. Approximately 74 percent of the Company’s sales in the first half of 2006 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Profitability is driven principally by price, volume and maintaining efficient manufacturing operations. In recent years, the largest growth within conventional products has come from bottled water. The Company believes that over time, growth and profitability from bottled water may decline as economic factors force some water bottlers into self manufacturing of PET bottles or out of business. The Company does not expect growth in the carbonated soft drink market in the near term due to consumer preference for healthier beverages.

In addition to the conventional product lines, the Company is also a producer of higher margin custom products that are used in such packaging applications as hot-filled beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Approximately 20 percent of the Company’s sales in the first half of 2006 related to custom PET containers. Critical success factors in the custom PET market include technology, design capabilities and expertise with specialized equipment. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

In recent years, the PET packaging industry has experienced very competitive pricing conditions. Pricing pressure continues especially for custom products that can be produced with commercially available technology. Pricing pressure for conventional products and domestic conventional capacity continues to remain tight. Most of the Company’s business, both in conventional and custom PET products, is subject to long term contracts with major consumer packaged goods producers. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, expires on December 31, 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, predominantly in the custom segment, the Company has agreed to price concessions. These concessions have been partially offset by energy surcharges and other provisions obtained under new contracts for conventional business that renewed since the Company implemented its strategic value initiative in the fourth quarter of 2005. The net negative impact of contractual pricing is currently expected to be approximately $3.0 million in 2006, which is expected to predominately impact the second half of the year. Under its strategic value initiative, the Company has presented to conventional customers whose contracts are up for renewal a new contract structure with integrated terms and conditions, service level options, and pricing components that give the customer the flexibility to choose from a set of service options that are priced as additions to a negotiated base product price. In addition to the revenue gain from higher prices under the new contracts, the Company believes the new structure will enable it to reduce costs by limiting services it must provide when a customer chooses a lower price that does not entitle the customer to such services.

The Company believes that it will continue to face two significant sources of pricing pressure. The first source is customer consolidation. When customers merge or purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of Constar’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. The second source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

Constar’s gross margin, excluding depreciation expense, was 10.9 percent in the first half of 2006 as compared to 8.3 percent for the same period in 2005. This margin improvement is a result of the Company’s effort to improve customer and product mix, increase prices on certain products, and the impact of the Company’s strategic value initiative, partially offset by unfavorable foreign currency translations which reduced sales by approximately 2.0 percent of sales from the six months of 2005. The Company’s ability to sustain and grow its operating margins will depend on the extent of the Company’s ongoing success in these efforts. Constar has recently operated at high utilization rates; however, the Company does not intend to invest in additional capacity in the low margin conventional business until overall margins and prices increase to levels where acceptable returns can be achieved and sustained.

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. The price of PET resin has declined through the first half of 2006; however the Company anticipates significantly higher prices in the third quarter due to increases in petrochemical product costs. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage. However, higher resin prices may impact the demand for PET packaging where customers have a choice between PET and other forms of packaging.

Substantially all of the Company’s sales are made pursuant to contracts that allow for the pass-through of changes in the price of PET resin to its customers. Period-to-period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that there are significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities will require significant capital expenditures to obtain the appropriate production equipment. The Company’s credit agreement imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007, and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005 Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend $30.0 million to $35.0 million on capital expenditures in 2006. If Constar is awarded a significant volume of conversions over a short period of time, it may have to seek waivers or amendments to these covenants which it may not be able to obtain on commercially reasonable terms or at all. However, some conversions can be serviced with the equipment currently devoted to our conventional business and Constar has and will continue to redeploy equipment where possible.

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

The Company is highly leveraged. As of June 30, 2006, the Company’s debt structure consisted of a $70.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of June 30, 2006, the Company had $24.2 million borrowed under the credit agreement and $5.0 million outstanding on letters of credit. Interest expense for the six months ended June 30, 2006 was $20.6 million. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit requirement to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The Company was in compliance with the financial covenants of these debt instruments as of June 30, 2006.

The Company’s cash flow from operations of $0.4 million was positive through the first half of 2006 mainly due to operating income growth and improved management of working capital.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Net Sales

(dollars in millions)	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
United States	$205.6	$200.6	$5.0	2.5%
Europe	52.9	57.3	(4.4)	(7.7)%

Total	$258.5	$257.9	$0.6	0.2%

Consolidated net sales increased by $0.6 million, or 0.2 percent, to $258.5 million in the second quarter of 2006 from $257.9 million in the second quarter of 2005. This increase in consolidated net sales was primarily driven by increased shipments of custom products, partially offset by unfavorable foreign currency translations, and a slight decline in conventional unit volumes.

In the U.S., net sales increased $5.0 million, or 2.5 percent, to $205.6 million in the second quarter of 2006 from $200.6 million in the second quarter of 2005. This increase in U.S. net sales in 2006 was due to increased sales of custom units, improved product mix and the impact of the Company’s strategic value initiative, partially offset by lower unit sales of conventional products. Total U.S. unit volume increased 1.6 percent over the second quarter of 2005. Custom unit volume growth was 34.7 percent, while conventional unit volume declined 4.3 percent.

In Europe, net sales decreased $4.4 million, or 7.7 percent, to $52.9 million in the second quarter of 2006 from $57.3 million in the second quarter of 2005. The decrease in European net sales in the second quarter of 2006 was primarily due to the weakening of the British Pound and Euro against the U.S. Dollar.

Net sales in the U.S. accounted for 79.6 percent of net sales in the second quarter of 2006 compared to 77.8 percent of net sales in the second quarter of 2005.

Gross Profit

(dollars in millions)	Three months ended June 30,		Increase (Decrease)
	2006	2005
United States	$19.4	$9.9	$9.5
Europe	1.8	0.5	1.3

Total	$21.2	$10.4	$10.8

Percent of net sales	8.2%	4.0%

Gross profit increased $10.8 million to $21.2 million or 8.2 percent of consolidated net sales in the second quarter of 2006 from $10.4 million in the second quarter of 2005 or 4.0 percent of consolidated net sales. The increase reflects greater custom sales units, favorable product mix, benefits from the Company’s strategic value initiative, improved pricing related to the settlement of a pricing dispute which contributed to approximately 20 percent of the improvement, improved operating efficiencies in our U.S. manufacturing operations and reduced depreciation expense. The second quarter gross profit gains were partially offset by a non-cash depreciation adjustment of $1.8 million resulting from a review of property, plant and equipment.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.1 million, or 34.4 percent, to $8.2 million in the second quarter of 2006 from $6.1 million in the second quarter of 2005. This increase in 2006 primarily related to increased compensation expense of $1.0 million, and increased legal, audit, and Sarbanes-Oxley related expenses of $0.8 million.

Research and Technology Expenses

Research and technology expenses were $1.7 million in the second quarter of 2006 compared to $1.6 million in the second quarter of 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Asset Impairment Charge

In the second quarter of 2006, the Company recorded a non-cash asset impairment charge of $0.9 million to write down the carrying value of an asset to fair value.

Provision for Restructuring

These expenses relate to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana and severance and benefit costs associated with the shut down of the plant operation in Izmir, Turkey.

Operating Income

Operating income was $10.2 million in the second quarter of 2006 compared to $2.6 million in the second quarter of 2005. This increase in operating income in 2006 compared to 2005 was primarily related to the improved operating performance described above, partially offset by the increase in selling and administrative expenses.

Interest Expense

Interest expense increased $1.1 million to $10.5 million in the second quarter of 2006 from $9.4 million in the second quarter of 2005 as a result of higher average borrowings and a higher effective interest rate.

Other (Income) Expense, net

Other income was $0.9 million in the second quarter of 2006 compared to other expense of $0.7 million in the second quarter of 2005. The income in 2006 primarily resulted from the positive impact of changes in foreign currency translation rates on intra-company balances and from royalty income.

(Provision for) Benefit from Income Taxes

There was no provision for income taxes related to continuing operations in the second quarter of 2006 compared to a provision for $0.3 million in the second quarter of 2005. Income from continuing operations before income taxes was $0.7 million in second quarter of 2006 compared to a loss of $7.5 million in 2005. During the second quarter of 2006, the Company recorded a valuation allowance of $0.7 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations. During the second quarter of 2005, the Company recorded an additional valuation allowance of $1.8 million to reduce certain deferred tax assets in the United States.

Income (loss) from Discontinued Operations, net of taxes

The Company’s Turkish joint venture ceased operations in May 2006 and has been classified as discontinued operations for all periods presented. Unless otherwise indicated, amounts provided throughout the Form 10-Q relate to continuing operations only.

Loss from discontinued operations was $0.5 million in the second quarter of 2006 compared to income from discontinued operations of $0.1 million in the second quarter of 2005. The decrease in the income in 2006 compared to 2005 was primarily related to the shutdown of the plant operation in Izmir, Turkey in May 2006.

Net Income (loss)

Net income was $0.2 million in the second quarter of 2006, or $0.01 income per basic and diluted share, compared to a net loss of $7.7 million, or $0.63 loss per basic and diluted share, in the second quarter of 2005.

Six Months Ended June 30, 2006 and 2005

Net Sales

(dollars in millions)	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
United States	$388.1	$371.1	$17.0	4.6%
Europe	96.1	103.6	(7.5)	(7.3%)

Total	$484.2	$474.7	$9.5	2.0%

Consolidated net sales increased by $9.5 million, or 2.0 percent, to $484.2 million in the six months ended June 30, 2006 from $474.7 million in the six months ended June 30, 2005. The increase in consolidated net sales was primarily driven by the increase in custom sales units, improved product mix, and the impact of the Company’s strategic value initiative, partially offset by unfavorable foreign currency translations.

In the U.S., net sales increased $17.0 million, or 4.6 percent, to $388.1 million in the six months ended June 30, 2006 from $371.1 million in the six months ended June 30, 2005. This increase in U.S. net sales in 2006 reflects the increase in custom sales units, improved product mix and the impact of the Company’s strategic value initiative. Total U.S. unit volume increased 3.3 percent over the first six months of 2005. This increase reflects custom unit volume growth of 37.4 percent, which was offset by a 2.9 percent decrease in conventional unit volume.

In Europe, net sales decreased $7.5 million, or 7.3 percent, to $96.1 million in the six months ended June 30, 2006 from $103.6 million in the six months ended June 30, 2005. The decrease in European net sales in the first six months of 2006 was due to the weakening of the British Pound and Euro against the U.S. Dollar along with the pass through of lower resin costs to customers.

Net sales in the U.S. accounted for 80.2 percent of net sales in the first six months of 2006 compared to 78.2 percent of net sales in the first six months of 2005.

Gross Profit

(dollars in millions)	Six months ended June 30,		Increase (Decrease)
	2006	2005
United States	$32.0	$16.5	$15.5
Europe	1.7	0.2	1.5

Total	$33.7	$16.7	$17.0

Percent of net sales	7.0%	3.5%

Gross profit increased $17.0 million to $33.7 million or 7.0 percent of consolidated net sales in the six months ended June 30, 2006, from $16.7 million or 3.5 percent of consolidated net sales in the six months ended June 30, 2005. The increases reflect the growth in custom sales units, improved product mix, the impact of the Company’s strategic value initiative, improved operating efficiencies in our U.S. manufacturing operations and $3.7 million less in depreciation expense.

Selling and Administrative Expenses

Selling and administrative expenses increased by $3.6 million, or 28.7 percent, to $15.8 million in the six months ended June 30, 2006 from $12.2 million in the six months ended June 30, 2005. This increase in 2006 primarily related to increased legal fees of $1.4 million, increased compensation expense of $1.4 million, and increased audit and Sarbanes-Oxley related expenses of $0.9 million, partially offset by reduced other spending of $0.2 million.

Research and Technology Expenses

Research and technology expenses were $3.0 million in the six months ended June 30, 2006 compared to $3.0 million in the six months ended June 30, 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Write off of Deferred Financing Costs

In connection with its February 2005 refinancing, the Company repaid amounts outstanding under its former revolving loan facility and two term loans. As a result of these repayments, last year the Company wrote off approximately $6.5 million of the remainder of the deferred financing costs related to those three facilities and incurred prepayment penalties of approximately $3.5 million.

Asset Impairment Charge

In the second quarter of 2006, the Company recorded a non-cash asset impairment charge of $0.9 million to write down the carrying value of an asset to fair value.

Provision for Restructuring

Restructuring costs were $0.2 million in the six months ended June 30, 2006 compared to $0.1 million expense in the six months ended June 30, 2005. These expenses relate to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana and severance and benefit costs associated with the shut down of the plant operation in Izmir, Turkey.

Operating Income (loss)

Operating income was $13.8 million in the six months ended June 30, 2006 compared to an operating loss of $8.7 million in the six months ended June 30, 2005. This increase in operating income in the first six months of 2006 compared to the first six months of 2005 was primarily related to the improved operating performance described above, and the absence in 2006 of the $10.0 million write-off of deferred financing costs and prepayment penalties associated with the 2005 refinancing.

Interest Expense

Interest expense increased $1.6 million to $20.6 million in the six months ended June 30, 2006 from $19.0 million in the six months ended June 30, 2005 as a result of a higher effective interest rate and higher average borrowings.

Other (Income) Expense, Net

In the first half of the year the Company reported other income of $1.2 million compared to other expense of $0.3 million in the first six months of 2005. The income in 2006 was primarily from the positive impact of the changes in the foreign currency translation rates on intra-company balances and royalty income.

(Provision for) Benefit from Income Taxes

There was no provision for income taxes related to continuing operations in the six months ended June 30, 2006 compared to a benefit of $0.2 million in the six months ended June 30, 2005. Loss from continuing operations before taxes was $5.7 million in 2006 compared to $28.1 million in 2005. During the first half of 2006, the Company recorded a valuation allowance of $2.8 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during fiscal 2006. During the first half of 2005, the Company recorded an additional valuation allowance of $8.6 million to reduce certain deferred tax assets in the United States.

Income (loss) from Discontinued Operations, net of taxes

Loss from discontinued operations was $0.5 million in the six months ended June 30, 2006 compared to income from discontinued operations of $0.2 million in the six months ended June 30, 2005. The decrease in income in 2006 compared to 2005 was primarily related to the shutdown of the plant operation in Izmir, Turkey in May 2006.

Net Loss

Net loss in the six months ended June 30, 2006 was $6.2 million, or $0.50 loss per basic and diluted share, compared to a net loss of $27.7 million or $2.29 loss per basic and diluted share in the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $24.2 million outstanding on the Revolver Loan, and $5.0 million outstanding under letters of credit.

The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend between $30.0 million and $35.0 million in capital expenditures in 2006. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

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

The Company currently believes its anticipated liquidity will be adequate to finance its operations during 2006. However, actual results have differed from expectations in the past and may do so in the future as a result of several factors, including but not limited to: changes in sales and sales mix, operating performance in the Company’s European operations, the impact of higher fuel and energy related costs, the impact of changes in resin costs on a particular quarter, currency fluctuations, and the other factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent Quarterly Reports on Form 10-Q.

Cash Flows

The following table shows selected cash flow data.

(dollars in millions)	Six months ended June 30,
	2006	2005
Net cash provided by operations	$0.4	$1.3

Net cash used in investing activities	$(12.6)	$(19.1)

Net cash provided by financing activities	$11.7	$17.2

Net cash provided by operations decreased $0.9 million from $1.3 million for the six months ended June 30, 2005, to $0.4 million for the six months ended June 30, 2006. Days sales in accounts receivable improved to approximately 36.9 days at June 30, 2006 from 40.1 days at June 30, 2005. Inventory days improved slightly to approximately 38.4 days at June 30, 2006 from 38.7 days at June 30, 2005. Actual payment terms related to accounts payable remained approximately the same during the six months ended June 30, 2006 as they were during the six months ended June 30, 2005; however, the timing of payments can significantly impact the cash flow in a quarter compared to a previous quarter. The Company made payments of approximately $12.0 million on June 29, 2006 related to accounts payable. The timing of these payments was the principal reason for the decline in net cash provided by operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Net cash used in investing activities decreased $6.5 million from $19.1 million for the six months ended 2005 to $12.6 million for the six months ended June 30, 2006, reflecting a decrease in capital spending on equipment for conventional products which was partially offset by an increase in capital spending to expand custom capacity needed to meet customer supply agreements.

Net cash provided by financing activities was $11.7 million for the six months ended June 30, 2006. The 2006 amount was primarily comprised of $13.7 million net borrowings on the Revolver Loan less the repayment of $1.5 million of debt associated with the Turkey operation. Net cash provided by financing activities of $17.2 million during the six months ended June 30, 2005, was primarily comprised of the net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under the Company’s former revolver facility and two term loans of $196.9 million and costs associated with the debt refinancing of $10.8 million. Proceeds from and repayments of the revolver loan in 2006 each increased over 2005 because of the implementation of a lockbox mechanism in 2005 which resulted in more frequent borrowings and repayments.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 8 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $42.6 million at June 30, 2006 from $41.9 million deficit at December 31, 2005. This increase was primarily due to a net loss of $6.2 million which was partially offset by a gain on the revaluation of a cash flow hedge of $3.5 million and currency translation adjustments of $1.6 million during the six months ended June 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company beginning January 1, 2007. We are currently evaluating the impact FIN 48 will have on our financial statements.

Forward-Looking Statements

Statements included herein that are not historical facts (including, but not limited to, any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking” statements.

These forward-looking statements are based on the Company’s current expectations and projections about future events. Statements that include the words “expect,” “believe,” “intend,” “plan,” “anticipate,” “project,” “will,” “may,” “could,” “should,” “pro forma,” “continues,” “estimates,” “potential,” “predicts,” “goal,” “objective” and similar statements of a future nature identify forward-looking statements. These forward-looking statements and forecasts are subject to risks, uncertainties and assumptions. The Company cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. The Company does not intend to review or revise any particular forward-looking statement or forecast in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 20 percent of total revenues from sales in foreign currencies during the six months ended June 30, 2006. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates in effect on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first six months of 2006 from its foreign locations that utilize currencies other than the U.S. dollar, a 10 percent increase in the U.S. dollar value would result in approximately a $13.5 million reduction in net sales. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At June 30, 2006, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes and Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of June 30, 2006, a 1% change in LIBOR would have resulted in an increase of $1.4 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

Changes in internal controls

At the end of the period covered by this quarterly report on Form 10-Q, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Because the material weaknesses identified above were not remediated at June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are not effective at a reasonable assurance level as of June 30, 2006.

The Company has begun efforts to design and implement improvements in its internal control over financial reporting to address the material weaknesses in the close and reporting process, accounting for income taxes, and accounting for inventory. During the second quarter of 2006, the Company hired additional finance and accounting personnel. The Company continues to train existing accounting staff and hire and train skilled accounting staff to address the identified deficiencies. In addition, during the second quarter of 2006, the Company began to implement additional policies and procedures needed to remediate the deficiencies in its internal control over financial reporting. The Company also has retained a consulting firm to assist the Company in assessing, implementing and documenting improvements to the Company’s internal control over financial reporting related to the financial statement close and reporting process and accounting for inventory. The Company has retained a firm to assist in designing and implementing controls surrounding accounting for income taxes.

No other changes in our internal control over financial reporting (as defined in Rules 13a -15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 8 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 4, 2006. The matters voted upon and the results thereof are as follows:

	Votes
	For	Withheld
Election of Class 1 Directors

Michael J. Hoffman	11,731,685	7,981
A. Alexander Taylor	11,406,392	333,274

Item 6. Exhibits

10.1	Description of oral amendment to Lease Agreement dated as of January 1, 2006, by and between CROWN Cork & Seal USA, Inc., as Lessor, and Constar Inc., as Lessee.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: August 14, 2006	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)