Form 10-Q
period 2006-09-30
CONSTAR INTERNATIONAL INC
filed 2006-11-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

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

As of November 10, 2006, 12,582,202 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,463	$9,663
Accounts receivable, net (Note 3)	88,771	79,562
Inventories, net (Note 4)	91,228	100,353
Prepaid expenses and other current assets	12,990	18,856

Total current assets	210,452	208,434

Property, plant and equipment, net (Note 5)	147,872	156,708
Goodwill	148,813	148,813
Other assets	18,965	20,697

Total assets	$526,102	$534,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilites:
Short-term debt (Note 6)	$—	$10,453
Accounts payable and accrued liabilities	148,444	143,144
Income taxes payable	—	205

Total current liabilities	148,444	153,802

Long-term debt, net of current portion (Note 6)	393,400	393,205
Pension and post-retirement liabilities	18,351	19,988
Deferred income taxes	3,012	3,536
Other liabilities	6,554	5,981

Total liabilities	569,761	576,512

Commitments and contingent liabilities (Note 8)

Stockholders’ deficit	(43,659)	(41,860)

Total liabilities and stockholders’ deficit	$526,102	$534,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net customer sales	$250,466	$250,285	$732,437	$722,766
Net affiliate sales	818	1,211	3,030	3,424

Net sales	251,284	251,496	735,467	726,190
Cost of products sold, excluding depreciation	222,946	226,686	654,542	662,145
Depreciation	7,579	11,220	26,417	33,747

Gross profit	20,759	13,590	54,508	30,298

Selling and administrative expenses	6,939	6,778	22,769	19,023
Research and technology expenses	1,671	1,614	4,697	4,660
Write-off of deferred financing costs	—	—	—	10,025
Asset impairment charges	—	22,200	870	22,200
Provision for restructuring	365	60	591	170

Total operating expenses	8,975	30,652	28,927	56,078

Operating income (loss)	11,784	(17,062)	25,581	(25,780)

Interest expense	(10,422)	(9,762)	(31,072)	(28,766)
Other income (expense), net	584	(34)	1,774	(383)

Income (loss) from continuing operations before income taxes	1,946	(26,858)	(3,717)	(54,929)
Benefit from income taxes	—	3,260	—	3,414

Income (loss) from continuing operations	1,946	(23,598)	(3,717)	(51,515)
Income (loss) from discontinued operations, net of taxes	(563)	131	(1,074)	299

Net income (loss)	$1,383	$(23,467)	$(4,791)	$(51,216)

Basic earnings (loss) per common share:
Continuing operations	$0.16	$(1.94)	$(0.30)	$(4.25)
Discontinued operations	(0.05)	0.01	(0.09)	0.03

Net income (loss) per share	$0.11	$(1.93)	$(0.39)	$(4.22)

Diluted earnings (loss) per common share:
Continuing operations	$0.15	$(1.94)	$(0.30)	$(4.25)
Discontinued operations	(0.04)	$0.01	(0.09)	0.03

Net income (loss) per share	$0.11	$(1.93)	$(0.39)	$(4.22)

Weighted average common shares outstanding:
Basic	12,235	12,157	12,214	12,135

Diluted	12,589	12,157	12,214	12,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,791)	$(51,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,270	34,940
Stock-based compensation	537	534
Asset impairment charges	870	22,200
Write-off of deferred financing costs	—	6,556
Deferred income taxes	(107)	92
Changes in operating assets and liabilities:
Accounts receivable	(4,909)	(19,022)
Inventories	11,937	3,779
Prepaid expenses and other current assets	3,389	4,074
Accounts payable and accrued expenses	2,826	16,973
Other	(166)	3,130

Net cash provided by operating activities	37,856	22,040

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,240)	(24,000)
Proceeds from the sale of property, plant and equipment	145	570

Net cash used in investing activities	(17,095)	(23,430)

Cash flows from financing activities:
Proceeds from sale of Senior Notes	—	220,000
Repayment of term loan	—	(121,941)
Proceeds from Revolver loan	616,767	559,000
Repayment of Revolver loan	(627,220)	(572,342)
Repayment of second lien loan	—	(75,000)
Change in outstanding overdrafts	(934)	1,768
Costs associated with debt refinancing	(320)	(10,774)
Other financing activities	(1,540)	(84)

Net cash provided by (used in) financing activities	(13,247)	627

Effect of exchange rate changes on cash and cash equivalents	286	(466)

Net increase (decrease) in cash and cash equivalents	7,800	(1,229)
Cash and cash equivalents at beginning of period	9,663	9,316

Cash and cash equivalents at end of period	$17,463	$8,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	$125	$276,403	$(20,993)	$(210)	$(2,284)	$(229,044)	$23,997
Net loss						(51,216)	(51,216)
Foreign currency translation adjustments			(5,100)				(5,100)
Revaluation of cash flow hedge			238				238

Comprehensive loss							(56,078)

Issuance of restricted stock		22		(82)			(60)
Forfeitures of restricted stock		(4)		(22)	17		(9)
Stock-based compensation	—	—	—	—	534	—	534

Balance, September 30, 2005	$125	$276,421	$(25,855)	$(314)	$(1,733)	$(280,260)	$(31,616)

Balance, December 31, 2005	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss						(4,791)	(4,791)
Foreign currency translation adjustments			1,808				1,808
Revaluation of cash flow hedge			761				761

Comprehensive loss							(2,222)

Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Forfeitures of restricted stock		—		(114)	—		(114)
Stock-based compensation	—	537	—	—	—	—	537

Balance, September 30, 2006	$125	$275,484	$(24,872)	$(571)	$—	$(293,825)	$(43,659)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods indicated. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension and postretirement medical plans as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension and postretirement medical benefits, which would result in an estimated decrease to stockholders’ equity of approximately $6.5 million, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect that the application of SAB 108 will have a material effect on its financial statements.

3. Accounts Receivable

	September 30, 2006	December 31, 2005
Trade and notes receivable	$83,156	$75,759
Less: allowance for doubtful accounts	(824)	(1,688)

Net trade and notes receivable	82,332	74,071
Value added taxes recoverable	4,490	3,507
Miscellaneous receivables	1,949	1,984

Total	$88,771	$79,562

4. Inventories

	September 30, 2006	December 31, 2005
Finished goods	$56,632	$63,112
Raw materials and supplies	34,596	37,241

Total	$91,228	$100,353

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $329 and $369 as of September 30, 2006 and December 31, 2005, respectively.

5. Property, Plant and Equipment

	September 30, 2006	December 31, 2005
Land and improvements	$3,735	$3,610
Buildings and improvements	68,907	67,096
Machinery and equipment	641,220	615,608
Less: accumulated depreciation and amortization	(578,054)	(554,844)

	135,808	131,470
Construction in progress	12,064	25,238

Property, Plant and Equipment, net	$147,872	$156,708

6. Debt

A summary of short-term and long-term debt follows:

	September 30, 2006	December 31, 2005
Short-Term
Revolver	$—	$10,453

Long-Term
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,600)	(1,795)

	$393,400	$393,205

At September 30, 2006, there was $4.3 million outstanding under letters of credit.

The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, the Company spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. The Company currently expects to spend between $23.0 million and $26.0 million in capital expenditures in 2006. In order to satisfy significant business awards, including those relating to conversions from other forms of packaging, the Company may need to purchase additional equipment. To the extent such purchases would cause the Company to exceed the capital expenditure restrictions of the Revolver Loan, the Company would have to obtain the lenders’ consent before making such purchases. There can be no assurances that the lenders would grant any such consent.

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

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

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

7. Restructuring

In 2003, the Company announced its plans to implement a cost reduction initiative (“2003 Plan”) under which it closed facilities in Birmingham, Alabama and in Reserve, Louisiana. The restructuring reserve balance at September 30, 2006 represents lease termination costs which are expected to be fully paid in 2006.

The following table presents an analysis of the 2003 Plan’s restructuring reserve activity for the nine months ended September 30, 2006:

2003 Plan Lease Termination Costs
Balance at December 31, 2005	$1,403
Charges to income	87
Payments	(966)
Adjustments	(3)

Balance at September 30, 2006	$521

In 1997, the Company implemented a restructuring plan (“1997 Plan”) which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents exit costs for the closed facilities associated with the 1997 Plan, was $0.5 million as of September 30, 2005. All payments pertaining to this initiative were paid out in 2006.

During the nine months ended September 30, 2006, the Company charged $0.4 million of severance costs related to our UK operations and $0.1 million of severance costs related to our U.S. operations to restructuring expense.

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

9. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,383	$(23,467)	$(4,791)	$(51,216)
Foreign currency translation adjustments	251	(889)	1,808	(5,100)
Revaluation of cash flow hedge	(2,761)	1,752	761	238

Comprehensive loss	$(1,127)	$(22,604)	$(2,222)	$(56,078)

10. Stock-Based Compensation

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the “Plans.”

Options granted are to be issued at prices not less than fair market value on the date of grant and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. The Plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants. The maximum number of shares reserved under the 2002 Plan is 850,000 shares. At September 30, 2006, 44,090 shares were available for future grants. The maximum number of shares reserved under the Directors Plan is 25,000. At September 30, 2006, 5,917 shares were available for future grants. To date, all grants under the Directors Plan have been restricted stock grants.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment”, using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first nine months of 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation”, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, determined under the provisions of SFAS 123R. The fair value of restricted stock awards is the market price of the Company’s common stock at the date of grant. Restricted stock units (“RSU’s”) are classified as liabilities in the accompanying condensed consolidated financial statements. The fair value of the liabilities related to the RSU’s is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense.

The following table summarizes employee stock option activity for the nine months ended September 30, 2006:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	176	$12.00
Granted	—
Exercised	—
Forfeited	(7)	—

Outstanding at September 30, 2006	169	$12.00	1.1	$—

Exercisable at September 30, 2006	169	$12.00	1.1	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable as of September 30, 2006 was zero.

The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	330	$5.26
Granted	105	3.79
Vested	(98)	5.54
Forfeited	(6)	5.90

Outstanding at September 30, 2006	331	4.91

As of September 30, 2006, there was $1.2 million of unrecognized stock-based compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 2.1 years.

As of September 30, 2006, the Company had 84,000 RSU’s outstanding. The RSU’s vest three years from the grant date. The Company has assumed a 10% rate of forfeiture. The fair value of the liability associated with the outstanding RSU’s was $0.2 million as of September 30, 2006.

For the three and nine months ended September 30, 2006, total stock-based compensation expense was $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2005, total stock-based compensation expense was $0.2 million and $0.5 million, respectively.

The following pro forma information illustrates the pro forma effect on net income and earnings per share for the periods presented, as if the Company had elected to recognize compensation cost associated with stock-based awards under the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss - as reported	$(23,467)	$(51,216)
Add: Stock-based employee compensation included in reported net loss, net of tax	114	347
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	(141)	(430)

Pro forma loss	$(23,494)	$(51,299)

Net loss per share - basic and diluted:
As reported	$(1.93)	$(4.22)

Pro forma	$(1.93)	$(4.23)

11. Earnings (Loss) Per Share

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

The following table presents a reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	12,235	12,157	12,214	12,135

Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	354	—	—	—

Total	354	—	—	—

Diluted weighted average shares outstanding	12,589	12,157	12,214	12,135

Diluted EPS for the three months ended September 30, 2006 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. Diluted EPS for the nine months ended September 30, 2006 excludes approximately 0.3 million shares of restricted stock due to the loss for the period, and 0.2 million stock options because the option price was greater than the average market price of our common stock.

Diluted EPS for the three and nine months ended September 30, 2005 excludes approximately 0.4 million shares of restricted stock due to the loss for the periods, and 0.2 million stock options because the option price was greater than the average market price of our common stock.

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

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 21.9% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

Employees of the Netherlands operation are entitled to a retirement benefit based on years of service and final salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases.

The components of the pension and postretirement benefit expense/(income) for the Company’s plans were as follows:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$814	$—	$801	$—
Interest cost	1,271	62	1,218	102
Expected return on plan assets	(1,452)	—	(1,329)	—
Amortization of net loss	891	171	839	194
Amortization of prior service cost	38	(77)	38	(49)

Total pension and post-retirement expense	$1,562	$156	$1,567	$247

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Pension	Post- retirement	Pension	Post- retirement
Service cost	$2,442	$—	$2,403	$—
Interest cost	3,813	186	3,656	306
Expected return on plan assets	(4,356)	—	(3,988)	—
Amortization of net loss	2,673	513	2,517	582
Amortization of prior service cost	114	(231)	114	(147)

Total pension and post-retirement expense	$4,686	$468	$4,702	$741

The Company estimates that its expected contribution to its pension plans for 2006 will be approximately $6.3 million of which $2.8 million and $6.0 million, respectively, were paid during the three and nine month periods ended September 30, 2006.

13. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales for the countries in which the Company operated were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$197,370	$196,945	$583,260	$565,791
United Kingdom	32,270	34,899	90,379	97,333
Other	20,826	18,441	58,798	59,642

	$250,466	$250,285	$732,437	$722,766

14. Income Taxes

During the nine months ended September 30, 2006 the Company recorded an additional valuation allowance of $1.8 million against deferred tax assets generated by the Company’s U.S. and foreign operations during 2006. The Company does not currently anticipate realizing deferred tax assets to the extent assets exceed deferred tax liabilities.

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap asset was $2.2 million at September 30, 2006 and $1.4 million at December 31, 2005. For the nine months ended September 30, 2006, the Company recorded an unrealized gain in other comprehensive income of $0.8 million.

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

The following summarizes the assets and liabilities of discontinued operations:

	September 30, 2006	December 31, 2005
Assets:
Accounts receivable	$442	$3,016
Inventory	—	1,482
Prepaid expenses and other current assets	78	67
Property, plant and equipment	2,269	2,437

Total	$2,789	$7,002

Liabilities:
Short-term debt	$—	$1,540
Accounts payable and accrued expenses	136	1,193
Other liabilities	40	477
Minority interests	2,065	2,322

Total	$2,241	$5,532

The following is a summary of results of operations of discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	—	7,547	9,605	19,490

Income (loss) from discontinued operations before income taxes and minority interest	(696)	238	(1,204)	454
(Provision for) benefit from income taxes	133	(93)	131	(122)

Income (loss) from discontinued operations before minority interest	(563)	145	(1,073)	332
Minority interest	—	(14)	(1)	(33)

Income (loss) from discontinued operations	$(563)	$131	$(1,074)	$299

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The balance in the restructuring reserves is principally comprised of employee severance and benefits costs which are expected to be paid in 2006. The following table presents an analysis of the restructuring reserve activity for the nine months ended September 30, 2006:

Severance and Benefits
Balance at December 31, 2005	$—
Charges to income	740
Payments	(622)
Adjustments	(3)

Balance at September 30, 2006	$115

17. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of September 30, 2006 and December 31, 2005;

•	Statements of operations for the three months and nine months ended September 30, 2006 and September 30, 2005; and

•	Statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
ASSETS
Current Assets
Cash and cash equivalents	$—	$13,346	$4,117	$—	$17,463
Intercompany receivable	—	103,342	868	(104,210)	—
Accounts receivable, net	—	73,275	15,496	—	88,771
Inventories, net	—	85,819	5,409	—	91,228
Prepaid expenses and other current assets	—	9,790	3,200	—	12,990

Total current assets	—	285,572	29,090	(104,210)	210,452

Property, plant and equipment, net	—	141,863	6,009	—	147,872
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	448,389	18,833	—	(467,222)	—
Other assets	11,746	7,219	—	—	18,965

Total assets	$460,135	$602,300	$35,099	$(571,432)	$526,102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term debt	$—	$—	$—	$—	$—
Intercompany payable	101,185	4,980	(1,955)	(104,210)	—
Accounts payable and accrued liabilities	9,209	121,025	18,210	—	148,444
Income taxes payable	—	—	—	—	—

Total current liabilities	110,394	126,005	16,255	(104,210)	148,444

Long-term debt, net of current portion	393,400	—	—	—	393,400
Pension and post-retirement liabilities	—	18,340	11	—	18,351
Deferred income taxes	—	3,012	—	—	3,012
Other liabilities	—	6,554	—	—	6,554

Total liabilities	503,794	153,911	16,266	(104,210)	569,761

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(43,659)	448,389	18,833	(467,222)	(43,659)

Total liabilities and stockholders’ equity (deficit)	$460,135	$602,300	$35,099	$(571,432)	$526,102

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$6,744	$2,919	$—	$9,663
Intercompany receivable	—	70,168	3,749	(73,917)	—
Accounts receivable, net	—	65,542	14,020	—	79,562
Inventories, net	—	95,007	5,346	—	100,353
Prepaid expenses and other current assets	—	11,644	7,212	—	18,856

Total current assets	—	249,105	33,246	(73,917)	208,434

Property, plant and equipment, net	—	151,156	5,552	—	156,708
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	421,732	16,453	—	(438,185)	—
Other assets	10,958	9,739	—	—	20,697

Total assets	$432,690	$575,266	$38,798	$(512,102)	$534,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term debt	$10,453	$—	$—	$—	$10,453
Intercompany payable	67,012	3,094	3,811	(73,917)	—
Accounts payable and accrued liabilities	3,880	120,812	18,452	—	143,144
Income taxes payable	—	205	—	—	205

Total current liabilities	81,345	124,111	22,263	(73,917)	153,802

Long-term debt, net of current portion	393,205	—	—	—	393,205
Pension and post-retirement liabilities	—	19,971	17	—	19,988
Deferred income taxes	—	3,536	—	—	3,536
Other liabilities	—	5,916	65	—	5,981

Total liabilities	474,550	153,534	22,345	(73,917)	576,512

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(41,860)	421,732	16,453	(438,185)	(41,860)

Total liabilities and stockholders’ equity (deficit)	$432,690	$575,266	$38,798	$(512,102)	$534,652

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$230,458	$20,826	$—	$251,284
Cost of products sold, excluding depreciation	—	203,677	19,269	—	222,946
Depreciation	—	7,276	303	—	7,579

Gross profit	—	19,505	1,254	—	20,759

Selling and administrative expenses	—	6,530	409	—	6,939
Research and technology expenses	—	1,671	—	—	1,671
Provision for restructuring	—	365	—	—	365

Total operating expenses	—	8,566	409	—	8,975

Operating income	—	10,939	845	—	11,784
Interest expense	(10,221)	(230)	29	—	(10,422)
Other income (expense), net	—	572	12	—	584

Income (loss) from continuing operations before income taxes	(10,221)	11,281	886	—	1,946
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,221)	11,281	886	—	1,946
Equity earnings	11,604	323	—	(11,927)	—
Loss from discontinued operations, net of taxes	—	—	(563)	—	(563)

Net income (loss)	$1,383	$11,604	$323	$(11,927)	$1,383

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$233,055	$18,441	$—	$251,496
Cost of products sold, excluding depreciation	—	209,398	17,288	—	226,686
Depreciation	—	10,592	628	—	11,220

Gross profit	—	13,065	525	—	13,590

Selling and administrative expenses	—	6,361	417	—	6,778
Research and technology expenses	—	1,614	—	—	1,614
Asset impairment charges	—	16,500	5,700	—	22,200
Provision for restructuring	—	60	—	—	60

Total operating expenses	—	24,535	6,117	—	30,652

Operating loss	—	(11,470)	(5,592)	—	(17,062)
Interest expense	(9,533)	(195)	(34)	—	(9,762)
Other income (expense), net	—	(32)	(2)	—	(34)

Loss from continuing operations before income taxes	(9,533)	(11,697)	(5,628)	—	(26,858)
Benefit from income taxes	—	2,504	756	—	3,260

Loss from continuing operations	(9,533)	(9,193)	(4,872)	—	(23,598)
Equity earnings	(13,934)	(4,741)	—	18,675	—
Income from discontinued operations, net of taxes	—	—	131	—	131

Net income (loss)	$(23,467)	$(13,934)	$(4,741)	$18,675	$(23,467)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$676,669	$58,798	$—	$735,467
Cost of products sold, excluding depreciation	—	599,709	54,833	—	654,542
Depreciation	—	25,542	875	—	26,417

Gross profit	—	51,418	3,090	—	54,508

Selling and administrative expenses	—	21,527	1,242	—	22,769
Research and technology expenses	—	4,697	—	—	4,697
Asset impairment charges	—	870	—	—	870
Provision for restructuring	—	591	—	—	591

Total operating expenses	—	27,685	1,242	—	28,927

Operating income	—	23,733	1,848	—	25,581
Interest expense	(30,460)	(669)	57	—	(31,072)
Other income (expense), net	—	1,558	216	—	1,774

Income (loss) from continuing operations before income taxes	(30,460)	24,622	2,121	—	(3,717)
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,460)	24,622	2,121	—	(3,717)
Equity earnings	25,669	1,047	—	(26,716)	—
Loss from discontinued operations, net of taxes	—	—	(1,074)	—	(1,074)

Net income (loss)	$(4,791)	$25,669	$1,047	$(26,716)	$(4,791)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$666,548	$59,642	$—	$726,190
Cost of products sold, excluding depreciation	—	605,972	56,173	—	662,145
Depreciation	—	31,669	2,078	—	33,747

Gross profit	—	28,907	1,391	—	30,298

Selling and administrative expenses	—	17,729	1,294	—	19,023
Research and technology expenses	—	4,660	—	—	4,660
Write-off of deferred financing costs	10,025	—	—	—	10,025
Asset impairment charges	—	16,500	5,700	—	22,200
Provision for restructuring	—	170	—	—	170

Total operating expenses	10,025	39,059	6,994	—	56,078

Operating loss	(10,025)	(10,152)	(5,603)	—	(25,780)
Interest expense	(28,096)	(547)	(123)	—	(28,766)
Other income (expense), net	—	(94)	(289)	—	(383)

Loss from continuing operations before income taxes	(38,121)	(10,793)	(6,015)	—	(54,929)
Benefit from income taxes	—	2,707	707	—	3,414

Loss from continuing operations	(38,121)	(8,086)	(5,308)	—	(51,515)
Equity earnings	(13,095)	(5,009)	—	18,104	—
Income from discontinued operations, net of taxes	—	—	299	—	299

Net income (loss)	$(51,216)	$(13,095)	$(5,009)	$18,104	$(51,216)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(4,791)	$25,669	$1,047	$(26,716)	$(4,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,714	25,551	1,005	—	28,270
Stock-based compensation	—	537	—	—	537
Asset impairment charges	—	870	—	—	870
Equity earnings	(25,669)	(1,047)	—	26,716	—
Changes in operating assets and liabilities	5,337	6,130	1,503	—	12,970

Net cash provided by operating activities	(23,409)	57,710	3,555	—	37,856

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(16,324)	(916)	—	(17,240)
Proceeds from the sale of property, plant and equipment	—	145	—	—	145

Net cash used in investing activities	—	(16,179)	(916)	—	(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	616,767	—	—	—	616,767
Repayment of Revolver loan	(627,220)	—	—	—	(627,220)
Net change in intercompany loans	34,182	(34,182)	—	—	—
Change in outstanding overdrafts	—	(934)	—	—	(934)
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	23,409	(35,116)	(1,540)	—	(13,247)

Effect of exchange rate changes on cash and cash equivalents	—	187	99	—	286

Net increase (decrease) in cash and cash equivalents	—	6,602	1,198	—	7,800
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$13,346	$4,117	$—	$17,463

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(51,216)	$(12,212)	$(5,010)	$17,222	$(51,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	883	31,669	2,388	—	34,940
Stock-based compensation	—	534	—	—	534
Asset impairment charges	—	16,500	5,700		22,200
Write-off of deferred financing costs	6,556	—	—	—	6,556
Equity earnings	12,212	5,010	—	(17,222)	—
Changes in operating assets and liabilities	6,619	4,635	(2,228)	—	9,026

Net cash provided by operating activities	(24,946)	46,136	850	—	22,040

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(23,067)	(933)	—	(24,000)
Proceeds from the sale of property, plant and equipment	—	570	—	—	570

Net cash used in investing activities	—	(22,497)	(933)	—	(23,430)

Cash flows from financing activities:
Proceeds from the sale of Senior Notes	220,000	—	—	—	220,000
Repayment of term loan	(121,941)	—	—	—	(121,941)
Proceeds from Revolver loan	559,000	—	—	—	559,000
Repayment of Revolver loan	(572,342)	—	—	—	(572,342)
Repayment of second lien loan	(75,000)	—	—	—	(75,000)
Change in outstanding overdrafts	—	1,768	—	—	1,768
Costs associated with debt refinancing	(10,774)	—	—	—	(10,774)
Net change in intercompany accounts	26,003	(26,248)	245	—	—
Other financing activities	—	(69)	(15)	—	(84)

Net cash provided by (used in) financing activities	24,946	(24,549)	230	—	627

Effect of exchange rate changes on cash and cash equivalents	—	(204)	(262)	—	(466)

Net increase (decrease) in cash and cash equivalents	—	(1,114)	(115)	—	(1,229)
Cash and cash equivalents at beginning of period	—	6,791	2,525	—	9,316

Cash and cash equivalents at end of period	$—	$5,677	$2,410	$—	$8,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 80 percent of the Company’s revenues in the first nine months of 2006 were generated in the United States, with the remainder attributable to its European operations. During the first nine months of 2006, one customer accounted for approximately 33 percent of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 75 percent of the Company’s consolidated revenues. Approximately 76 percent of the Company’s sales in the first nine months of 2006 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During the third quarter of 2006 conventional volumes declined by 9.0 percent due to customers’ depletion of inventories in anticipation of lower resin prices, spot business in 2005 that did not repeat in 2006, and the continued movement of water bottlers to self-manufacturing.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles, although the Company believes that they will continue to purchase preforms from merchant suppliers. The Company believes that this shift will continue due to economic and competitive factors at the retail level, and that water bottlers that cannot compete at the retail level will either be consolidated or go out of business. As a result, profitability from bottled water bottle sales is expected to decline in the future. The Company does not expect material growth in the carbonated soft drink market in the near term.

In addition to the conventional product lines, the Company is also a producer of higher profit custom products that are used in such packaging applications as hot-filled beverages, food, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Approximately 20 percent of the Company’s sales in the first nine months of 2006 related to custom PET containers. Critical success factors in the custom PET market include technology, expertise with specialized equipment, and innovative and functional design capabilities. The technology required to produce certain types of custom products is commonly available, which has resulted in increased competition and lower margins for such products.

The volume-weighted average life of the Company’s contracts, excluding PepsiCo, is approximately 3.4 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, is scheduled to expire on December 31, 2007.

Under its strategic value initiative plan, the Company has presented to conventional customers whose contracts are up for renewal a new contract structure with integrated terms and conditions, service level options, and pricing components that give the customer the flexibility to choose from a set of service options that are priced as additions to a negotiated base product price. In addition to the revenue gain from higher prices under the new contracts, the Company believes the new structure will enable it to reduce costs by limiting services it must provide when a customer chooses a lower price that does not entitle the customer to such services.

In negotiations with certain customers for the continuation and the extension of supply agreements, predominantly in the custom segment, the Company has agreed to price concessions. These concessions have been partially offset by provisions obtained in contracts for conventional business that renewed since the Company implemented its strategic value initiative plan in the fourth quarter of 2005. The net negative impact of contractual pricing is currently expected to be approximately $3.8 million in 2006 and will predominately impact the second half of 2006 results. Independent bottlers representing 5.2 percent of net sales for the nine months ended September 30, 2006 have designated PepsiCo’s global procurement group to negotiate pricing effective January 1, 2007. Historically, this type of consolidation has resulted in the Company having to provide price concessions. The total impact of these negotiations is not currently known.

The Company has been notified that one of its water customers, that accounted for approximately 2.1 percent of net sales for the nine months ended September 30, 2006, has decided not to renew its contract, which expires on December 31, 2006. While this customer will still have demand for preforms, this customer intends to begin manufacturing its own water bottles. The Company may retain a portion of this business but is unable to determine how much of the business, if any, may be retained. In addition, the Company has been notified by a customer of the Company’s Dutch and Italian operations that, effective January 1, 2007, the customer will not extend its contract beyond April 2007 for its business at those locations, which accounted for approximately 5.0 percent of the Company’s consolidated net sales for the nine months ended September 30, 2006. The Company is currently evaluating the impact of the loss of volume from these customers on its operations and the actions that it will take in response, which will include a range of restructuring options for the affected European subsidiaries designed to reduce the financial impact of the loss in volume. In addition, the Company has signed a new contract in 2006 for supply beginning in 2007 and is currently negotiating a number of other contracts for supply beginning in 2007 which, if executed, the Company believes would minimize and potentially exceed the impact of the above two contract losses.

The Company believes that it will continue to face several sources of pricing pressure. One source is customer consolidation. When customers merge or purchase through buying cooperatives and thereby aggregate purchasing power, the profitability of the Company’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. Another source of pricing pressure may come as a result of water customers moving towards self-manufacturing of bottles which may result in increasing industry capacity. Another source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

Constar’s gross margin, excluding depreciation expense, was 11.0 percent in the first nine months of 2006 as compared to 8.8 percent for the same period in 2005. This margin improvement was a result of improved customer and product mix, lower costs, improved manufacturing efficiencies and the impact of the Company’s strategic value initiative plan. There can be no assurance that margin improvements will continue or be sustained. Constar has recently operated at high utilization rates; however, the Company does not intend to invest in additional capacity in the lower profit conventional business until overall margins and prices increase to levels where acceptable returns can be achieved and sustained. Gross margin varies by customer and product line.

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. PET resin prices declined during the first six months of 2006 from their levels during the fourth quarter of 2005, but then increased during the third quarter of 2006 due to increased petrochemical product costs. The Company anticipates PET resin prices to decline during the fourth quarter due to decreases in petrochemical product costs and additional capacity in the PET resin industry. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage. However, higher resin prices may impact the demand for PET packaging where customers have a choice between PET and other forms of packaging.

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

PET bottle manufacturing is capital intensive, requiring both specialized production equipment and significant support infrastructure for power, high pressure air and resin handling. Constar believes that there are significant opportunities for the conversion of glass containers to PET containers for bottled teas, beer, flavored alcoholic beverages and food applications. These conversion opportunities may require significant capital expenditures to obtain the appropriate production equipment. The Company’s credit agreement imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007, and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005 Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend $23.0 million to $26.0 million on capital expenditures in 2006. If Constar is awarded a significant volume of conversions over a short period of time, it may have to seek waivers or amendments to these covenants which it may not be able to obtain on commercially reasonable terms or at all. However, some conversions can be serviced with the equipment currently devoted to conventional business and Constar has and will continue to redeploy equipment where possible.

In order to capture economies of scale, the Company favors large plants located within a few hours driving distance of the major markets that it services. Normally, this proximity helps the Company to minimize freight costs. However, in order to meet its customers’ requirements, the Company must sometimes manufacture products “out of territory” at a plant that is not its closest plant to the necessary delivery location. This increases freight costs, and depending on the circumstances, the Company may be required to bear these additional costs.

These out of territory freight costs tend to peak during the second and third quarters, when the Company’s customers’ requirements are at their highest. In addition, any general increase in freight rates may impact the Company’s margins to the extent that its contracts do not permit it to pass the increase through to its customers.

The Company is highly leveraged. As of September 30, 2006, the Company’s debt structure consisted of a $70.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of September 30, 2006, the Company had no borrowings under the credit agreement and $4.3 million outstanding on letters of credit. Interest expense for the nine months ended September 30, 2006 was $31.1 million. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit requirement to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The Company was in compliance with the financial covenants of these debt instruments as of September 30, 2006.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Net Sales

(dollars in millions)	Three months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
United States	$198.2	$198.2	$—	—%
Europe	53.1	53.3	(0.2)	(0.4)%

Total	$251.3	$251.5	$(0.2)	(0.1)%

The slight decrease in consolidated net sales was driven by a decrease in unit volume, which was offset by the pass-through of higher resin costs to customers, favorable foreign currency translations, and the positive impact of the Company’s strategic value initiative plan.

In the U.S., net sales in the third quarter of 2006 remained consistent with net sales in third quarter of 2005. Total U.S. unit volume decreased 4.2 percent over the third quarter of 2005. Custom unit volume growth was 19.6 percent, while conventional unit volume declined 8.7 percent compared to the third quarter of 2005. The impact of the net unit volume decrease on net sales was offset by the pass-through of higher resin costs to customers and the impact of the Company’s strategic value initiative plan.

The decrease in European net sales in the third quarter of 2006 was primarily due to a decline in conventional unit volume of 10.0 percent compared to the third quarter of 2005, offset by favorable foreign currency translations and the pass-through of higher resin costs to customers.

Net sales in the U.S. accounted for 78.9 percent of net sales in the third quarter of 2006 compared to 78.8 percent of net sales in the third quarter of 2005.

Gross Profit

(dollars in millions)	Three months ended September 30,		Increase (Decrease)
	2006	2005
United States	$19.1	$13.5	$5.6
Europe	1.7	0.1	1.6

Total	$20.8	$13.6	$7.2

Percent of net sales	8.3%	5.4%

The increase in gross profit in the third quarter of 2006 compared to the third quarter of 2005 reflects improved product and customer mix, lower costs, benefits from the Company’s strategic value initiative plan, reduced depreciation expense, lower property and other non-income related taxes, a reduction in customer rebates, and improved operating efficiencies in U.S. manufacturing operations.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.1 million, or 1.0 percent, to $6.9 million in the third quarter of 2006 from $6.8 million in the third quarter of 2005. This increase primarily relates to increased compensation expense of $1.0 million, offset by an adjustment of $0.6 million related to incentive compensation and decreased legal and bad debt expense.

Research and Technology Expenses

Research and technology expenses were $1.7 million in the third quarter of 2006 compared to $1.6 million in the third quarter of 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Asset Impairment Charge

In the third quarter of 2005, the Company recorded a non-cash asset impairment charge of $22.2 million to write down the carrying value of assets used in its European operations to fair value.

Provision for Restructuring

During the third quarter of 2006 the Company recorded restructuring charges of $0.4 million of which $0.1 million related to severance charges in our U.S. operations, $0.2 million of lease termination costs under the 2003 restructuring initiative, and severance and benefit charges of $0.1 million in the Company’s UK operations.

During the third quarter of 2005 the Company recorded restructuring charges of $0.1 million related to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana.

Operating Income

Operating income was $11.8 million in the third quarter of 2006 compared to a loss of $17.1 million in the third quarter of 2005. This increase in the operating income in 2006 compared to 2005 was primarily related to the improved operating performance described above and the absence of impairment charges in 2006 compared to an impairment charge of $22.2 million in 2005, offset by an increase in selling, administrative and restructuring expenses of $0.5 million.

Interest Expense

Interest expense increased $0.6 million to $10.4 million in the third quarter of 2006 from $9.8 million in the third quarter of 2005 as a result of a higher effective interest rate partially offset by lower average borrowings.

Other (Income) Expense, net

Other income increased to $0.6 million in the third quarter of 2006 compared to the third quarter of 2005. The income in 2006 primarily resulted from the positive impact of changes in foreign currency translation rates on intra-company balances and from royalty income.

Benefit from Income Taxes

There was no provision for income taxes related to continuing operations in the third quarter of 2006 compared to a benefit from income taxes of $3.3 million in the third quarter of 2005. Income from continuing operations before income taxes was $1.9 million in the third quarter of 2006 compared to a loss of $26.9 million in the third quarter of 2005. During the third quarter of 2006, the Company recorded a reduction to its valuation allowance of $1.0 million in connection with a decrease in the Company’s net deferred tax assets position. During the third quarter of 2005, the Company recorded an additional valuation allowance of $4.4 million against deferred tax assets generated by its U.S. and foreign operations.

Income (loss) from Discontinued Operations, net of taxes

The Company’s Turkish joint venture ceased operations in May 2006 and has been classified as discontinued operations for all periods presented. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Loss from discontinued operations was $0.6 million in the third quarter of 2006 compared to income from discontinued operations of $0.1 million in the third quarter of 2005. The decrease in the income in 2006 compared to 2005 was primarily related to the shutdown and run-off of operations in Izmir, Turkey which began in May 2006.

Net Income (loss)

Net income was $1.4 million in the third quarter of 2006, or $0.11 income per basic and diluted share, compared to a net loss of $23.5 million, or $1.93 loss per basic and diluted share, in the third quarter of 2005.

Nine Months Ended September 30, 2006 and 2005

Net Sales

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
United States	$586.3	$569.2	$17.1	3.0%
Europe	149.2	157.0	(7.8)	(5.0)%

Total	$735.5	$726.2	$9.3	1.3%

The increase in consolidated net sales was primarily driven by the pass-through of higher resin costs to customers, an increase in custom unit volume and the impact of the Company’s strategic value initiative plan, partially offset by unfavorable foreign currency translations.

The increase in U.S. net sales in 2006 was primarily driven by the pass-through of higher resin costs to customers, an increase in custom unit volume, and the impact of the Company’s strategic value initiative plan. Total U.S. unit volume increased 0.7 percent in the nine months ended September 30, 2006 over the first nine months of 2005. This increase reflects custom unit volume growth of 30.9 percent, which was offset by a 4.9 percent decrease in conventional unit volume.

The decrease in European net sales in the first nine months of 2006 was primarily due to the weakening of the British Pound and Euro against the U.S. Dollar and a 2.5 percent decrease in conventional unit volume.

Net sales in the U.S. accounted for 79.7 percent of net sales in the first nine months of 2006 compared to 78.4 percent of net sales in the first nine months of 2005.

Gross Profit

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)
	2006	2005
United States	$51.1	$30.0	$21.1
Europe	3.4	0.3	3.1

Total	$54.5	$30.3	$24.2

Percent of net sales	7.4%	4.2%

The increase in gross profit in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 reflects improved product and customer mix, lower costs, the impact of the Company’s strategic value initiative plan, lower depreciation expense, and improved operating efficiencies in U.S. manufacturing operations, partially offset by a decrease in gross profit, excluding depreciation, in our European operations.

Selling and Administrative Expenses

Selling and administrative expenses increased by $3.8 million, or 19.7 percent, to $22.8 million in the nine months ended September 30, 2006 from $19.0 million in the nine months ended September 30, 2005. This increase primarily reflects a $1.7 million increase in compensation expense, $1.3 million for audit and Sarbanes-Oxley related expenses, increased other expenses of $1.3 million, and $1.0 million in higher legal fees, offset by a $1.5 million reduction in bad debt expense.

Research and Technology Expenses

Research and technology expenses were $4.7 million in the nine months ended September 30, 2006 and 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

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

Asset Impairment Charge

During the nine months ended September 30, 2006, the Company recorded a non-cash asset impairment charge of $0.9 million to write down the carrying value of an asset to fair value.

During the nine months ended September 30, 2005, the Company recorded a non-cash asset impairment charge of $22.2 million to write down the carrying value of assets used in its European operations to fair value.

Provision for Restructuring

During the nine months ended September 30, 2006 the Company recorded restructuring charges of $0.6 million of which $0.1 million related to severance charges in our U.S. operations, $0.1 million of lease termination costs under the 2003 restructuring initiative, and severance and benefit charges of $0.4 million in the Company’s UK operations.

During the nine months ended September 30, 2005 the Company recorded restructuring charges of $0.2 million related to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana.

Operating Income (loss)

Operating income was $25.6 million in the nine months ended September 30, 2006 compared to an operating loss of $25.8 million in the nine months ended September 30, 2005. This increase in operating income primarily relates to the improved operating performance described above, and the absence in 2006 of $22.2 million in impairment charges, a $10.0 million write-off of deferred financing costs, and prepayment penalties associated with the 2005 refinancing.

Interest Expense

Interest expense increased $2.3 million to $31.1 million in the nine months ended September 30, 2006 from $28.8 million in the nine months ended September 30, 2005 as a result of a higher effective interest rate and higher average borrowings.

Other (Income) Expense, Net

In the first nine months of 2006 the Company reported other income of $1.8 million compared to other expense of $0.4 million in the first nine months of 2005. The income in 2006 was primarily from the positive impact of the changes in the foreign currency translation rates of intra-company balances and royalty income.

Benefit from Income Taxes

There was no provision for income taxes related to continuing operations in the nine months ended September 30, 2006 compared to a benefit of $3.4 million in the nine months ended September 30, 2005. Loss from continuing operations before taxes was $3.6 million in 2006 compared to $54.9 million in 2005. During the first nine months of 2006, the Company recorded an additional valuation allowance of $1.8 million against deferred tax assets generated by the Company’s U.S. and foreign operations during 2006. During the first nine months of 2005, the Company recorded an additional valuation allowance of $13.7 million to reduce certain deferred tax assets in the United States.

Income (loss) from Discontinued Operations, net of taxes

Loss from discontinued operations was $1.1 million in the nine months ended September 30, 2006 compared to income from discontinued operations of $0.3 million in the nine months ended September 30, 2005. The decrease in the income in 2006 compared to 2005 was primarily related to the shutdown and run-off of operations in Izmir, Turkey which began in May 2006.

Net loss

Net loss in the nine months ended September 30, 2006 was $4.8 million, or $0.39 loss per basic and diluted share, compared to a net loss of $51.2 million or $4.22 loss per basic and diluted share in the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, no outstanding balance on the Revolver Loan, and $4.3 million outstanding under letters of credit.

The Revolver Loan imposes maximum capital expenditures of $42.5 million in 2006, $47.5 million in 2007 and $47.5 million in 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2005, Constar spent $32.6 million in capital expenditures, allowing $9.3 million to be carried over to 2006, so that the effective capital expenditure limit for 2006 is $51.8 million. Constar currently expects to spend between $23.0 million and $26.0 million in capital expenditures in 2006.

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

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

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

Cash Flows

The following table shows selected cash flow data.

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)
	2006	2005
Net cash provided by operations	$37.9	$22.0	$15.9

Net cash used in investing activities	$(17.1)	$(23.4)	$6.3

Net cash provided by (used in) financing activities	$(13.3)	$0.6	$(13.9)

Net cash provided by operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, increased in part because of the reduced loss for the nine months ended September 30, 2006 compared to the prior year. In addition, days sales in accounts receivable improved to approximately 33.0 days at September 30, 2006 from 36.4 days at September 30, 2005. Inventory days decreased slightly to approximately 36.6 days at September 30, 2006 from 37.3 days at September 30, 2005. Days payable in accounts payable and accrued liabilities were 55.1 at September 30, 2006 compared to 57.3 at September 30, 2005.

The decrease in net cash used in investing activities was due to a decrease in capital spending on equipment for conventional products which was partially offset by an increase in capital spending to expand custom capacity needed to meet customer supply agreements.

Net cash used in financing activities for the nine months ended September 30, 2006 was primarily comprised of net repayments of $10.5 million on the Revolver Loan and the repayment of $1.5 million of debt associated with the Turkey operation. Net cash provided by financing activities during the nine months ended September 30, 2005 was primarily comprised of the net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under the Company’s former revolver facility and two term loans of $196.9 million and costs associated with the debt refinancing of $10.8 million. Proceeds from and repayments of the revolver loan in 2006 each increased over 2005 because of the implementation of a lockbox mechanism in 2005 which resulted in more frequent borrowings and repayments.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 8 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $43.7 million at September 30, 2006 from $41.9 million deficit at December 31, 2005. This increase was primarily due to a net loss of $4.8 million which was partially offset by a gain on the revaluation of a cash flow hedge of $0.8 million and currency translation adjustments of $1.8 million during the nine months ended September 30, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension and postretirement medical plans as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension and postretirement medical benefits, which would result in an estimated decrease to stockholders’ equity of approximately $6.5 million, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect that the application of SAB 108 will have a material effect on its financial statements.

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

The Company derived approximately 20 percent of total revenues from sales in foreign currencies during the nine months ended September 30, 2006. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates in effect on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first nine months of 2006 from its foreign locations that utilize currencies other than the U.S. dollar, a 10 percent increase in the U.S. dollar value would result in approximately a $21.2 million reduction in net sales. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At September 30, 2006, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes and Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of September 30, 2006, a 1.0 percent change in LIBOR would have resulted in an increase of $1.2 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

2. Accounting for Income Taxes—The Company did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, the Company did not maintain effective controls to calculate accurately income tax expense and income taxes payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities, and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in audit adjustments to the 2005 annual consolidated financial statements.

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

Changes in internal controls

At the end of the period covered by this quarterly report on Form 10-Q, Constar carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Because the material weaknesses identified above were not remediated at September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are not effective at a reasonable assurance level as of September 30, 2006.

The Company has begun efforts to design and implement improvements in its internal control over financial reporting to address the material weaknesses in the close and reporting process, accounting for income taxes, and accounting for inventory. During the second and third quarters of 2006, the Company hired additional finance and accounting personnel. The Company continues to train existing accounting staff and hire and train skilled accounting staff to address the identified deficiencies. In addition, during the second and third quarters of 2006, the Company began to implement additional policies and procedures needed to remediate the deficiencies in its internal control over financial reporting. The Company also has retained a consulting firm to assist the Company in assessing, designing, implementing and documenting improvements to the Company’s internal control over financial reporting related to the financial statement close and reporting process, accounting for inventory, and accounting for income taxes.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1	Description of oral amendment to Lease Agreement dated as of January 1, 2006, by and between CROWN Cork & Seal USA, Inc., as Lessor, and Constar, Inc., as Lessee.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: November 14, 2006	By:	/S/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)