Form 10-K
period 2006-12-31
CONSTAR INTERNATIONAL INC
filed 2007-03-29
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission file number 000-16496

Constar International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1889304
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

(215) 552-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006, the aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant (treating Crown Holdings, Inc. and the Company’s directors and executive officers as the Company’s only affiliates for these purposes) was approximately $40,050,029 based upon the closing market price of the Company’s common stock on June 30, 2006

As of March 21, 2007, 12,577,342 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of Annual Meeting and Proxy Statement will be incorporated by Reference into Part III hereof. Only those portions specifically cited in Part III hereof as being so incorporated are to be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt;

•	The impact of the Company’s debt on liquidity;

•	The Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations;

•	The ability of the Company to achieve its 2007 operating plan and its cash improvement programs;

•

Indebtedness under the Company’s $220,000,000 of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase;

•	The Company’s ability to comply with the covenants in the instruments governing its indebtedness;

•	The Company’s ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how;

•	The continued movement of customers toward self-manufacturing;

•	Conversion from metal, glass and other materials for packaging to plastic packaging;

•	The Company’s relationships with its largest customers and suppliers;

•	The success of the Company’s customers in selling their products in their markets;

•	The Company’s ability to manage inventory levels based on its customers’ projected sales;

•	Risks associated with the Company’s international operations;

•	The terms upon which the Company acquires resin and its ability to reflect resin related price increases in its sales;

•	The Company’s ability to obtain resin from suppliers on a timely basis;

•	The impact of consolidation of the Company’s customers on sales and profitability;

•	The Company’s ability to fund capital expenditures in the future;

•	General economic and political conditions;

•	Increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to timely market products incorporating MonOxbar technology;

•	The Company’s ability to control costs;

•	The Company’s ability to maintain an effective system of internal controls and remediate any material weaknesses or significant deficiencies that may be identified from time to time;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	The Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model and enhance its product mix;

•	The Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

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

General

Constar International Inc. (the “Company” or “Constar”) is a global producer of PET, or polyethylene terephthalate, plastic containers for food, beverages, and other end use applications. Constar manufactures PET containers for conventional PET applications in soft drinks and water and for custom PET applications. Custom PET container applications include food, juices, teas, sport drinks, new age beverages, household chemicals, beer and flavored alcoholic beverages, most of which require a combination of advanced technologies, processing know-how and innovative designs. Beverage categories dominate the PET market.

Constar’s technologies are aimed at enabling the Company to meet the specific needs of products being converted from other forms of packaging to PET. Constar’s oxygen-scavenging technology, Oxbar®, enables the Company to produce the special packaging required to extend the shelf life of oxygen sensitive products. In 2005 Constar commenced commercial sales of its monolayer Oxbar technology, MonOxbar™. In January 2007, the Company’s DiamondClear™ oxygen scavenger technology completed the Food and Drug Administration’s food contact notification process and is now available for certain food applications. DiamondClear™ is a monolayer oxygen barrier material that can be incorporated into PET containers to produce glass-like clarity. The Company believes that its portfolio of oxygen scavenging products represents the industry’s best-performing oxygen barrier technologies. The Company has also developed methods for heat-setting containers without the use of traditional vacuum panels. Constar is focused on providing its customer base with the best service through technological innovation, new product development and lowest-cost production. The Company actively seeks new business where its technologies and other competitive strengths can yield attractive and sustainable profitability.

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

The custom PET container industry is generally characterized by more complex manufacturing processes, unique materials, innovative product designs and technological know-how for products with special requirements. Because of these factors, many custom PET applications have greater profitability and higher barriers to entry than conventional PET. However, the technology to produce certain types of custom products is commonly available, which has resulted in increased competition and lower profitability for such products.

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

The PET container business is a growing component of the United States packaging market due to continued growth in water and isotonics, conversion opportunities from other forms of packaging and the continuing trend towards smaller single serve containers. Many of these conversion opportunities involve the use of advanced or proprietary PET technologies.

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

Key Markets and Products

The Company is a leading producer of PET containers. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, teas, household chemicals, beer and flavored alcoholic beverages. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Consolidated net sales for the Company in 2006 were $927.0 million. Approximately 81% of the Company’s 2006 revenue was attributable to sales in the United States and the remainder was attributable to sales in Europe. Additional financial information for the Company, and within selected geographical areas, is set forth in Item 7 below and the Notes to Consolidated Financial Statements.

The Company supplies bottles and preforms in both the conventional and custom PET markets.

Conventional PET

The Company’s conventional PET sales relate primarily to containers used in packaging soft drinks and water. In 2006 and 2005, conventional PET products represented approximately 76% and 77%, respectively, of the Company’s sales. Constar’s strategy in this market segment is to maintain its relationships with its major customers, improve margins and only invest when projects improve overall conventional profitability and achieve the Company’s expected return on investment.

Custom PET

Custom PET products represented approximately 20% and 18% of Constar’s sales in 2006 and 2005, respectively. The Company believes that custom PET applications represent significant growth opportunities and generally provide greater profitability than conventional PET applications.

Proprietary Technologies

Custom PET technologies are necessary to produce PET bottles for foods and beverages that require advanced technologies such as oxygen barrier, carbon-dioxide barrier and heat set. Oxygen barrier technologies inhibit oxygen from penetrating the packaging, which can cause the flavor and the color of the product to degrade. Carbon dioxide barrier technologies minimize the loss of carbon dioxide from carbonated products. Heat set technologies are used to allow pouring of heat processed food and beverages into bottles that can withstand high temperatures without deforming. In the past, products requiring these characteristics were generally packaged in glass. Currently available technologies allow these products to be packaged in PET, which is more desirable than glass because of PET’s light weight and shatter resistance.

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

In January 2007, the Company’s DiamondClear™ oxygen scavenger technology completed the Food and Drug Administration’s food contact notification process and is now available for certain food applications. This monolayer scavenger system uses different chemistry than Oxbar, but provides equal scavenger performance with the clarity of glass.

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

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are under contracts containing provisions that allow for the pass-through of changes in the price of PET resin under various timing mechanisms. In 2006, the Company’s top five customers accounted for approximately 56% of the Company’s sales, while the Company’s top ten customers accounted for approximately 72% of the Company’s sales. During the same period, purchases by PepsiCo accounted for approximately 33% of the Company’s sales. In addition, effective January 1, 2007, independent bottlers representing 5% of 2006 sales have designated PepsiCo’s global procurement organization to negotiate pricing on their behalf. Other than PepsiCo, no customer accounted for more than 10% of the Company’s sales in 2006. The Company is continually seeking ways to expand its customer base.

Research and Technology

The Company conducts its major technology and product development work, as well as testing and product qualification, at in-house laboratories. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, Constar’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company’s research and development staff have advanced degrees in chemistry, mechanical engineering and polymer science. Typical activities of the staff include:

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

See the accompanying Notes to Consolidated Financial Statements for information about the Company’s research and technology expenditures.

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

Competition in the PET industry is intense. In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Margins are tight in the conventional business and where custom technologies are commonly available. Differentiation is obtained by cost advantage of scale, design and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, there is more value placed on technology and innovation in proprietary custom PET, since patents, know-how, specialized equipment, process techniques and specialized materials are used in the manufacture of many custom PET products.

The PET business is capital intensive, with whole manufacturing lines often committed to the requirements of a single customer. An important element of competition is the strength of each company’s process for evaluation, design, presentation and execution of new product development opportunities presented by the packaging needs of customers. Product design, engineering and investment decisions made when new capacity is acquired, and the financial and contractual terms obtained with customers to support that investment, are key determinants of a company’s success in this market. Flexibility of the manufacturing platform, large scale plants that distribute overhead costs broadly, and continuous improvement are sources of competitive cost advantage.

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its oxygen-scavenging technology, as well as patents related to its line of heat-set bottles. The earliest of the oxygen-scavenging patents will expire in approximately one year.

The Company’s Oxbar technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s oxygen-scavenging technology patents but not each other’s know-how. Chevron Phillips Chemical Company LP holds a royalty-based, exclusive, worldwide license to the Oxbar patents, but not for rigid polyester packages such as PET containers. Constar has granted royalty-bearing licenses to some of its competitors for certain applications of the Oxbar patents. In addition, the Company is offering direct sales of Monoxbar™ materials.

The Company relies on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain its competitive position. The Company attempts to protect its proprietary know-how and its other trade secrets by executing, when appropriate, confidentiality agreements with its customers and employees. The Company cannot assure that its competitors will not discover comparable or the same knowledge and techniques through independent development or other means.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company plans to commence remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has an accrual of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

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

Employees

As of December 31, 2006, the Company employed 1,839 employees, with 1,592 in the United States and 247 in Europe. None of its U.S. employees are unionized. There are union workers at its Sherburn, United Kingdom plant and its Zevenaar, Netherlands plant. The Company believes that its employee relations are good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

A customer of the Company’s Dutch operation did not extend its contract which accounted for approximately 4% of the Company’s consolidated net sales for 2006. The Company is currently evaluating the impact the loss of volume from this customer will have on its operations and the actions that it will take in response, which may include a range of restructuring options designed to reduce the financial impact of the loss in volume.

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

For the fiscal years ended December 31, 2006, 2005, and 2004 we incurred net losses of $12.0 million, $60.0 million, and $6.8 million, respectively. Continuing net operating losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to operating losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

If we do not generate sufficient cash flow, we will not be able to service our debt and provide for ongoing operations.

If we are unable to generate sufficient cash from operating activities to service our debt and fund our operations, or if we are unable to refinance our debt, we may have to defer capital expenditures or sell assets to generate cash, which could weaken our competitive position. As of December 31, 2006, we had $395.0 million in principal amount of debt outstanding consisting of our secured notes and our senior subordinated notes. As of December 31, 2006, there were zero borrowings under our credit facility, $4.5 million outstanding under letters of credit, $19.4 million of cash on our balance sheet, and we were able to borrow $39.9 million under our credit facility. The Company will need to generate enough cash to service our debt and to fund our operations. Although interest rates and the amount outstanding under our credit facility and the secured notes may vary, based on interest rates and debt levels as of December 31, 2006, servicing our outstanding indebtedness would require annual payments of $37.9 million of interest (excluding $1.9 million of annual amortization of deferred financing costs and debt discount). Our ability to generate cash depends to some extent on general economic, competitive, legislative and other factors beyond our control. Borrowings under our credit facility may alleviate our short-term cash needs, but any borrowings under such facility will further increase our debt. In addition, we may need to refinance all or a portion of our debt and we may be unable to do so on commercially reasonable terms or at all. Moreover, it may be more difficult for us to refinance our credit facility or other debt because we have granted liens on substantially all of our assets to secure our credit facility and our secured notes.

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

We currently plan to finance ordinary business operations through borrowings under our credit facility, which are subject to conditions and borrowing base limitations.

We currently plan to finance ordinary business operations through borrowings under our credit facility. Our ability to borrow funds under our credit facility is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivables and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. As of December 31, 2006, there were zero borrowings under our credit facility, $4.5 million outstanding under letters of credit, $19.4 million of cash on our balance sheet, and we were able to borrow $39.9 million under our credit facility. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access our credit facility, we may become illiquid and we may be unable to finance our ordinary business activities.

Our interest expense may increase since indebtedness under the secured notes and our credit facility is subject to floating interest rates.

The secured notes and our borrowings under our credit facility are subject to floating interest rates and the amount outstanding under the credit facility will change from time to time. Based on interest rates and debt levels at December 31, 2006, our annualized cash interest costs for fiscal 2007 would be approximately $37.9 million. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. As of December 31, 2006, we had $220.0 million in borrowings under the secured notes and our credit facility. A 1% increase in market interest rates on our floating rate borrowings outstanding as of December 31, 2006 after giving effect to the swap described below would result in an annual increase in our interest expense and a decrease in our income before taxes of approximately $1.2 million.

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

Our credit facility and the indentures governing the secured notes and our senior subordinated notes contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants will limit our flexibility in operating our business. Failure to comply with these covenants could give rise to an event of default under our credit facility and the indentures governing the secured notes and our senior subordinated notes. These covenants restrict, among other things, our ability to:

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

If we default on these or any of the other covenants in our credit facility and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under our credit facility, the secured notes and our senior subordinated notes to be due and payable immediately and the lenders under our credit facility or the trustee under the indenture governing the secured notes could proceed against any collateral securing that indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms.

Our credit facility is secured by our domestic and United Kingdom accounts receivable, inventory, investment property, instruments, chattel paper, documents, deposit accounts and other intangibles, as well as a pledge of all of the outstanding capital stock of our domestic and United Kingdom subsidiaries and 65% of the voting stock of our other foreign subsidiaries, other than our Turkish joint venture. As of December 31, 2006 and 2005, the book value of such assets was approximately $133.7 million and $160.5 million, respectively.

Conventional PET containers account for over 76% of our sales and generally carry low profit margins.

For the years ended December 31, 2006 and 2005, approximately 76% and 77%, respectively, of our sales related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products generally carry low profit margins. Profitability is driven principally by volume and maintaining efficient manufacturing operations.

The market for conventional products may decline.

In recent years, the largest growth within conventional products has come from bottled water. We believe that our profitability from water bottle sales will decline as economic factors force some water bottlers into self-manufacturing of PET bottles and some smaller water bottlers out of business. The trend towards self-manufacturing of water bottles has been recently increasing. We believe that customers may also move towards self-manufacturing of certain carbonated soft drink packages where economics can be justified. In addition, based upon current market conditions, the carbonated soft drink market may decline in the near term.

Pricing and volumes in our markets are sensitive to production capacity utilization.

Our business is sensitive to industry capacity utilization. The trend towards self-manufacturing of water bottles may result in increased industry capacity, which could increase price competition and affect our profitability.

If the market for custom PET packaging does not grow as large or as quickly as we anticipate, our growth and profitability may be lower than we currently expect.

To the extent that the custom PET market does not grow as large or as quickly as we anticipate, our growth and profitability may be lower than we currently expect. We believe that one of the keys to our future success will be our ability to sell more custom PET products. Partly because of the more complex technologies required for certain custom PET applications, profitability is generally higher for custom PET products than for conventional PET products. We believe a number of products will convert from glass, metal and other packaging to custom PET packaging. A slow rate of conversion would limit our growth opportunities.

A significant portion of our sales is concentrated with a small number of customers.

In 2006, our ten largest customers accounted for approximately 72% of our sales. PepsiCo alone accounted for 33% of our sales. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decrease in cash flows may cause the carrying value of our assets to become unrecoverable and could cause a write-down of assets due to impairment.

Our net sales and profitability may decline if we lose PepsiCo as a customer or if PepsiCo reduces the number of containers that it purchases from us.

PepsiCo may in its discretion terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of PepsiCo as a customer would cause our net sales and profitability to decline significantly. Our main supply agreement with PepsiCo expires on December 31, 2008. Our sales to PepsiCo accounted for approximately 33% and 32%, respectively, of our revenue for the years ended December 31, 2006 and 2005. In addition, notwithstanding PepsiCo’s commitment to purchase containers from us in certain geographic regions, PepsiCo may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards.

The loss of our intellectual property rights, for which we enjoy limited protection, would negatively impact our ability to compete in the PET industry.

If we are unable to maintain the proprietary nature of our technologies, we may lose the ability to generate royalties in the future by licensing our patented technologies and our competitors may use our technologies to compete with us. We have a number of patents covering various aspects of the design and construction of our products, including our Oxbar technology. Our United States and European Oxbar patents begin to expire in 2008.

Our patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products, design around our patents or infringe upon our patents. The costs of litigation to defend our patents could be substantial and may outweigh the benefits of enforcing our rights under our patents. We market our products internationally, and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of our domestic patents have been registered in other countries. We also rely on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of this information. In addition, we have from time to time received letters from third parties suggesting that we may be infringing on their intellectual property rights, and third parties may bring infringement suits against us. If the claims of these third parties are successful, we may be required to seek licenses from these third parties or refrain from using the claimed technology. In addition, other parties use oxygen barrier technologies, and to the extent we determine that any such technologies infringe upon our patents, we may have to bring infringement suits to enforce our patent rights. In any such infringement suit, a defendant would likely seek to invalidate the patents at issue.

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

We believe that our success will depend on the continued employment of our senior management and key technical personnel. If one or more of these persons are unable or unwilling to continue in their present positions, and if we are unable to attract and retain other comparable personnel, our business and operations could be disrupted. Several members of our senior management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because our business is highly specialized, we believe that it would also be difficult to replace our key technical personnel. In addition, we do not currently maintain key man insurance for any of our senior managers or technical personnel.

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

In addition to competition with other independent suppliers of PET packaging, some of our potential customers produce their own PET containers. Coca-Cola, one of the largest end-users of conventional PET containers in the United States, self-manufactures its own PET preforms and blows its own bottles. Some of our customers have developed in-house preform production and bottle blowing capacity, and we believe that such in-house capabilities will continue to be developed in the future. This may reduce our sales and our profitability. In addition, if self-manufacturing results in merchant suppliers having significant excess capacity, price competition may increase.

If we do not have adequate funds to meet our capital needs, our business may be impaired and our profitability reduced.

If we do not have adequate funds to make our capital expenditures or if the expected benefits of capital expenditures are not achieved, our business may be impaired and our profitability reduced. Our business is capital intensive, and our equipment is currently operating at near full capacity. We expect to have substantial capital needs in the future. If we do not have funds available to satisfy our capital expenditure requirements, we may not be able to pursue our strategy for profitable growth. We cannot be certain that our capital needs will not be larger than expected. We also cannot be certain that the expected benefits of any capital expenditures will be achieved.

We require large quantities of resin to manufacture our products so that increases in the price of resin may negatively impact our financial results and may deter the growth of the PET market.

We use large quantities of plastic resin in manufacturing our products and increases in the price of resin may increase our cost of products sold, reduce our profitability and reduce our prospects for growth. Resin is the principal raw material used in the manufacture of our products. Resin is subject to substantial price fluctuations. Resin is a petrochemical product and resin prices may fluctuate with prices in the worldwide oil and gas markets. Political or economic events in oil or gas producing countries, such as those in the Middle East, may impact the price of resin. We are subject to the risk of fluctuations in the price of resin. Although substantially all of our business is under contracts that permit us to pass changes in the price of resin through to our customers, market conditions may not permit us to fully pass through any future resin price increases or may force us to grant other concessions to customers. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, may increase our cost of products sold and reduce our profitability. A sustained increase in the price of resin may slow the rate of conversion of alternative packaging materials, such as glass and metal, to PET, or may make these alternative packaging materials more attractive than PET. A sustained increase in the price of resin may also result in an increased price to consumers, which may affect consumer preference for PET packaging. If these factors reduce the demand for PET packaging, it may significantly reduce our prospects for growth.

Customers may supply us with an increasing amount of resin, which may reduce our ability to negotiate favorable resin purchase contracts.

PepsiCo currently supplies us with a portion of our resin requirements for manufacturing PepsiCo containers. PepsiCo has the right to supply us with up to all of its resin requirements, which may reduce our profitability. Other customers have recently sought similar rights to direct our resin purchasing. Because we are a large purchaser of resin, we enjoy significant leverage in negotiating resin purchase agreements. To the extent that PepsiCo or other customers exercise their right to supply us with an increasing amount of resin, the amount of resin that we purchase will decline and we may lose some of our leverage in negotiating resin purchase agreements. If we have to pay higher prices for resin, our costs will increase and we may not be able to offer our customers pricing terms as favorable as those we offer now or as favorable as those offered by our competitors. In addition, the Company’s borrowing base would be reduced if the Company holds less resin in inventory, which would limit the Company’s ability to borrow the full amount of the Company’s credit facility.

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

In both the US and Europe, our purchasing portfolio for resin often includes a component of imported resin from Asia or other foreign markets. Greater shipping distances, government actions, tariffs, local market conditions in the exporting region, and other issues may make affect supplier reliability and cause greater risk of supply disruption for such imported resin.

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

In their various filings with the Securities and Exchange Commission, Eagle Rock Capital Management, L.L.C., Wells Fargo & Company, Crown Cork & Seal Company, Inc., David J. Greene and Company, LLC, Troob Capital Management, and/or their respective affiliates, have publicly reported the ownership of approximately two-thirds of our common stock in the aggregate. These entities, acting alone or in concert, may be able to influence the outcome of corporate actions requiring stockholder approval. As a result, these entities are in a position to influence most of our significant corporate actions.

We are subject to foreign currency risk and other instabilities from our international operations.

For the years ended December 31, 2006 and 2005, we derived approximately 19% of our revenue from sales in foreign currencies. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the British pound and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars. In addition, we may face restrictions on our ability to repatriate funds from our international operations.

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

Currently, we are involved in a small number of compliance and remediation efforts primarily concerning wastewater discharge and possible soil and groundwater contamination, including investigations and certain other activities at our Netherlands facility. Based on information presently available, we do not believe that the cost of these efforts will be material. However, environmental and health and safety matters cannot be predicted with certainty, and actual costs may increase materially.

We face product liability risks and the risk of negative publicity if our products fail or if our customers and suppliers are affected by product liability risks or negative publicity.

Our business is exposed to product liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for product liability claims, the amount and scope of our insurance may not be adequate to cover a product liability claim that is successfully asserted against us. Our product liability insurance does not cover product recall costs. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms or at all.

In addition, we are exposed to the product liability risk and negative publicity affecting our customers and suppliers. Because many of our customers are food, beverage and other consumer products companies, with their own product liability risks, our sales may decline if any of our customers are sued on a products liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers’ products that use our containers.

Our operations and profitability could suffer if we experience labor relations problems or if we do not reach new union agreements on satisfactory terms.

A prolonged work stoppage or strike could prevent us from operating our manufacturing facilities. The contract with our union employees in our Netherlands facility expires on September 30, 2007. The contract with our union employees in our Sherburn, England facility expired on December 31, 2006 and a new contract is being negotiated. We believe that our employee relations are good and that we will be able to reach a new agreement on satisfactory terms. However, we may not be able to reach a new agreement without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us.

We have a significant amount of goodwill and may be required to write down goodwill in certain circumstances, which would result in lower reported net income (or higher net losses) and a reduction of our net worth.

We have a significant amount of goodwill and a write-down of our goodwill would reduce our net worth and would reduce our net income or increase our net loss. At December 31, 2006 we had $148.8 million of goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate goodwill to determine whether it is impaired under the guidelines of the standard. Accordingly, we test the value of our goodwill for impairment at least annually and, under certain circumstances, we may be required to recognize an impairment charge.

Certain circumstances may indicate the need for an immediate impairment review, such as if our book value was in excess of our market capitalization.

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

We are subject to lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. For example, we and certain of our present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit alleging that the registration statement and prospectus for our initial public offering of our common stock on November 14, 2002 contained material misrepresentations and/or omissions. We believe that this lawsuit is without merit. See “Our Business—Legal Proceedings” for a fuller description of this case. However, litigation can be costly and time-consuming and the outcomes of lawsuits cannot be predicted. A significant judgment in this or any other lawsuits could materially and adversely impact our results of operations and financial position.

We have underfunded pension plans and an unfunded post-retirement medical/life insurance plan, which could affect our cash flow and financial condition.

We maintain funded pension plans in the U.S., the U.K. and Holland and an unfunded retiree medical/life insurance plan in the U.S. In 2006, we contributed approximately $7.2 million in the aggregate to the pension and retiree medical/life insurance plans, and we expect to contribute approximately $5.1 million in the aggregate to these plans for 2007. As of December 31, 2006, our U.S. pension plan was under funded by approximately $12.3 million and our unfunded retiree medical and life insurance benefit obligation was approximately $4.4 million.

The U.S. pension plan’s assets consist primarily of common stocks and fixed income securities. If the performance of these investments does not meet our assumptions, the underfunding of the U.S. pension plan may increase and we may have to contribute additional funds to the U.S. pension plan. In addition, the recently enacted Pension Protection Act of 2006 could require us to accelerate the timing or our contributions to the U.S. pension plan and also increase the premiums that we pay to the Pension Benefit Guaranty Corporation (the “PBGC”). The actual impact of the Pension Protection Act on our U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An increase in U.S. pension plan contributions and expenses could decrease our available cash to pay outstanding obligations and our net income. While the U.S. pension plan continues in effect, we will continue to incur additional pension obligations. Our U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC has the authority to terminate an under funded plan under certain circumstances. In the event that our U.S. pension plan is terminated for any reason while the plan is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the under funding.

In 2006, we contributed approximately $1.2 million in the aggregate to the U.K. and Holland pension plans, and we expect to contribute approximately $1.3 million in the aggregate to these plans for 2007. As of December 31, 2006, these plans were under funded by approximately $2.9 million.

Risks Related to Our Relationship with Crown Holdings, Inc.

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

Under certain circumstances we may be liable for Crown’s pension obligations. The Crown pension plans are subject to ERISA, and if all Crown pension plans terminated as of December 31, 2003, they would have been under funded on a termination basis by approximately $760 million. Under ERISA, the PBGC has the authority to terminate an under funded plan under certain circumstances. If the Crown pension plans are terminated within five years of the November 20, 2002 closing of Crown’s public sales of our equity, the PBGC may bring a claim under ERISA to hold us liable for the Crown plans’ under funding if it is determined that a principal purpose of such sales was to evade pension liability. We do not believe that is the case. Because Crown used its proceeds from such sales to pay a portion of its debt, we believe it is unlikely that we would be liable for any such claim, but we may not prevail. The actual amount for which we may become liable in the future depends on the future funding status of Crown’s pension plans. In any case, if any of these claims are brought against us in the future, they may be costly to defend and they may reduce our liquidity.

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

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company maintains facilities in the United States and Europe. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
North America
Philadelphia, Pennsylvania	Headquarters	23,188	Leased
Alsip, Illinois	Research and Development	33,300	Leased
Atlanta, Georgia	Warehouse	202,607	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Atlanta, Georgia	Administrative	38,438	Owned
Belcamp, Maryland	Warehouse	140,000	Leased
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina	Plant and Warehouse	142,500	Owned
Cheraw, South Carolina	Plant and Warehouse	134,236	Leased
Collierville, Tennessee	Plant	200,001	Owned
Collierville, Tennessee	Warehouse	98,489	Leased
Dallas, Texas	Plant	198,099	Leased
Dallas, Texas	Plant and Warehouse	636,480	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland	Plant and Warehouse	175,200	Owned
Building 8, Houston, Texas	Plant and Warehouse	191,537	Leased
Jackson, Mississippi	Plant and Warehouse	127,043	Owned
Jackson, Mississippi	Railtrack	800 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Hebron, Ohio	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	360,000	Leased
Orlando, Florida	Plant and Warehouse	180,332	Leased
Salt Lake City, Utah	Warehouse	80,713	Leased
West Chicago, Illinois	Warehouse	100,737	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Zevenaar, Netherlands	Plant	22,188	Owned
Sherburn, England	Plant	22,748	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.

All owned U.S. and U.K. real property is subject to a lien under the Company’s senior secured notes.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. On May 24, 2006, the Court issued an order overruling the Company’s objections to the Special Master’s earlier ruling denying the Company’s motion for judgment on the pleadings. The case is now proceeding with class certification and discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Certain judgments against the Company would constitute an event of default under the Company’s credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company plans to commence remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the National Market segment of The NASDAQ Stock Market (“NASDAQ National Market”) under the symbol “CNST.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the Company’s Common Stock, as quoted on The NASDAQ National Market.

2006	High	Low
Quarter ended December 31, 2006	$7.39	$5.51
Quarter ended September 30, 2006	$6.00	$3.20
Quarter ended June 30, 2006	$4.14	$2.09
Quarter ended March 31, 2006	$3.97	$2.99

2005
Quarter ended December 31, 2005	$3.74	$1.69
Quarter ended September 30, 2005	$4.29	$1.50
Quarter ended June 30, 2005	$5.87	$3.00
Quarter ended March 31, 2005	$7.76	$5.16

At March 21, 2007, there were no shares of preferred stock outstanding.

As of March 21, 2007 there were approximately 52 holders of record of the Company’s Common Stock. The Company did not declare dividends on its Common Stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2006 the closing price of the Company’s Common Stock was $7.00.

* $100 invested on 11/15/02 in stock or on 10/31/02 in index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with the Company’s Consolidated Financial Statements, including the notes thereto. The Consolidated Statement of Operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the Consolidated Balance Sheet data at December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from the Company’s Consolidated Financial Statements that have been audited.

After the completion of the Company’s initial public offering, Crown transferred to Constar, and Constar transferred to Crown, their respective interests in certain affiliates. With the exception of dividends paid by the Company’s subsidiaries, the consolidated financial data below gives retroactive effect to these transfers for all periods presented.

(in millions, except per share data)	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operation Data:
Net sales	$927.0	928.0	$801.1	$707.3	$673.1
Cost of products sold, excluding depreciation	828.0	847.8	706.1	626.4	562.3
Depreciation	33.4	38.9	49.6	53.8	54.5

Gross profit	65.6	41.3	45.4	27.1	56.3

Selling and administrative expenses	30.7	25.9	28.6	27.4	14.7
Research and technology expenses	6.2	6.6	5.7	5.2	11.8
Write-off of deferred financing costs	—	10.0	—	—	—
Asset impairment charges (1)(3)	0.9	22.2	—	183.0	—
Provision for restructuring	0.9	0.2	1.1	11.6	—

Total operating expenses	38.7	64.9	35.4	227.2	26.5

Operating income (loss)	26.9	(23.6)	10.0	(200.1)	29.8
Interest expense	(41.0)	(38.6)	(39.6)	(35.0)	(7.4)
Other income (expense), net (2)	2.8	(1.1)	25.9	1.0	0.5

Income (loss) from continuing operations before income taxes	(11.3)	(63.3)	(3.7)	(234.1)	22.9
(Provision for) benefit from income taxes	0.1	4.1	(3.1)	12.3	(8.8)
Cumulative effect of a change in accounting for goodwill (1)	—	—	—	—	(50.1)

Loss from continuing operations	(11.2)	(59.2)	(6.8)	(221.8)	(36.0)
Income (loss) from discontinued operations, net of taxes	(0.8)	(0.8)	—	1.3	0.6

Net loss	$(12.0)	$(60.0)	$(6.8)	$(220.5)	$(35.4)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.92)	$(4.88)	$(0.56)	$(18.49)	$(3.00)
Discontinued operations	(0.07)	(0.06)	(0.01)	0.11	0.05

Net loss per share	$(0.99)	$(4.94)	$(0.57)	$(18.38)	$(2.95)

Weighted-average common shares outstanding:
Basic and diluted	12,224	12,145	12,028	12,000	12,000

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Working capital	$66.1	$54.3	$65.1	$44.2	$69.8
Goodwill (1)	148.8	148.8	148.8	148.8	331.8
Total assets	504.0	534.7	580.3	578.3	754.6
Long-term obligations	393.5	393.2	368.6	397.0	378.1
Stockholders’ equity (deficit) (4)	(44.8)	(41.9)	24.0	32.8	246.1

Other Data:
Cash flows provided by (used in):
Operating activities	44.3	26.6	23.5	25.0	62.5
Investing activities	(22.6)	(30.6)	(21.9)	(50.9)	(29.2)
Financing activities	(12.3)	4.8	(9.3)	20.5	(16.9)

(1)	Effective January 1, 2002, Constar adopted the provisions of SFAS 142, which requires companies to cease amortizing goodwill and to review for impairment goodwill and intangible assets deemed to have an indefinite useful life. During the second quarter of 2002, Constar completed its impairment review and recognized an impairment charge as a cumulative effect of a change in accounting principle. During the second quarter of 2003, the Company recorded an impairment charge of $183.0 million due to the trading price of the Company’s common stock, operating results that reflect lower volumes of domestic conventional product sales, increased handling and shuttling costs and other factors.
(2)	During 2004, the Company recognized income of $25.1 million as a result of settling a patent infringement action.
(3)	During 2005, the Company recorded an asset impairment charge of $22.2 million in its United Kingdom and Netherlands operations.
(4)	As of December 31, 2006, the Company recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment of $4.4 million to accumulated other comprehensive loss in stockholders’ deficit in accordance with the adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. Approximately 81% of the Company’s revenues in 2006 were generated in the United States, with the remainder attributable to its European operations. During 2006, one customer accounted for approximately 33% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 72% of the Company’s consolidated revenues. Approximately 76% of the Company’s sales in 2006 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During 2006, conventional unit volume declined 4.5% due to the continued movement of water bottlers to self-manufacturing, consumers shifting their preferences from carbonated soft drinks to energy drinks and teas, and one-time business in 2005 that did not repeat in 2006.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles, although the Company believes that they will continue to purchase preforms from merchant suppliers. The Company believes that this shift will continue due to economic and competitive factors at the retail level, and that water bottlers that cannot compete at the retail level will either be consolidated or go out of business. As a result, profitability from bottled water bottle sales is expected to decline in the future. The Company believes that customers may also move toward self-manufacturing of certain carbonated soft drink packages where cost effective.

The Company is also a producer of higher profit custom products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. Approximately 20% of the Company’s sales in 2006 related to custom PET containers. Custom unit volume grew approximately 22% in 2006. The Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar™, Monoxbar™, and DiamondClear™) are the best performing oxygen barrier technologies in the market today and will drive continued growth for the Company within the custom segment of the market. However, the technology required to produce certain types of custom products is commonly available. The Company believes that there are significant growth opportunities for the conversion of glass and aluminum containers for small sized carbonated soft drinks, bottled teas, beer, energy drinks, flavored alcohol beverages and various food applications.

Under its strategic value initiative plan, the Company has presented to conventional customers whose contracts are up for renewal a new contract structure with integrated terms and conditions, service level options, and pricing components that give the customer the flexibility to choose from a set of service options that are priced as additions to a negotiated base product price. In addition to the revenue gain from higher prices under the new contracts, the Company believes the new structure has enabled it to reduce costs by limiting services it must provide when a customer chooses a lower price that does not entitle the customer to such services.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has agreed to price concessions. These concessions have been partially offset by provisions obtained in contracts for business that renewed since the Company implemented its strategic value initiative plan in the fourth quarter of 2005. The net negative impact of contractual pricing was approximately $3.8 million in 2006, of which approximately $3.4 million occurred in the second half of 2006. By the end of 2008, the net negative impact of contractual price concessions is expected to be approximately $8.0 million compared to 2006, with price concessions of approximately $14.0 million to $16.0 million occurring in 2007.

The volume-weighted average life of the Company’s contracts, excluding PepsiCo, is approximately 3.4 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, is scheduled to expire on December 31, 2008.

The Company believes that it will continue to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. Another source of pricing pressure may come as a result of water customers moving towards self-manufacturing of bottles which may result in increasing industry capacity. Another source of pricing pressure is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

The Company’s consolidated gross profit, excluding depreciation expense, increased $18.7 million, or 23.3%, in 2006 as compared to 2005. Gross margin, excluding depreciation expense, was 10.7% in 2006 as compared to 8.7% in 2005. This gross margin improvement was a result of improved customer and product mix, lower costs, improved manufacturing efficiencies and the impact of the Company’s strategic value initiative plan.

The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price of PET resin is subject to frequent fluctuations as a result of raw material costs, overseas markets, PET production capacity and seasonal demand. Constar is one of the largest purchasers of PET resin in North America, which it believes provides it with negotiating leverage. However, higher resin prices may impact the demand for PET packaging where customers have a choice between PET and other forms of packaging. However, recent price increases for glass and aluminum may soften the demand for the use of those products.

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

The Company is highly leveraged. As of December 31, 2006, the Company’s debt structure consisted of a $70.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of December 31, 2006, the Company had zero borrowings under its credit facility and $4.5 million outstanding under letters of credit. Interest expense for 2006 was $41.1 million.

The supply agreement of the Company’s Turkish joint venture expired during the second quarter of 2006 and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The joint venture’s manufacturing assets were sold in December 2006. The Company is currently seeking buyers for the land and buildings of the joint venture. In addition, the Company has decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. See Note 3 in Notes to Consolidated Financial Statements for further discussion of the divestitures. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2006, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s common stock. During 2006, Frank J. Mechura, an executive officer of Crown, and William G. Little, a director of Crown, served on Constar’s Board of Directors.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2006, 2005 and 2004, the Company paid Crown $1.5 million annually under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2007 and the current Alsip lease agreement expired on December 31, 2006. The Alsip lease is currently being renegotiated. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement expired on December 31, 2005, and a new contract is being negotiated. The Company recorded an expense of $2.8 million, $4.0 million and $4.2 million during the years ended December 31, 2006, 2005 and 2004, respectively, related to the transition services agreement and had a $0.2 million payable to Crown at December 31, 2005.

In 2002, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. The Company purchased approximately $15.4 million and $15.9 million of PET preforms and containers from Crown during the years ended December 31, 2005 and 2004, respectively. In November 2005, Crown USA sold its Salt Lake City facility to a third party.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar, Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $3.6 million, $2.7 million and $3.8 million of rings, bands and closures to Crown during the years ended December 31, 2006, 2005 and 2004, respectively. The Company had a net receivable from Crown of approximately $0.8 million and $0.4 million related to the Newark Agreement at December 31, 2006 and 2005, respectively.

In 2002, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplied Crown Italy with resin and Crown Italy supplied Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products were manufactured using equipment that Constar Italy leased to Crown Italy and maintained at Crown Italy’s facility. Crown Italy was sold by Crown to an unrelated third party in October 2005. The operations of Constar Italy were discontinued in 2006. Net of resin sales, the Company purchased approximately $2.2 million and $3.2 million of PET preforms from Crown Italy during the years ended December 31, 2005 and 2004, respectively. There were no amounts due from Crown Italy at December 31, 2006. The Company had approximately a $0.4 million net payable due from Crown Italy at December 31, 2005.

In 2002, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blew preforms into bottles and sold the bottles to Constar Italy. Constar Italy sold preforms to Crown Faba. Crown Faba was sold by Crown in October 2005. The operations of Constar Italy were discontinued in 2006. The Company purchased approximately $0.5 million and $2.4 million of bottles from Crown during the years ended December 31, 2005 and 2004, respectively. The Company sold approximately $0.6 million and $0.9 million of preforms to Crown during the years ended December 31, 2005 and 2004, respectively. The Company had no outstanding balance with Crown at December 31, 2006 and 2005 related to the Faba Agreement.

In 2002, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures technologies. This royalty bearing license was sold by Crown to an unrelated third party in October 2005. For the years ended December 31, 2005 and 2004, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £0.3 million in royalties under this license and had a net payable to Crown of approximately £0.2 million related to this license agreement at December 31, 2005.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which we agreed to pay a portion of any royalties earned on licenses of our Oxbar technology. The Company had a net payable to Crown of approximately $1.6 million related to this license at December 31, 2006 and 2005.

In 2002, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown, and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2006, the Company had an under-funded benefit obligation of approximately $15.2 million under such plans.

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

Significant Items Affecting the Results of Operations

Restructuring and Asset Impairments

As part of the Company’s strategy to continually strive to be the industry’s best cost producer and in response to the decision of a customer in Europe not to renew a contract related to the Company’s Holland facility, the Company is exploring certain restructuring activities that may result in a one-time charge, allocated between the U.S. and Europe, of approximately $2.8 million to $4.5 million in 2007.

During 2005, the Company’s operations located in the United Kingdom and Holland reported financial results that were below expectations. Accordingly, the Company performed an impairment test based on the undiscounted cash flows from the asset base as compared to the carrying value of those assets. Based on these reduced earnings expectations, the undiscounted cash flows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then calculated the fair value of the assets of both operations based on discounted projected net cash flows and recorded a fixed asset impairment loss of $22.2 million for these operations to write the asset carrying values down to fair value. See Note 7 of the accompanying Notes to Consolidated Financial Statements for additional discussion.

In September 2003, the Company announced its plan to implement a cost reduction initiative under which it closed two facilities in the North American region. Under this plan, approximately 130 positions were eliminated at the affected facilities and certain production assets at these locations were relocated to other manufacturing facilities. As a result of this initiative, the Company recognized restructuring provisions of $4.9 million and non-cash asset impairment charges of $6.7 million during 2003. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charge to account for the change in expected lease costs relating to the Birmingham facility, which now excludes sublease income. During 2005, the Company recognized approximately $0.2 million for period costs associated with the two closed facilities. During 2006, the Company recognized $0.1 million to complete the cost reduction plan. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional discussion.

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

In 2006, approximately 19% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

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

Depreciation

Property, plant and equipment are depreciated on a straight-line basis for financial reporting purposes over the estimated useful lives of the assets, ranging from 3 to 40 years. Typical depreciation periods are 5 years for molds, 10 years for machinery and equipment and 25 to 40 years for buildings. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

Gross Profit

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

Important determinants of profitability are pricing, volume, product mix, and manufacturing costs. Volume is significant because the capital intensity of PET bottle manufacturing and the highly automated manufacturing process make fixed overhead costs a high percentage of cost of products sold excluding raw materials. Constar’s various products have widely different proportions of variable costs in relation to fixed cost because of their different sizes and weights and because of the different technologies and machine types used to manufacture them. This results in significant differences in the volume effect on profitability for different products. Generally, larger, heavier, and more technologically specialized bottles have higher overhead absorption rates, and therefore have proportionately greater effect on gross profit when volumes vary from period to period. Although price pass-through mechanisms can generally protect profits from short term changes in the market price for resin, it is largely the competitive conditions in the market for the Company’s products that ultimately determine the selling prices for its products.

Also important to the Company’s profitability is its ability to operate its plants and distribution system efficiently. The Company operates most of its equipment seven days per week and twenty-four hours per day, with a formal program for scheduled weekly, monthly, and annual preventative maintenance activities. Constar’s ability to operate equipment at high output levels and with low unscheduled downtime affects its profitability directly as a result of labor efficiency. In addition, the Company may incur additional freight charges to meet commitments to its customers if product must be shipped from more distant plants due to unscheduled downtime. The Company ships mostly full truckload quantities to its customers using commercial carriers.

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

Provision for Income Taxes

The effective tax rate on income or loss was a 1.1% benefit in 2006 compared to a 6.5% benefit in 2005. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 13 to the accompanying Notes to the Consolidated Financial Statements.

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

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated statement of operations and considered the fact that the adjustments had no cash flow impact and no significant impact on the consolidated balance sheet, including net shareholder’s equity.

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

On an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units, the estimation of future cash flows, and the calculation of estimated fair value. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

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

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2006, the Company used an expected rate of return on plan assets of 8.5% in the U.S. which was unchanged from 2005. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2006 U.S. pension expense by approximately $0.6 million.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. The Company adopted SFAS 158 as of December 31, 2006. As a result of adopting SFAS 158, the Company recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment of $4.4 million to accumulated other comprehensive loss in stockholders’ deficit. See Note 13 to the consolidated financial statements for additional information regarding the effects of adoption.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation”, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, determined under the provisions of SFAS 123R. The Company will recognize compensation expense for awards granted after January 1, 2006 on a straight-line basis over the requisite service period. The adoption of SFAS 123R did not have a material effect on the consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

Results of Operations

2006 Compared to 2005

Net Sales (dollars in millions)

	December 31,				Increase (Decrease)	% Increase (Decrease)
	2006		2005
United States	$750.2	80.9%	$748.7	80.7%	$1.5	0.2%
Europe	176.8	19.1%	179.3	19.3%	(2.5)	(1.4)%

Total	$927.0	100.0%	$928.0	100.0%	$(1.0)	(0.1)%

The increase in U.S. net sales in 2006 was primarily driven by the pass-through of higher resin costs to customers, an increase in custom unit volume, and the impact of the Company’s strategic value initiative plan. Total U.S. unit volume decreased 0.4 percent in 2006 over 2005. This decrease reflects custom unit volume growth of 21.9 percent, which was offset by a 4.8 percent decrease in conventional unit volume.

The decrease in European net sales in 2006 was primarily due to a 3.9 percent decrease in conventional unit volume, partially offset by a strengthening of the British Pound and Euro against the U.S. Dollar.

Gross Profit

(dollars in millions)	December 31,		Increase (Decrease)
	2006	2005
United States	$62.3	$42.5	$19.8
Europe	3.3	(1.1)	4.4

Total	$65.6	$41.4	$24.2

Percent of net sales	7.0%	4.5%

The increase in gross profit in 2006 compared to 2005 reflects lower costs, the impact of the Company’s strategic value initiative plan, lower depreciation expense, customer and product mix, purchasing cost reductions, and improved operating efficiencies in U.S. manufacturing operations.

Selling and Administrative Expenses

Selling and administrative expenses increased by $4.8 million, or 18.5 percent, to $30.7 million in 2006 from $25.9 million in 2005. This increase primarily reflects a $2.3 million increase in compensation expense, a $1.2 million increase for audit and Sarbanes-Oxley related expenses, increased other expenses of $1.0 million, increased stock compensation of $0.6 million and $0.2 million in higher legal fees, offset by a $1.2 million reduction in bad debt expense and a decrease of $0.6 million in gain/loss on the sale of assets.

Research and Technology Expenses

Research and technology expenses were $6.2 million in 2006 and $6.6 million in 2005. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

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

Asset Impairment Charge

During 2006, the Company recorded a non-cash asset impairment charge of $0.9 million to write down the carrying value of an asset to fair value.

During 2005, the Company recorded a non-cash asset impairment charge of $22.2 million to write down the carrying value of assets used in its European operations to fair value.

Provision for Restructuring

During 2006, the Company recorded restructuring charges of $0.9 million of which $0.4 million related to severance charges in our U.S. operations, $0.2 million related to lease termination costs under the 2003 restructuring initiative, and $0.4 million related to severance and benefit charges in the Company’s UK operations.

During 2005, the Company recorded restructuring charges of $0.2 million related to the 2003 restructuring initiative under which the Company closed two facilities operating in Birmingham, Alabama and Reserve, Louisiana.

Operating Income (loss)

Operating income was $26.9 million in 2006 compared to an operating loss of $23.6 million in 2005. This increase in operating income primarily relates to the improved operating performance described above, and the absence in 2006 of $22.2 million in impairment charges, a $10.0 million write-off of deferred financing costs, and prepayment penalties associated with the 2005 refinancing.

Interest Expense

Interest expense increased $2.4 million to $41.0 million in 2006 from $38.6 million in 2005 as a result of a higher effective interest rate and higher average borrowings.

Other (Income) Expense, Net

In 2006 the Company reported other income of $2.8 million compared to other expense of $1.1 million in 2005. The income in 2006 primarily resulted from the positive impact of foreign currency transaction gains on the translation of intra-company balances, and royalty income of $1.1 million.

Benefit from Income Taxes

There was a benefit for income taxes related to continuing operations in 2006 of $0.1 million compared to a benefit of $4.1 million in 2005. Loss from continuing operations before taxes was $11.3 million in 2006 compared to $63.3 million in 2005. During 2006, the Company recorded a reduction to the valuation allowance of $1.5 million against deferred tax assets generated by the Company’s U.S. and foreign operations during 2006. During 2005, the Company recorded an additional valuation allowance of $21.8 million to reduce certain deferred tax assets in the United States.

Loss from Discontinued Operations, net of taxes

Loss from discontinued operations was $0.8 million in 2006 and 2005. The losses are related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006.

Net loss

Net loss in 2006 was $12.0 million, or $0.99 loss per basic and diluted share, compared to a net loss of $60.0 million, or $4.94 loss per basic and diluted share in 2005.

Results of Operations

2005 Compared to 2004

Net Sales (dollars in millions)

	December 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
United States	$748.7	$626.2	$122.5	19.6%
Europe	179.3	174.9	4.4	2.5%

Total	$928.0	$801.1	$126.9	15.8%

Net sales increased by $126.9 million, or 15.8 percent, to $928.0 million in 2005 from $801.1 million in 2004. The increase in consolidated net sales was primarily driven by the pass through of higher resin prices, increased shipments of conventional and custom products and favorable foreign currency translation partly offset by approximately $16.0 million of previously agreed to price concessions. The pass through of higher resin prices and favorable foreign currency translation combined for a total increase in consolidated net sales of approximately $106.4 million in 2005 compared to 2004.

In the U.S., net sales increased $122.5 million, or 19.6 percent, to $748.7 million in 2005 from $626.2 million in 2004. The increase in U.S. net sales in 2005 reflects the pass-through of higher resin prices to customers and increased sales of both conventional and custom units. Conventional unit volumes increased 4.3 percent while shipments of custom units increased by approximately 23.5 percent over the twelve months ended December 31, 2004 volumes. These increases were partly offset by previously agreed to price concessions that were given in exchange for additional volume and contract extensions.

In Europe, net sales increased $4.4 million, or 2.5 percent, to $179.3 million in 2005 from $174.9 million in 2004. The increase in European net sales in 2005 was due to the pass through of higher resin prices and the strengthening of the British Pound and Euro against the U.S. Dollar partially offset by a reduction in units sold of approximately 1.7 percent.

Net sales in the U.S. accounted for approximately 81 percent of net sales in 2005 compared to 78 percent of net sales in 2004.

Gross Profit

(dollars in millions)	December 31,		Increase (Decrease)
	2005	2004
United States	$42.5	$43.8	$(1.3)
Europe	(1.1)	1.6	(2.7)

Total	$41.4	$45.4	$(4.0)

Percent of net sales	4.5%	5.7%

The reduction of gross profit as a percentage of net sales to 4.5 percent in 2005 from 5.7 percent in 2004 was the result of price concessions implemented to extend key contracts and meet competitive pricing, higher resin costs, higher costs in our European operations related to manufacturing inefficiencies, higher shipping costs and higher utility costs which did not offset the benefit of an increase in unit sales, improved product mix, reduced spending in warehousing and product handling costs and cost savings from the Company’s 2003 restructuring initiative. Part of the negative resin impact in 2005 was the result of resin surcharges implemented by our resin suppliers related to the hurricane in the southern United States in September 2005 and the timing of this impact on our sales and cost of sales in the fourth quarter of 2005. In an attempt to ensure an ample supply of resin for its customers, the Company sourced resin from Asian suppliers at an established price. The hurricane activity affected ocean freight lanes, delaying the planned arrival of this resin. By the time of its arrival the cost of this resin was higher than the cost of resin that could be obtained in the U.S. The higher cost of this resin could not be effectively passed on to our customers.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased by $2.7 million, or 9.4 percent, to $25.9 million in 2005 from $28.6 million in 2004. The decrease primarily related to lower costs for Sarbanes-Oxley compliance efforts and the Company’s incentive compensation plan.

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

Interest Expense

Interest expense decreased $1.0 million to $38.6 million in 2005 from $39.6 million in 2004. This decrease primarily relates to a decrease in the Company’s effective interest rate due to the February 2005 refinancing partially offset by an increase in current interest rates as compared to the rates outstanding during the fiscal year 2004.

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

Other (Income) Expenses, Net

Other expense, net was $1.1 million in 2005 compared to other income, net of $25.9 million in 2004. During 2005, the Company paid $1.5 million to settle a lawsuit by employees of its Orlando, Florida facility. Foreign exchange adjustments were approximately $1.6 million expense in 2005 compared to $0.1 million expense in 2004. The change between 2005 and 2004 was primarily related to the changes in the foreign currency translation rates of intra-company balances.

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

(Provision) Benefit for Income Taxes

The benefit for income taxes was $4.1 million in 2005 compared to a provision of $3.1 million in 2004. Loss before taxes was $63.3 million in 2005 compared to $3.7 million in 2004. During 2005 and 2004, the Company recorded an additional valuation allowance of $21.8 million and $4.6 million to reduce certain deferred tax assets in the United States.

Net Loss

Net loss was $60.0 million in 2005 compared to a net loss of $6.8 million in 2004. The increase in the net loss in 2005 compared to 2004 was primarily related to the asset impairment charge, the write off of deferred financing costs and prepayment penalties associated with the 2005 refinancing.

Liquidity and Capital Resources

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11% Senior Subordinated Notes (“Subordinated Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

On February 11, 2005, the Company completed a refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due 2012 (“Senior Notes”) and entered into a four year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expenses. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. The fair value of the swap at December 31, 2006 was an asset of $2.2 million. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15. The Senior Notes will mature on February 15, 2012. The Company may redeem some or all of the Senior Notes at any time on or after February 15, 2007, under the circumstances and at the prices described in the indenture governing the Senior Notes. In addition, prior to February 15, 2007, the Company may also redeem up to 35% of the Senior Notes with the net proceeds of certain equity offerings. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

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

On March 20, 2007, the Company amended the Revolver Loan. The Revolver Loan now consists of a $75.0 million revolving loan facility. Previously, the Revolver Loan was a $70.0 million facility. The amendment also:

•	Lowered interest charges by 50 basis points,

•	Lowered the cost on the unused portion of the facility,

•	Lowered the excess collateral availability by $5 million to $15 million from $20 million and

•	Extended the scheduled termination date of the Revolver Loan from February 11, 2009 to February 11, 2012.

In order to access the additional $5.0 million of the amended Revolver Loan (from $70 million to $75 million), the Company would have to satisfy the Consolidated Fixed Charge Coverage Ratios contained in the indentures described above. Currently, the Company cannot satisfy these ratios.

$25.0 million of the facility is available to provide for the issuance of letters of credit. The Revolver Loan also includes a $15.0 million swing loan subfacility.

The obligations under the Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Revolver Loan are limited to the lesser of (1) $75.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the Revolver Loan may impose discretionary reserves against the entire facility.

The Company pays a monthly commitment fee on the undrawn portion of the Revolver Loan. The amendment discussed above reduced this fee from 0.5% of the undrawn portion to 0.25% if the amount the Company can then borrow is less than or equal to $25.0 million, or 0.375% if such amount is greater than $25.0 million. The Company also pays fees on any letters of credit outstanding under the Revolver Loan. As amended, the Revolver Loan bears interest at a rate equal to a Base Rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0% depending on average monthly amounts that the Company can borrow under the Revolver Loan. This represents a reduction of 50 basis points from the pre-amendment rates.

Under the Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, other than the Turkish joint venture, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Revolver Loan also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the Revolver Loan and the indentures governing the Senior Notes and the Subordinated Notes.

The Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. The amendment discussed above reduced the minimum collateral availability requirement from $20.0 million to $15.0 million. The Revolver Loan imposes maximum capital expenditures per annum of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods.

As of December 31, 2006, there were zero borrowings under the Revolver Loan, $4.5 million outstanding under letters of credit, $19.4 million of cash on our balance sheet, and we were able to borrow $39.9 million under the Revolver Loan. As of December 31, 2005, the Company had borrowings under the Revolver Loan of $10.5 million, outstanding letters of credit of $10.7 million, $9.7 million of cash on our balance sheet, and we were able to borrow $38.8 million under the Revolver Loan.

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

These negative covenants are subject to certain exceptions set forth in the Revolver Loan.

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

Liquidity is a key measure of the Company’s ability to finance its operations. The principal determinant of 2007 liquidity will be 2007 financial performance. Liquidity will be further influenced by:

•	achievement of the Company’s 2007 operating plan,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

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

Cash Flow

(dollars in millions)	December 31,
	2006	2005	2004
Net cash provided by operations	$44.3	$26.6	$23.5

Net cash used in investing activities	$(22.6)	$(30.6)	$(21.9)

Net cash provided by (used in) financing activities	$(12.3)	$4.8	$(9.3)

Net cash provided by operations for 2006 compared to 2005 increased due to the improved operating performance previously mentioned above. In addition, days sales in accounts receivable improved to approximately 27.5 days at December 31, 2006 from 28.9 days at December 31, 2005. Inventory days decreased to approximately 39.2 days at December 31, 2006 from 44.4 days at December 31, 2005. Days payable in accounts payable and accrued liabilities were 54.1 at December 31, 2006 compared to 57.4 at December 31, 2005.

The decrease in net cash used in investing activities was due to a decrease in capital spending on equipment for conventional products which was partially offset by an increase in capital spending to expand custom capacity needed to meet customer supply agreements.

Net cash used in financing activities for 2006 was primarily comprised of net repayments of $10.5 million on the Revolver Loan and the repayment of $1.5 million of debt associated with the Turkey operation. Net cash provided by financing activities during 2005 was primarily comprised of the net proceeds from the Senior Notes of $220.0 million offset by the repayment of amounts outstanding under the Company’s former revolver facility and two term loans of $196.9 million and costs associated with the debt refinancing of $10.8 million. Proceeds from and repayments of the revolver loan in 2006 each increased over 2005 because of the implementation of a lockbox mechanism in 2005 which resulted in more frequent borrowings and repayments.

Commitments

	Payments Due by Period
(dollars in millions)	Total	< 1 year	2 - 3 years	4 - 5 years	After 5 years
Long-term debt obligations	$395.0	$—	$—	$—	$395.0
Interest on long-term debt	217.1	37.9	75.3	75.3	28.6
Operating lease obligations	60.6	11.8	19.6	15.4	13.8
Purchase obligations	99.1	99.1	—	—	—
Asset retirement obligations	2.2	—	1.2	—	1.0
Pension and post-retirement obligations	5.1	5.1	—	—	—
Other long-term obligations	6.9	6.9	—	—	—

Total contractual cash obligations	$786.0	$160.8	$96.1	$90.7	$438.4

At December 31, 2006, the Company had certain commitments that will require future outlays of cash. Commitments related to future minimum lease payments under long-term operating leases, principally for real estate, are $11.8 million for 2007, $10.3 million for 2008, $9.3 million for 2009, $8.2 million for 2010, $7.2 million for 2011 and $13.8 million thereafter. Commitments related to future expenditures on approved capital projects are $6.9 million for 2007.

The Company’s credit facility matures in 2009 and the Senior Notes and Subordinated Notes mature in 2012. There are no required annual principal payments on either of these loans prior to their respective maturities. Annual interest expense, net for fiscal 2006 was approximately $41.1 million. The Subordinated Notes carry a fixed interest rate of 11% on the $175 million outstanding. Annual cash payments will be $19.3 million while our Subordinated Notes are outstanding. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. In May 2005, the Company entered into an interest rate swap for a notional amount of $100.0 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. In addition, the Company’s borrowings under its credit facility bear interest rates based on either a floating base rate or LIBOR. Therefore, we are not able to accurately predict future interest payments because of the variability of future interest rates and borrowing requirements. However, based on interest rates and debt levels at December 31, 2006, annualized cash interest costs for fiscal 2007 would be approximately $37.9 million. There were no other commitments outstanding at December 31, 2006 that were material to the Company’s financial condition. See Note 10 to the accompanying Notes to Consolidated Financial Statements.

The Company is party to two purchase commitments with suppliers of raw materials. The commitments contain minimum purchase requirements for raw materials subject to adjustment based on the contractual terms.

The Company has asset retirement obligations (“ARO”) resulting from certain leased facilities where a contractual commitment exists to remove leasehold improvements and return the property to a specified condition when the lease terminates. At December 31, 2006, the net present value of these obligations was $2.2 million.

In addition, the Company expects to make cash contributions to its domestic and foreign benefit plans of approximately $5.1 million during 2007. Cash contributions in subsequent years will depend on a number of factors and assumptions including the performance of plan assets, discount rates, compensation increases, health care cost increases, mortality and employee turnover.

Capital Expenditures

Capital expenditures decreased $9.1 million, or 27.9%, to $23.5 million in 2006 from $32.6 million in 2005. New capital investments for 2006 included the following:

•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in custom products;

•	Maintenance and upgrade of facilities; and

•	Purchase of new molds and refurbishment of existing molds.

Capital expenditures increased $10.4 million, or 46.8% to $32.6 million in 2005 from $22.2 million in 2004.

The Company’s ability to make capital expenditures is limited by the financial covenants contained in its credit facility. These financial covenants impose maximum capital expenditures per annum of $47.5 million in 2007 and 2008. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods. In 2006 the Company spent $23.5 million, allowing $14.3 million to carry over to 2007.

Equipment suppliers to the Company’s industry have continually made improvements in output and performance at lower capital cost per unit of output. Subject to demand for the capacity, the Company seeks to maintain and improve its competitive cost position by acquiring equipment that has the optimum operating and capital cost per unit of output for the applicable opportunity on each occasion that the Company increases capacity. Constar believes that it is advantaged by opportunities that exist to deploy existing high speed equipment in some of the newly converting specialty custom applications, enhancing both operating efficiency and capital efficiency throughout its system.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Netherlands facility but it also appears to extend from an upgradient neighboring property. The Company plans to commence remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2006, the Company had an accrual of $0.2 million for costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

Stockholders’ Deficit

Stockholders’ deficit increased to $44.8 million at December 31, 2006 from $41.9 million at December 31, 2005. The increase was primarily due to a net loss of $12.0 million in 2006 and the $4.4 million effect of the adoption of SFAS 158, offset by foreign currency translation adjustments of $2.8 million, and pre-FAS 158 pension liability adjustments of $9.4 million.

Stockholders’ deficit increased to $41.9 million at December 31, 2005 from equity of $24.0 million at December 31, 2004. The increase in deficit was primarily due to a net loss of $60.0 million in 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, Constar is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 19% of total revenues from sales in foreign currencies during the year ending December 31, 2006. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in 2006 from its foreign locations that utilize currencies other than the U.S. dollar, a 10% increase in the U.S. dollar value would result in approximately a $15.9 million reduction in net sales.

The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets because it reinvests the cash flows within the operations where they are generated. At December 31, 2006, there were no foreign currency derivatives outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement during May 2005 to manage the floating interest rate on a portion of the Company’s Senior Notes and Revolver Loan. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to variability to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of December 31, 2006, a 1.0% change in LIBOR would have resulted in an increase of $1.2 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

We have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on our assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ MICHAEL J. HOFFMAN	/s/ WALTER S. SOBON
Michael J. Hoffman	Walter S. Sobon
President and Chief Executive Officer	Executive Vice President and Chief
Financial Officer

March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Constar International Inc.:

We have completed integrated audits of Constar International Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 28, 2007

Constar International Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$19,370	$9,663
Accounts receivable, net	61,101	68,208
Accounts receivable—related party	856	581
Inventories, net	83,355	100,286
Prepaid expenses and other current assets	11,274	8,315
Deferred income taxes	2,257	3,536
Current assets of discontinued operations	11,602	14,688

Total current assets	189,815	205,277

Property, plant and equipment, net	148,235	155,711
Goodwill	148,813	148,813
Other assets	15,813	21,417
Non-current assets of discontinued operations	1,286	3,434

Total assets	$503,962	$534,652

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term debt	$—	$10,453
Accounts payable	82,611	92,251
Accounts payable—related party	950	345
Accrued expenses and other current liabilities	31,433	37,261
Current liabilities of discontinued operations	8,680	10,693

Total current liabilities	123,674	151,003

Long-term debt	393,466	393,205
Pension and postretirement liabilities	19,143	19,979
Deferred income taxes	2,257	3,536
Other liabilities	8,117	5,981
Non-current liabilities of discontinued operations	2,144	2,808

Total liabilities	548,801	576,512

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred Stock, $.01 par value—none issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value—12,809 shares and 12,689 shares issued, 12,576 and 12,515 outstanding at December 31, 2006 and 2005, respectively	125	125
Additional paid-in capital	275,754	276,331
Accumulated other comprehensive loss	(18,958)	(27,441)
Treasury stock, at cost—233 and 174 shares at December 31, 2006 and 2005, respectively	(704)	(457)
Unearned compensation	—	(1,384)
Accumulated deficit	(301,056)	(289,034)

Total stockholders’ deficit	(44,839)	(41,860)

Total liabilities and stockholders’ deficit	$503,962	$534,652

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
Net customer sales	$923,077	$923,111	$797,064
Net affiliate sales	3,892	4,934	4,001

Net sales	926,969	928,045	801,065
Cost of products sold, excluding depreciation	827,968	847,765	706,142
Depreciation	33,441	38,893	49,550

Gross profit	65,560	41,387	45,373

Selling and administrative expenses	30,666	25,943	28,621
Research and technology expenses	6,177	6,609	5,725
Write-off of deferred financing costs	—	10,025	—
Asset impairment charges	870	22,200	—
Provision for restructuring	854	218	1,095

Total operating expenses	38,567	64,995	35,441

Operating income (loss)	26,993	(23,608)	9,932
Interest expense	(41,069)	(38,625)	(39,586)
Other income (expense), net	2,761	(1,090)	25,966

Loss from continuing operations before income taxes	(11,315)	(63,323)	(3,688)
(Provision for) benefit from income taxes	127	4,094	(3,073)

Loss from continuing operations	(11,188)	(59,229)	(6,761)
Loss from discontinued operations, net of taxes	(834)	(761)	(59)

Net loss	$(12,022)	$(59,990)	$(6,820)

Basic and diluted loss per common share:
Continuing operations	$(0.92)	$(4.88)	$(0.56)
Discontinued operations	(0.07)	(0.06)	(0.01)

Net loss per share	$(0.99)	$(4.94)	$(0.57)

Weighted average common shares outstanding:
Basic and diluted	12,224	12,145	12,028

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	$120	$275,070	$(18,300)	$—	$(1,852)	$(222,224)	$32,814
Net loss						(6,820)	(6,820)
Foreign currency translation adjustments			3,854				3,854
Minimum pension liability adjustment			(6,547)				(6,547)

Comprehensive loss							(9,513)

Issuance of restricted stock	5	1,333		(210)	(1,311)		(183)
Forfeitures of restricted stock				—	—		—
Stock-based compensation	—	—	—	—	879	—	879

Balance, December 31, 2004	125	276,403	(20,993)	(210)	(2,284)	(229,044)	23,997
Net loss						(59,990)	(59,990)
Foreign currency translation adjustments			(5,497)				(5,497)
Minimum pension liability adjustment			(2,342)				(2,342)
Revaluation of cash flow hedge			1,391				1,391

Comprehensive loss							(66,438)

Reclassification upon adoption of SFAS 123R							—
Forfeitures of restricted stock		(72)		(247)	249		(70)
Stock-based compensation	—	—	—	—	651	—	651

Balance, December 31, 2005	125	276,331	(27,441)	(457)	(1,384)	(289,034)	(41,860)
Net loss						(12,022)	(12,022)
Foreign currency translation adjustments			2,755				2,755
Minimum pension liability adjustment			9,402				9,402
Revaluation of cash flow hedge			761				761

Comprehensive income							896

Pension adjustment upon adoption of SFAS 158			(4,435)				(4,435)
Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Treasury stock purchased		—		(247)	—		(247)
Stock-based compensation	—	807	—	—	—	—	807

Balance, December 31, 2006	$125	$275,754	$(18,958)	$(704)	$—	$(301,056)	$(44,839)

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(12,022)	$(59,990)	$(6,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,173	42,308	53,333
Asset impairment charges	870	22,200	—
Bad debt expense	547	1,195	228
Restructuring and other exit activities	(1,583)	(1,786)	1,095
Stock-based compensation	1,222	900	879
Deferred income taxes	(107)	(3,119)	2,848
Write-off of deferred financing costs	—	6,556	—
(Gain) loss on disposal of assets	1,721	(553)	610
Other operating activities, net	(317)	(37)	(2)
Changes in operating assets and liabilities:
Accounts receivable	11,825	(3,191)	(15,443)
Inventories	20,311	(133)	(20,002)
Prepaid expenses and other current assets	660	5,282	1,349
Accounts payable and accrued expenses	(14,674)	16,474	5,131
Change in outstanding overdrafts	(814)	2,684	(4,614)
Pension and postretirement benefits	467	(2,147)	4,887

Net cash provided by operating activities	44,279	26,643	23,479

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,471)	(32,586)	(22,154)
Proceeds from the sale of property, plant and equipment	903	1,999	289

Net cash used in investing activities	(22,568)	(30,587)	(21,865)

Cash flows from financing activities:
Proceeds from sale of Senior Notes	—	220,000	—
Repayment of term loan	—	(121,941)	(1,248)
Proceeds from Revolver loan	811,544	771,256	112,000
Repayment of Revolver loan	(821,997)	(777,803)	(120,000)
Repayment of second lien loan	—	(75,000)	—
Costs associated with debt financing	(320)	(11,447)	—
Repayment of other debt	(1,540)	(247)	—

Net cash provided by (used in) financing activities	(12,313)	4,818	(9,248)

Effect of exchange rate changes on cash and cash equivalents	309	(527)	472

Net change in cash and cash equivalents	9,707	347	(7,162)
Cash and cash equivalents at beginning of period	9,663	9,316	16,478

Cash and cash equivalents at end of period	$19,370	$9,663	$9,316

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$38,863	$36,734	$37,133
Income Taxes	$134	$195	$1,767

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands unless otherwise noted)

1.    Description of Business

Constar International Inc. (the “Company” or “Constar”) operates thirteen plants in the United States, one plant in the United Kingdom, and one plant in the Netherlands. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications. One additional operation is located in a plant that was owned and managed by Crown Holdings, Inc. (“Crown”), the Company’s former owner. The balances and results of the Salt Lake City PET bottle operations for 2005 were included based on specific identification and, in some cases, management’s estimates. The equipment at this facility was leased to Crown. Crown operated the facility under an agreement to manufacture and supply PET bottles and preforms to Constar, and to its customers on behalf of Constar. This agreement was terminated in December of 2005. See Note 21 of Consolidated Financial Statements for Related Party Transactions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and a majority interest in a joint venture. All significant intercompany balances and transactions have been eliminated. Transactions between Constar and Crown operations have been identified in the Consolidated Financial Statements as transactions among related parties.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. See Note 3 in Notes to Consolidated Financial Statements for further discussion of the divestitures. Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only.

Reclassifications—Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities , and the reported amounts of revenues and expenses in the Consolidated Financial Statements and accompanying notes. Examples include allowances for doubtful accounts and sales returns, allowances for inventory obsolescence, the lives of depreciable assets, fixed asset and goodwill impairments, valuation allowances for deferred tax assets, self-insurance reserves, pension benefit liabilities, restructuring reserves, asset retirement obligations, and loss contingencies. Actual results may differ materially from management’s estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Certain funds are held at financial institutions which amounts are in excess of federally insured limits.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue is recognized from product sales when there is persuasive evidence of an arrangement, the goods are shipped and the title and risk of loss pass to the customer, the price has been fixed or determinable, and collectibility can be reasonably assured. Constar’s business generally does not operate under a formal inspection/acceptance process. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. During 2006, Constar sold products to Crown in conjunction with the Newark Agreement. Constar recognized revenue related to sales under these agreements consistent with its revenue recognition policies to third parties. See Note 21 for a description of related party transactions.

Royalty revenues received from third parties for patents are recognized based on contractual agreements.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. Maintenance and repairs are expensed as incurred. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate. When property, plant and equipment is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Land improvements	25
Building and building improvements	25 to 40
Machinery & equipment	10
Furniture, computer equipment, tools and molds	5
Leasehold improvements	Shorter of the useful life or lease term

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.

Goodwill

Goodwill is tested for impairment at least annually, however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The evaluation requires a comparison of the estimated fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment equals the difference between the carrying value of goodwill and the “implied fair value” of goodwill. Fair values are primarily estimated using discounted cash flow analysis.

There were no changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005.

Derivative Financial Instruments

Derivative instruments are reported as either assets or liabilities in the Consolidated Balance Sheets at their fair values. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction, and if so, the type of hedge transaction. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. See Note 20 for additional discussion regarding the Company’s objectives and strategies for derivative instruments.

Restructuring

The Company records restructuring charges for the cost associated with an exit or disposal activity in the period in which the liability is incurred. See Note 12 for additional discussion.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“ARO’s”) and the related asset retirement costs when a legal obligation to retire the asset exists, including obligations incurred as a result of the acquisition, construction, or normal operation of a long-lived asset. The fair values of these ARO’s are recorded on a discounted basis at the time the obligation is incurred, and accreted over time using the interest method. Asset retirement costs are recorded by increasing the carrying amount of the related long-lived assets and depreciating those assets over their remaining useful life.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the life of the related debt.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates for the year. The translation

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments for these subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to earnings permanently reinvested in foreign subsidiaries. In the event of a divesture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income.

Gains and losses resulting from foreign currency transactions are included in the determination of net income.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123 “Accounting for Stock-Based Compensation”, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, determined under the provisions of SFAS 123R. The Company will recognize compensation expense for awards granted after January 1, 2006 on a straight-line basis over the requisite service period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based upon historical experience.

The fair value of restricted stock awards is equal to the quoted market price of the Company’s common stock at the date of grant. Restricted stock units (“RSU’s”) are classified as liabilities in the accompanying consolidated financial statements as the Company does not have sufficient shares available for issuance under the current plans to satisfy the obligation by issuing shares and the Company currently expects to settle these instruments in cash. The fair value of the liabilities related to the RSU’s is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense. Stock-based compensation expense recognized in the Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss per share

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

The Company’s potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive. Diluted EPS also excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

The computation of Diluted EPS for the years ended December 31, 2006, 2005, and 2004 excludes stock options of 168,597, 176,017, and 181,676, respectively, because the option price was greater than the average market price of our common stock.

The computation of Diluted EPS for the years ended December 31, 2006, 2005 and 2004 excludes shares of restricted stock of 247,613, 329,637, and 467,075, respectively, due to the loss for the period.

Research and Technology

Research and technology expenditures are expensed as incurred. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include salaries and benefits, facility costs and outside services.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and are maintained with high quality financial institutions, therefore bearing minimal credit risk.

The Company’s trade receivables result from sales to a relatively few number of customers and are unsecured. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. The Company adopted SFAS 158 as of December 31, 2006. As a result of adopting SFAS 158, the Company recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment of $4.4 million to accumulated other comprehensive loss in stockholders’ deficit. See Note 14 to the Consolidated Financial Statements for additional disclosures required by SFAS 158 and the effects of adoption.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This interpretation is effective for the Company beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Discontinued Operations

The supply agreement of the Company’s Turkish joint venture has expired and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The joint venture’s manufacturing assets were sold in December 2006. The Company is currently seeking buyers for the land and buildings of the joint venture. In addition, the Company has decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and related liabilities of the discontinued entities have been classified as assets and liabilities of discontinued operations on the Consolidated Balance Sheets and the results of operations of the joint venture have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. The assets of the discontinued operation are included in other current assets and the liabilities of the discontinued operation are included in other current liabilities in the consolidated balance sheets.

The following summarizes the assets and liabilities of discontinued operations:

	December 31,
	2006	2005
Assets of Discontinued Operations:
Accounts receivable	$11,482	$8,420
Accounts receivable—related party	—	4,652
Inventory	82	1,549
Prepaid expenses and other current assets	38	67

Total current assets of discontinued operations	11,602	14,688
Property, plant and equipment	1,286	3,434

Total assets of discontinued operations	$12,888	$18,122

Liabilities of Discontinued Operations:
Short-term debt	$—	$1,540
Accounts payable and accrued expenses	8,680	4,099
Accounts payable—related party	—	5,054

Total current liabilities of discontinued operations	8,680	10,693
Other liabilities	47	486
Minority interests	2,097	2,322

Total liabilities of discontinued operations	$10,824	$13,501

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the results of operations for discontinued operations:

	For the Year Ended December 31,
	2006	2005	2004
Net sales	$31,471	$46,972	$43,116
Income (loss) from discontinued operations before income taxes and minority interest	(847)	(317)	287
Provision for income taxes	46	(409)	(344)

Loss from discontinued operations before minority interest	(801)	(726)	(57)
Minority interest	(33)	(35)	(2)

Loss from discontinued operations	$(834)	$(761)	$(59)

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The balance in the restructuring reserves is principally comprised of employee severance and benefits costs which are expected to be paid in 2007. The following table presents an analysis of the restructuring reserve activity:

Severance and Benefits
Balance at December 31, 2005	$—
Charges to income	740
Payments	(622)
Adjustments	(3)

Balance at December 31, 2006	$115

4.    Accounts Receivable

	December 31,
	2006	2005
Trade and notes receivable	$53,337	$65,604
Less: allowance for doubtful accounts	(1,047)	(1,688)

Net trade and notes receivables	52,290	63,916
Value added taxes recoverable	6,451	3,507
Miscellaneous receivables	2,360	785

Total	$61,101	$68,208

The Company wrote off approximately $1,188 and $1,903 of trade and notes receivable against the allowance for doubtful accounts in 2006 and 2005, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Inventories

	December 31,
	2006	2005
Finished goods	$51,237	$63,045
Raw materials and supplies	32,118	37,241

Total	$83,355	$100,286

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $931 and $829 as of December 31, 2006 and 2005, respectively.

6.    Property, Plant and Equipment

	December 31,
	2006	2005
Land and improvements	$3,806	$3,610
Buildings and improvements	70,078	67,096
Machinery and equipment	584,263	612,740

	658,147	683,446
Less: accumulated depreciation and amortization	(522,513)	(552,973)

	135,634	130,473
Construction in progress	12,601	25,238

Property, Plant and Equipment, net	$148,235	$155,711

Construction in progress relates primarily to purchases of machinery and equipment to be used for the manufacture of custom PET products. The Company capitalized interest costs of $324 for the year ended December 31, 2006. No interest was capitalized in 2005.

7.    Asset Impairments

During 2006, the Company recorded an asset impairment charge of $870 to write down the carrying value of an asset to fair value.

During 2005, the Company’s operation’s located in the United Kingdom and Holland reported financial results below expectations. As a result of the shortfall in performance the Company performed an impairment test as of September 30, 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company compared the undiscounted cash flows expected to be generated from the use of assets to the carrying value of those assets. The undiscounted cash flows of both the UK and Holland operations were insufficient to recover the carrying value of these assets over the remaining useful lives. The Company then estimated the fair value of the assets based on discounted projected cash flows and recorded an impairment charge of $22,200 for the excess of the estimated fair value over the carrying value of the assets. The total loss of $22,200 is based on a write down of $16,500 for the UK operation and $5,700 for the Holland facility.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Other Assets

	December 31,
	2006	2005
Cash surrender value of life insurance	$1,906	$2,426
Deferred financing costs	9,091	10,754
Customer tooling	1,945	3,344
Interest rate swap	2,152	1,391
Other	719	3,502

Total	$15,813	$21,417

Deferred financing costs relate to Constar’s Senior Notes and Subordinated Notes. The costs are being amortized on a straight-line basis over the remaining terms of the respective agreements.

In connection with certain customer sales agreements, the Company purchases tooling specific to that customer’s products. The Company is reimbursed for these costs as products are sold to the customer. These assets are owned by the customer but the contracts stipulate that the Company will be fully reimbursed upon termination of the agreement.

9.    Accrued Expenses and Other Current Liabilities

	December 31,
	2006	2005
Salaries, wages and other employee benefits	$11,826	$13,019
Value added taxes	5,388	3,985
Interest	4,602	3,880
Other	9,617	16,377

Total	$31,433	$37,261

10.    Debt

	December 31,
	2006	2005
Short-term:
Revolver	$—	$10,453

Long-term:
Senior Notes	$220,000	$220,000
Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,534)	(1,795)

Total Long-term debt	$393,466	$393,205

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11% Senior Subordinated Notes (“Subordinated Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

On February 11, 2005, the Company completed a debt refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and entered into a new four-year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The proceeds, net of expenses, from the refinancing were used to repay $30.0 million outstanding under the Company’s former revolving loan facility, $121.9 million outstanding under a term loan and $75.0 million outstanding under a second lien loan. In connection with the repayment and termination of these facilities, the Company incurred approximately $3.5 million of prepayment penalties which were charged to expense during the quarter ended March 31, 2005. In addition, the Company wrote off $6.5 million of previously capitalized deferred financing costs related to the former revolving loan facility and two term loans.

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

The Revolver Loan consists of a $70.0 million four-year revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less in the case of both receivables and inventory discretionary eligibility reserves. In addition, the administrative agent under the Revolver Loan may impose discretionary reserves against the entire revolving loan facility.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the Revolver Loan. The Company also pays fees on any letters of credit outstanding under the Revolver Loan. The

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolver Loan bears interest at a Base Rate plus a margin ranging from 1.0% to 1.5% or LIBOR plus a margin ranging from 2.00% to 2.50% depending on average monthly available credit under the Revolver Loan.

Under the Revolver Loan, the Company pledged as collateral all of the capital stock of its domestic and United Kingdom subsidiaries and 65% of the voting stock of its other foreign subsidiaries, other than the Turkish joint venture, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of its domestic and United Kingdom subsidiaries.

The Revolver Loan also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the Revolver Loan and the indentures governing the Senior Notes and the Subordinated Notes.

The Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. Effective March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The Revolver Loan imposes maximum capital expenditures per annum of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. The negative covenants contained in the Company’s credit facility limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

On March 20, 2007, the Company executed Amendment No. 4 to the Revolver Loan (the “Amendment”). The terms of the Amendment are summarized in Note 26.

At December 31, 2006 and 2005, there was $4.5 million and $10.7 million, respectively, outstanding under letters of credit.

11.    Other Liabilities

	December 31,
	2006	2005
Accrued rent	$3,055	$2,977
Post-employment benefits	2,534	2,291
Asset retirement obligations	2,165	648
Other	363	65

	$8,117	$5,981

Post-employment benefits consist primarily of disability and severance benefits for U.S. personnel. Accrued rent consists primarily of the additional expense recognized for operating leases on a straight-line basis over the lease term.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded asset retirement obligations primarily associated with the restoration of leased plant facilities.

12.    Restructuring

In September 2003, the Company announced its plans to implement a cost reduction initiative under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated at the affected facilities and as of March 31, 2004 all employees had been terminated. As a result of this initiative, the Company recognized restructuring provisions of approximately $4.9 million and non-cash asset impairment charges of approximately $6.7 million during 2003, primarily related to adjusting the assets to salvage value. The restructuring provisions consisted of approximately $1.3 million for severance and termination benefits for both facilities and approximately $3.6 million for contract and lease termination costs. During 2004, the Company recognized an additional $1.1 million restructuring charges for the change in expected lease costs relating to the Birmingham facility. The balance in the restructuring reserves at December 31, 2006 represents the expected lease costs and other exit costs which are expected to be paid in 2007.

A summary of the 2003 initiative is presented below:

	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance, January 1, 2003	$—	$—	$—
Charges to income	3,574	1,285	4,859
Payments	(273)	(936)	(1,209)

Balance, December 31, 2003	3,301	349	3,650
Charges to income	1,085	10	1,095
Payments	(1,805)	(349)	(2,154)

Balance, December 31, 2004	2,581	10	2,591
Charges to income	218	—	218
Payments	(1,396)	(10)	(1,406)

Balance, December 31, 2005	1,403	—	1,403
Charges to income	146	—	146
Payments	(1,575)	—	(1,575)
Adjustments	124	—	124

Balance, December 31, 2006	$98	$—	$98

In 1997 the Company had a restructuring program which included the reorganization and closing of manufacturing locations within the U.S. The balance in the restructuring reserves, which represents exit costs for the closed facilities associated with the 1997 restructuring initiative was $467 as of December 31, 2005. All payments pertaining to this initiative were paid out in 2006.

During the year ended December 31, 2006, the Company charged $433 of severance costs related to our UK operations and $150 of severance costs related to our U.S. operations to restructuring expense.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income Taxes

Pre-tax income/(loss) was generated under the following jurisdictions:

	Year Ended December 31,
	2006	2005	2004
U.S.	$(12,201)	$(33,803)	$(1,409)
Europe	886	(29,520)	(2,279)

Total	$(11,315)	$(63,323)	$(3,688)

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current tax (provision) benefit:
U.S.	$(36)	$—	$(250)
Europe	163	(157)	(420)

	127	(157)	(670)

Deferred tax (provision) benefit:
U.S.	—	860	(3,453)
Europe	—	3,391	1,050

	—	4,251	(2,403)

Total benefit (provision) for income taxes	$127	$4,094	$(3,073)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	For the year ended December 31,
	2006	2005	2004
Pre-tax benefit/(expense) at 35%	$3,960	$22,163	$1,291
State tax (provision)/benefit	376	1,065	—
Non-U.S. operations at different rates	55	(1,536)	(125)
Foreign exchange gains	—	(248)	—
Valuation allowance	(4,418)	(18,228)	(4,676)
Refunds receivable	163	—	—
Reduction of tax reserves	—	662	—
Alternative minimum tax	(9)	—	—
Other	—	216	437

Benefit from (provision for) income taxes	$127	$4,094	$(3,073)

The Company paid income taxes of $-0-, $35 and $909 in 2006, 2005 and 2004, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) were:

	December 31,
	2006	2005
Current deferred tax assets:
Employee benefits	$2,997	$6,270
Restructuring reserves	66	713
Other accruals	2,153	937
Current valuation allowance	(2,959)	(4,384)

Current deferred tax asset	2,257	3,536

Long-term deferred tax assets:
Net operating loss carryforwards	28,719	31,686
Employee benefits	8,410	8,173
Other	23	—
Restructuring	—	300
Valuation allowance	(27,538)	(27,649)

Long-term deferred tax asset	9,614	12,510

Long-term deferred tax liabilities:
Property, plant and equipment	(10,319)	(15,352)
Other	—	(163)
Restructuring	(723)	—
Mark-to-market of cash flow hedge	(829)	(531)

Long-term deferred tax liability	(11,871)	(16,046)

Long-term deferred tax liability, net	(2,257)	(3,536)

Net deferred tax liability	$—	$—

During 2006, the Company recorded a decrease to its valuation allowance of approximately $1.5 million to reflect the reversal of certain deferred tax assets and the write-off of previously available net operating loss (“NOL”) carry forwards. The decreased valuation allowance is attributable to changes in the federal, state and foreign valuation allowances. A significant cause of the foreign valuation allowance was a result of the European asset impairment recorded in 2005. During 2005 the Company recorded an additional valuation allowance of approximately $21.8 million.

As of December 31, 2006 the Company had federal net operating loss carry forwards in the amount of $56.4 million and as of December 31, 2005 the Company had federal NOL carry forwards of $61.1 million. The federal NOLs will begin to expire in the year 2023. The Company’s ability to use the federal NOL carry forwards is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986 as amended.

As of December 31, 2006 the Company had state net operating loss carry forwards in the amount of $95.4 million and as of December 31, 2005 the Company had state NOLs of $85.0 million. The state NOLs begin to expire in 2007 and continue to expire through 2023.

In the United Kingdom the Company had foreign operating loss carry forwards of $3.8 million and $3.4 million as of December 31, 2006 and 2005, respectively. In the Netherlands the Company had foreign operating loss carry forwards of $0.4 million and $0.6 million as of December 31, 2006 and 2005, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a full valuation allowance against the net deferred tax asset position of its U.S., UK, and Netherlands subsidiaries due to uncertainties surrounding the company’s ability to recognize those deferred tax assets in the future.

No provision has been made for income taxes on the portion of unremitted earnings of foreign subsidiaries which are deemed to be permanently invested in those operations. Unremitted earnings of foreign subsidiaries are insignificant.

During 2004 the Company recorded an additional valuation allowance of approximately $4.6 million to account for the increase in deferred tax assets. Approximately $3.1 million of the additional valuation allowance related to a deferred tax asset for the tax benefit of a pre-tax minimum pension liability adjustment of $9.0 million. In the fourth quarter of 2004, the provision for income taxes was increased by $3.1 million for this additional valuation allowance. In accordance with SFAS 109 “Accounting for Income Taxes”, the charge should have been recorded as a component of other comprehensive income in shareholders’ equity in 2004. Based upon an evaluation of the impact of the accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated statement of operations and considered the fact that the adjustment had no cash flow impact and no significant impact on the consolidated balance sheet.

14.    Pension and Postretirement Benefits

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

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 22% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and average salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases.

In 2006, the Company amended its U.S. defined benefit pension plan effective April 1, 2007. Under the amendment, plan benefits will be frozen as of March 31, 2007 for plan participants with age plus service as of December 31, 2007 that is less than 65 (“65 points”). For salaried participants with at least 65 points, benefit accruals on or after April 1, 2007 will be based on the corporate salaried benefit formula with the final average earnings percentage reduced to 1% per year of future service. Past service benefits will continue to be based on the final average earnings at retirement, where applicable. There is no change in the benefit formula for hourly participants with at least 65 points. The plan changes resulted in a FAS 88 curtailment charge of $527, measured as of December 31, 2006. The curtailment charge includes the following:

2006 Curtailment Charge
Decrease in benefit obligation	$(1,225)
Recognition of actuarial loss	1,225
Recognition of prior service cost	527

$527

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A measurement date of December 31 was used for all plans presented below.

Changes in the pension benefit obligations were as follows:

	2006			2005
	U.S.	Europe	Total	U.S.	Europe	Total
Benefit obligation at January 1	$81,232	$12,229	$93,461	$76,958	$10,942	$87,900
Service cost	2,481	701	3,182	2,129	910	3,039
Interest cost	4,539	567	5,106	4,293	532	4,825
Amendments	—	(1,042)	(1,042)	—	—	—
Curtailment (gain) loss	(1,225)	—	(1,225)	—	—	—
Actuarial (gain) loss	(2,548)	(769)	(3,317)	862	1,707	2,569
Participant contributions	—	332	332	—	251	251
Benefits paid	(3,149)	(1,062)	(4,211)	(3,010)	(794)	(3,804)
Foreign currency rate changes	—	1,595	1,595	—	(1,319)	(1,319)

Benefit obligation at December 31	81,330	12,551	93,881	81,232	12,229	93,461

Fair value of plan assets at January 1	59,762	7,540	67,302	54,750	6,868	61,618
Actual returns on plan assets	6,952	583	7,535	451	1,014	1,465
Employer contributions	5,496	1,163	6,659	7,571	1,029	8,600
Participant contributions	—	332	332	—	251	251
Benefits paid	(3,149)	(1,062)	(4,211)	(3,010)	(794)	(3,804)
Foreign currency rate changes	—	1,095	1,095	—	(828)	(828)

Fair value of plan assets at December 31	69,061	9,651	78,712	59,762	7,540	67,302

Funded status at December 31	$(12,269)	$(2,900)	$(15,169)	$(21,470)	$(4,689)	$(26,159)

Unrecognized prior service cost	393	(1,021)	(628)	1,072	—	1,072
Unrecognized net actuarial losses	35,856	4,160	40,016	44,805	4,462	49,267

Net amount recognized prior to the adoption of SFAS 158	$23,980	$239	$24,219	$24,407	$(227)	$24,180

Amounts recognized on balance sheet prior to adoption of SFAS 158:
Prepaid benefit cost	$—	$586	$586	$—	$64	$64
Accrued benefit liability	(9,295)	(347)	(9,642)	(17,853)	(1,198)	(19,051)
Intangible asset	393	—	393	1,041	—	1,041
Accumulated other comprehensive income	32,882	—	32,882	41,219	907	42,126

	23,980	239	24,219	$24,407	$(227)	$24,180

Amounts recognized in other comprehensive income upon adoption of SFAS 158:
Prior service costs	393	(1,021)	(628)
Net actuarial losses	35,856	4,160	40,016

	36,249	3,139	39,388

Net amount recognized after the adoption of SFAS 158	$(12,269)	$(2,900)	$(15,169)

Amounts recognized on balance sheet after adoption of SFAS 158:
Current liability	$63	$127	$190
Non-current liability	12,206	2,773	14,979

Net amount recognized	$12,269	$2,900	$15,169

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in accumulated other comprehensive loss are the tax effects for minimum pension liabilities of $13,933 and $14,427 in 2006 and 2005, respectively.

The following is information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Accumulated Benefit Obligation
	2006	2005
United States	$78,355	$77,615
United Kingdom	8,913	7,568
Holland	—	—

	$87,268	$85,183

	2006			2005
	U.S.	U.K.	Total	U.S.	U.K.	Total
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	81,330	11,206	92,536	81,232	10,064	91,296
Accumulated benefit obligation	78,355	8,913	87,268	77,615	7,568	85,183
Fair value of plan assets	69,061	8,612	77,673	59,762	6,370	66,132

The components of net periodic benefit cost were follows:

	2006			2005			2004
	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$2,481	$701	$3,182	$2,129	$910	$3,039	$1,742	$846	$2,588
Interest cost	4,539	567	5,106	4,293	532	4,825	4,083	494	4,577
Expected return on plan assets	(5,209)	(698)	(5,907)	(4,755)	(530)	(5,285)	(4,323)	(450)	(4,773)
Recognized actuarial loss	3,433	184	3,617	3,206	141	3,347	3,003	74	3,077
Recognized prior service cost	153	(68)	85	153	—	153	153	—	153
Curtailment	527	—	527	—	—	—	—	—	—

Total pension expense	$5,924	$686	$6,610	$5,026	$1,053	$6,079	$4,658	$964	$5,622

The estimated net loss and prior service costs for defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2007 are approximately $2,759 and $(10), respectively.

Weighted-average assumptions used in determining the pension benefit obligations at December 31 were:

	2006	2005	2004
U.S.
Discount rate	6.00%	5.70%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%

U.K.
Discount rate	5.25%	4.75%	5.25%
Rate of compensation increase	4.00%	4.00%	4.00%

Holland
Discount rate	4.50%	4.00%	4.50%
Rate of compensation increase	3.50%	3.50%	3.50%

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used in determining the net periodic benefit cost for the plans at December 31 were:

	2006	2005	2004
U.S.
Discount rate	5.70%	5.75%	6.25%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	8.50%

U.K.
Discount rate	4.75%	5.25%	6.25%
Rate of compensation increase	4.00%	4.00%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%

Holland
Discount rate	4.00%	4.50%	5.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Expected return on plan assets	5.50%	5.50%	5.50%

The discount rate assumption used to determine the pension obligation in the U.S. is based on current yield rates in the AA bond market. The current year’s discount rate was selected using a method that matches projected payouts from the plan with a zero-coupon AA bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date as is represented by a series of annualized, individual discount rates with durations ranging from six years to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA or higher bond universe, apportioned into distinct maturity groups. These individual discount rates are then converted into a single equivalent discount rate which is then used for FAS discount purposes. The discount rates for the U.K. and Dutch pension plans were determined based on the yields available on high quality Sterling and Euro denominated corporate bonds, the proceeds of which are expected to match in terms of currency and term the projected benefit payments.

The expected long-term rates of return for the U.S. plan are determined at each measurement date based on a review of the actual plan assets and the historical returns of the capital markets adjusted for certain interest rates as appropriate. Equity securities for the U.S. plan are expected to return between 10.0% and 11.0% over the long-term, while debt securities are expected to return between 4.0% and 7.0%. The Company’s U.S. investment policy is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocations stated below. The asset allocation and the investment policies are reviewed semi-annually to determine if changes are necessary. Equity securities for the U.K. plan are expected to return between 8.5% and 9.5% over the long-term, while debt securities are expected to return between 4.5% and 6.5%. The U.K. investment policy is to maintain a balanced but pro-equity approach to maximize the long-term return on the plan’s assets while paying proper attention to the liability profile, funding requirements and investment risks. The trustees periodically review the investments held for suitability and appropriate diversification. The Netherlands plan is funded via an insurance contract. The expected long-term rate of return for the Netherlands plan reflects the Company’s estimate of the annual return that will be awarded by the insurance company in respect of the participation right inherent in the insurance contract.

A 1.0% decrease in the expected rate of return on plan assets would have changed 2006 pension expense by approximately $695. A 0.5% decrease in the discount rate would have increased the 2006 U.S. pension expense by $776.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the U.S. plan, target asset allocations are set using a minimum and maximum range for each asset category as a percentage of the total funds market value. The following are the target asset allocations as of December 31, 2006:

U.S. Plan Assets	Target Allocation		Percentage of Plan Assets at December 31,
			2006	2005
Equity Securities	45	%-70%	70%	64%
Debt Securities	30	%-50%	29%	31%
Other	0	%-10%	1%	5%

Total			100%	100%

U.K. Plan Assets	Percentage of Plan Assets at December 31,
	2006	2005
Equity Securities	89%	88%
Debt Securities	7%	8%
Real Estate	1%	1%
Other	3%	3%

Total	100%	100%

Holland Plan Assets	Target Allocation	Percentage of Plan Assets at December 31,
		2006	2005
Other	100%	100%	100%

Estimated 2007 contributions to the Company’s defined benefit pension plans are expected to be $3,586, $631, and $685 for the U.S. plan, U.K. plan, and Holland plan, respectively. These estimates may change based on plan asset performance.

The following benefit payments are expected to be paid for the year(s) ending December 31:

	U.S	U.K.	Holland	Total
(a) 2007	$3,411	$287	$132	$3,830
(b) 2008	3,572	299	137	4,008
(c) 2009	3,721	311	143	4,175
(d) 2010	3,931	323	148	4,402
(e) 2011	4,186	336	154	4,676
(f) 2012-2016	26,323	1,890	867	29,080

Other Postretirement Benefits

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Postretirement Benefits
	2006	2005
Benefit obligation at January 1	$4,494	$7,295
Interest cost	243	371
Amendments	—	(2,429)
Actuarial (gain) loss	170	(141)
Benefits paid	(522)	(602)

Benefit obligation at December 31	4,385	4,494

Unrecognized prior service cost	5,212	5,519
Unrecognized net actuarial losses	(3,141)	(3,741)

Net amount recognized prior to adoption of SFAS 158	$6,456	$6,272

Amounts recognized on the balance sheet prior to adoption of SFAS 158:
Accrued benefit liability	$6,456	$6,272

Amounts recognized in other comprehensive income upon adoption of SFAS 158:
Prior service costs	5,212
Net actuarial losses	(3,141)

	2,071

Net amount recognized after adoption of SFAS 158	4,385

Amounts recognized on the balance sheet after adoption of SFAS 158:
Current liability	$221
Non-current liability	4,164

Net amount recognized	$4,385

The estimated net loss and prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 is $711 and $(307), respectively.

The health care accumulated postretirement benefit obligation was determined at December 31, 2006 using a health care cost trend rate of 9.1%, decreasing to 5.9% in 2013 and remaining at that level thereafter. The discount rate was 6.00%, 5.625% and 5.75% for December 31, 2006, 2005 and 2004, respectively.

Increasing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $466 and the total of service and interest cost by $27. Decreasing the assumed health care cost trend by one percentage point would decrease the accumulated postretirement benefit obligation by $395 and the total of service and interest cost by $22.

The accumulated gains and losses in excess of 10% of the greater of the accumulated postretirement pension obligation or the market related value of plan assets are amortized over the average remaining service period of active participants.

Defined Contribution Plan

The Company sponsors a Savings and Investment Plan and an Employee Stock Purchase Plan that covers substantially all U.S. employees. The Company’s contributions to the Savings Investment Plan were $1,006, $1,051 and $994 in 2006, 2005 and 2004, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Lease Commitments

Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2007	$11,758
2008	10,286
2009	9,271
2010	8,199
2011	7,215
Thereafter	13,823

Net minimum lease payments	$60,552

Total rental expense was $14,561, $12,428 and $11,493 in 2006, 2005 and 2004, respectively.

The Company has asset retirement obligations (“ARO”) resulting from certain leased facilities where a contractual commitment exists to remove leasehold improvements and return the property to a specified condition when the lease terminates. At December 31, 2006 and 2005, the retirement asset related to the ARO’s approximated $1,671 and $273, respectively.

The following table presents the activity related to ARO’s for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Balance, January 1	$648	$691
Liabilities settled	—	(102)
Accretion expense	33	59
Revisions to estimates	1,484	—

Balance, December 31	$2,165	$648

During 2004, the Company performed a review of all original facility leases that were in effect in 2004 to ensure that any “free rent” or “rent holidays” and rent escalations in the operating lease are recognized on a straight-line basis over the lease term. At December 31, 2004, the Company calculated the need for a deferred rent liability of $2.2 million as a result of free rent period and rent escalations. This $2.2 million adjustment was recorded in the fourth quarter of 2004. Of this $2.2 million, approximately $1.0 million related to costs that should have been reflected as of December 31, 2003.

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and accordingly, did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 and 2003 consolidated statement of operations and considered the fact that the adjustment had no cash flow impact and no significant impact on the consolidated balance sheet, including net shareholder’s equity.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. The Special Master issued a Report and Order denying the Company’s motion for judgment on the pleadings on February 22, 2006. The Company filed objections to the Report and Order on March 6, 2006. On May 24, 2006, the Court issued an order overruling the Company’s objections to the Special Master’s earlier ruling denying the Company’s motion for judgment on the pleadings. The case is now proceeding with class certification and discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Certain judgments against the Company would constitute an event of default under the Company’s credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company plans to commence remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company had an accrual as of December 31, 2006 and 2005, of $0.2 million for estimated costs associated with completing the required remediation activities. As

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

17.    Stockholder’s Equity (shares in thousands)

As of December 31, 2006 and 2005, the Company’s authorized capital stock consists of 75.0 million shares of common stock, par value $.01 per share, and 5.0 million shares of preferred stock, par value $.01. The holders of the Company’s common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Additional shares of the Company’s authorized common stock may be issued, as determined by the board of directors of our company from time to time, without approval of holders of the common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. The Board of Directors also has the authority to issue up to 5.0 million shares of preferred stock without approval of the Company’s holders of common stock. There were no shares of preferred stock issued or outstanding at December 31, 2006 or 2005. Treasury stock consists of shares surrendered to the Company to satisfy federal tax obligations.

The following is a summary of our common stock activity for the three years ended December 31, 2006:

	Common Stock	Restricted Stock	Treasury Stock
Outstanding, January 1, 2004	12,000	381	2
Issuance of restricted stock awards	—	301	—
Restricted shares vested	137	(137)	—
Restricted shares forfeited	—	(78)	78
Shares returned for taxes	(33)	—	33

Outstanding, December 31, 2004	12,104	467	113
Issuance of restricted stock awards	—	5	—
Restricted shares vested	91	(91)	—
Restricted shares forfeited	—	(51)	51
Shares returned for taxes	(10)	—	10

Outstanding, December 31, 2005	12,185	330	174
Issuance of restricted stock awards	—	120	—
Restricted shares vested	146	(146)	—
Restricted shares forfeited	—	(6)	6
Shares returned for taxes	(53)	—	53

Outstanding, December 31, 2006	12,278	298	233

The Company has an Employee Stock Purchase Plan (“Purchase Plan”) under which 190 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock at a discount of 15% of the market value. In 2006, 2005, and 2004, the number of shares issued under the plan were 25, 21, and 13 shares, respectively. At December 31, 2006, 165 shares were available for issuance under the Purchase Plan.

18.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2006	2005
Retirement benefit plan funded status adjustment	$(23,387)	$—
Minimum pension liability adjustments, net of tax	—	(28,354)
Cash-flow hedge, net of tax	2,152	1,391
Foreign currency translation adjustments	2,277	(478)

Accumulated other comprehensive loss	$(18,958)	$(27,441)

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

Based upon an evaluation of the impact of this accounting error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this non-cash adjustment was not material to the consolidated financial statements of the Company in 2004 and did not adjust its previously issued financial statements. In making this evaluation, the Company evaluated the impact on the 2004 consolidated statement of operations and considered the fact that the adjustment had no cash flow impact and no significant impact on the consolidated balance sheet. The Company also concluded that this adjustment did not indicate a material weakness in the internal control of the Company since this was a specific limited instance and had no impact on future periods.

19.    Stock-Based Compensation (shares in thousands)

The Company has a stock-based incentive compensation plan (the “2002 Plan”) under which employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. The Company also has a plan (the “Directors Plan”) under which non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. The 2002 Plan and the Directors Plan, together, are referred to hereafter as the “Plans.” The Plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options or grants.

The maximum number of shares reserved for grants under the 2002 Plan is 850 shares. At December 31, 2006, there were 30 shares available for future grants. The maximum number of shares reserved for grants under the Directors Plan is 25. At December 31, 2006, there were 6 shares available for future grants.

Options granted are to be issued at prices not less than fair market value on the date of grant and expire up to ten years after the grant date in the case of the 2002 Plan and up to five years after the grant date in the case of the Directors Plan. To date, all grants under the Directors Plan have been restricted stock grants.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s Annual Incentive & Management Stock Purchase Plan (“Incentive Plan”) the Company may issue restricted stock units (“RSU’s”). RSU’s may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from available shares authorized under the 2002 Stock Based Incentive Compensation Plan or another shareholder-authorized plan.

The following table summarizes employee stock option information for the years ended December 31, 2006, 2005 and 2004:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	215	$12.00
Granted	—	—
Exercised	—	—
Forfeited	(33)	12.00

Outstanding at December 31, 2004	182	12.00
Granted	—	—
Exercised	—	—
Forfeited	(6)	12.00

Outstanding at December 31, 2005	176	12.00
Granted	—	—
Exercised	—	—
Forfeited	(7)	12.00

Outstanding at December 31, 2006	169	$12.00	0.9	$—

Exercisable at December 31, 2006	169	$12.00	0.9	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable was zero as of December 31, 2006.

The following table summarizes information concerning options outstanding under the Option Plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$12.00	169	0.9	$12.00	169	$12.00

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock activity for the years ended December 31, 2006, 2005, and 2004:

	Number of Shares			Weighted Average Grant Date Fair Value
(Shares in thousands)	2002 Plan	Directors Plan	Total
Nonvested, January 1, 2004	375	6	381	$5.80
Granted	295	6	301	5.42
Vested	(135)	(2)	(137)	5.56
Forfeited	(76)	(2)	(78)	5.78

Nonvested, December 31, 2004	459	8	467	5.63

Granted	—	5	5	3.83
Vested	(88)	(3)	(91)	6.36
Forfeited	(51)	—	(51)	5.24

Nonvested, December 31, 2005	320	10	330	5.47

Granted	115	5	120	4.10
Vested	(141)	(5)	(146)	5.22
Forfeited	(6)	—	(6)	5.90

Nonvested, December 31, 2006	288	10	298	5.03

In 2006, the Company granted 100 shares of restricted stock to an officer, 5 shares to non-employee directors, and 15 shares to non-executive officer employees. The shares granted to the officer and non-employee directors vest one-third per year over three years. The shares granted to the non-executive officer employees were fully vested on the date of grant.

In 2005, the Company granted 5 shares to non-employee directors. These shares vest one-third per year over three years.

In 2004, the Company granted 174 shares of restricted stock to certain officers, 6 shares to non-employee directors, and 121 shares to non-executive officer employees. The shares granted to officers vest 20% on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $6.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $9.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $6.00, $9.00, and $12.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. Seven years after the grant date or upon an earlier change of control of the Company, any unvested shares will vest. The shares granted to non-employee directors and non-executive officers vest one-third per year over three years.

As of December 31, 2006, there was $1.0 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.8 years. Total fair value of shares vested was $682, $460, and $774, for the years ended December 31, 2006, 2005, and 2004, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock unit activity for the years ended December 31, 2006 and 2005:

(RSU’s in thousands)	Number of RSUs
Outstanding, January 1, 2005	—
Granted	55
Vested	—
Forfeited	(6)

Outstanding, December 31, 2005	49
Granted	125
Vested	—
Forfeited	—

Outstanding, December 31, 2006	174

The RSUs generally vest between three and four years from the grant date. The Company has assumed a 10% rate of forfeiture based upon historical experience. The fair value of the liability associated with the outstanding RSU’s was $415 as of December 31, 2006.

In 2006, the Company issued 125 RSU’s, of which 45 cliff-vest three years from the date of grant and 80 vest 25% per year over four years. In 2005, the Company issued 55 RSUs to certain officers in connection with the Company’s incentive compensation plan for fiscal 2004. These RSU’s cliff-vest three years from the date of grant.

The following table summarizes total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004, respectively:

(in thousands)	2006	2005	2004
Restricted stock	$807	$651	$879
Restricted stock units	415	—	—

	$1,222	$651	$879

The following pro forma information illustrates the pro forma effect on net loss and net loss per share for the years ended December 31, 2005 and 2004, as if the Company had elected to recognize compensation cost associated with stock-based awards under the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	2005	2004
Net loss—as reported	$(59,990)	$(6,820)
Add: Stock-based employee compensation included in reported net loss, net of tax	423	571
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	(525)	(721)

Pro forma net loss	$(60,092)	$(6,970)

Net loss per share—basic and diluted:
As reported	$(4.94)	$(0.57)

Pro forma	$(4.95)	$(0.58)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Derivative Financial Instruments

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The Company recognized a non-current asset of $2,152 and $1,391 for the years ended December 31, 2006 and 2005, respectively and gains in other comprehensive income of $761 and $1,391 for the years ended December 31, 2006 and 2005, respectively.

The Company’s risk management reviews opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reported to management.

21.    Related Party Transactions

The Company was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2006, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s common stock. During 2006, an executive officer of Crown, and a director of Crown, served on Constar’s Board of Directors.

In 2002, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois, and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2006, 2005 and 2004, the Company paid Crown $1,484, $1,456 and $1,477, respectively, under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2007 and the current Alsip lease agreement expired on December 31, 2006. The Alsip lease is currently being renegotiated. The Belcamp lease is on a month to month basis. In addition, the Company also entered into a transition services agreement with Crown upon the completion of the Company’s initial public offering in November 2002. Under the transition services agreement, Crown provided services that included payroll, benefits administration, systems for accounting reporting and information technology. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement expired on December 31, 2005, and a new agreement is being negotiated. The Company recorded an expense of $2,828, $3,995 and $4,238 during the years ended December 31, 2006, 2005 and 2004, respectively, related to the transition services agreement and had a payable to Crown at December 31, 2006, and 2005 of $251 and $208, respectively.

In 2002, one of the Company’s subsidiaries, Constar, Inc. and a subsidiary of Crown called Crown Cork & Seal Company (USA), Inc., or Crown USA, entered into the Salt Lake City PET Products Supply and Lease of Related Assets Agreement (“SLC Agreement”). Under the SLC Agreement, Crown USA supplies Constar, Inc. with PET preforms and containers manufactured at Crown USA’s facility. The products are manufactured using equipment that Constar, Inc. leases to Crown USA which are maintained at Crown USA’s Salt Lake City facility. The SLC Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. The Company purchased approximately $15,426 and $15,888 of PET preforms and containers from Crown during the years ended December 31, 2005 and 2004, respectively. In November 2005, Crown USA sold its Salt Lake City facility to a third party.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, Constar Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continue to operate under its terms. The Company sold approximately $3,633, $2,748 and $3,811 of rings, bands and closures to Crown during the years ended December 31, 2006, 2005 and 2004, respectively. The Company had a net receivable from Crown of approximately $753 and $384 related to the Newark Agreement at December 31, 2006 and 2005, respectively.

In 2002, one of the Company’s subsidiaries, Constar Plastics of Italy, S.R.L., or Constar Italy, and a subsidiary of Crown called Crown Cork Italy S.p.A., or Crown Italy, entered into the Voghera PET Preform Supply and Lease of Related Assets Agreement (“Voghera Agreement”). Under the Voghera Agreement, Constar Italy supplied Crown Italy with resin and Crown Italy supplied Constar Italy with PET preforms manufactured at Crown Italy’s facility. The products were manufactured using equipment that Constar Italy leased to Crown Italy and maintained at Crown Italy’s facility. Crown Italy was sold by Crown to an unrelated third party in October 2005. The operations of Constar Italy were discontinued in 2006. Net of resin sales, the Company purchased approximately $2,211 and $3,199 of PET preforms from Crown Italy during the years ended December 31, 2005 and 2004, respectively. There were no amounts due from Crown Italy at December 31, 2006. The Company had approximately a $402 net payable due from Crown Italy at December 31, 2005.

In 2002, Constar Italy and Crown Faba Sirma S.p.A., or Crown Faba, entered into the Faba Supply Agreement (“Faba Agreement”). Under the Faba Agreement, Crown Faba blew preforms into bottles and sold the bottles to Constar Italy. Constar Italy sold preforms to Crown Faba. Crown Faba was sold by Crown in October 2005. The operations of Constar Italy were discontinued in 2006. The Company purchased approximately $518 and $2,395 of bottles from Crown during the years ended December 31, 2005 and 2004, respectively. The Company sold approximately $625 and $857 of preforms to Crown during the years ended December 31, 2005 and 2004, respectively. The Company had no outstanding balance with Crown at December 31, 2006 and 2005 related to the Faba Agreement.

In 2002, Crown Cork & Seal Technologies Corporation granted Constar International U.K. Limited a royalty-bearing license to certain closures technologies. This royalty bearing license was sold by Crown to an unrelated third party in October 2005. For the years ended December 31, 2005 and 2004, Constar International U.K. Limited paid to Crown Cork & Seal Technologies Corporation approximately £331 and £284, respectively, in royalties under this license and had a net payable to Crown of approximately £171 related to this license agreement at December 31, 2005.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which the Company agreed to pay a portion of any royalties earned on licenses to our Oxbar technology. The Company had a net payable to Crown of approximately $1.6 million related to this license at December 31, 2006 and 2005.

In 2002, the Company entered into a Benefits Allocation Agreement with Crown, under which the Company and Crown allocated responsibility for certain employee benefit liabilities. The Company retained or assumed all liability for compensation and benefits owed to the Company’s active or former employees, and assumed sponsorship of the Crown pension plan previously maintained for the Company’s hourly employees. The Company also expanded this plan to include the Company’s active salaried employees, establish savings and welfare plans for its active employees that are substantially equivalent to plans previously provided by Crown,

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and assume the stand-alone pension plans in the United Kingdom and Holland, including the corresponding assets and liabilities. As of December 31, 2006, the Company had an under-funded benefit obligation of approximately $15,169 under such plans.

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

22.    Other Income (Expense):

	For the year ended December 31,
	2006	2005	2004
Foreign exchange gains (losses)	$1,640	$(1,192)	$(30)
Legal settlement	—	(1,500)	25,100
Royalty income, net	1,149	778	1,277
Increase (decrease) in cash surrender value of life insurance	(284)	669	41
Interest income	133	138	169
Other	123	17	(591)

Total	$2,761	$(1,090)	$25,966

During 2005, the Company paid $1.5 million to settle a lawsuit by former and current employees of its Orlando, Florida facility. On November 1, 2004, Constar settled its Oxbar patent infringement action against Continental PET Technologies, Inc. and received $25.1 million proceeds.

23.    Segment Information

Constar has only one segment. The Company has operating plants in the United States and Europe which have similar economic characteristics. Each plant operation is similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales and long-lived assets for the countries in which Constar operated were:

	Net customer sales			Long-lived assets
	Year ended December 31,			December 31,
	2006	2005	2004	2006	2005	2004
United States	$746,236	$743,776	$621,765	$126,708	$140,100	$146,284
United Kingdom	120,639	126,592	120,977	16,096	11,056	31,512
Holland	56,202	52,743	54,322	5,431	4,555	12,079

Total	$923,077	$923,111	$797,064	$148,235	$155,711	$189,875

Constar’s financial systems do not produce complete financial information on a product line basis.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Major Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company typically protects itself from fluctuations in the price of PET resin through customer contracts that contain price adjustments based on the price of resin. In 2006, the Company’s top five customers accounted for an aggregate of 56% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 72% of the Company’s sales.

During 2006 and 2005, purchases by Pepsi Bottling Group accounted for approximately 33% and 32%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s sales in 2006 or 2005.

25.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of long-term debt and derivative financial instruments are based on quoted market prices.

The following table presents the estimated fair value of financial instruments:

	2006		2005
Assets (liabilities)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swap	$2,152	$2,152	$1,391	$1,391
Senior notes	(220,000)	(223,300)	(220,000)	(212,300)
Senior subordinated notes	(173,466)	(161,875)	(173,205)	(129,500)

26.    Subsequent Event

On March 20, 2007, the Company executed Amendment No. 4 to the Revolver Loan (the “Amendment”). Terms of the Amendment are summarized below. This summary is not a complete description of the terms of the Amendment, the full text of which is filed as an exhibit to the Company’s 2006 Annual Report filed on Form 10-K.

The Amendment increased the aggregate lending commitments from $70.0 million to $75.0 million. The amendment also:

•	Lowered interest charges by 50 basis points;

•	Lowered the cost on the unused portion of the facility;

•	Lowered the excess collateral availability requirement by $5 million to $15 million from $20 million, and;

•	Extended the scheduled termination date of the Revolver Loan from February 11, 2009 to February 11, 2012.

In order to access the additional $5.0 million of the amended Revolver Loan (from $70 million to $75 million), the Company would have to satisfy the Consolidated Fixed Charge Coverage Ratios contained in the indentures governing the Company’s Senior Notes and Subordinated Notes. Currently, the Company cannot satisfy these ratios.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Revolver Loan, interest charges for loans are calculated based on a floating rate plus a fixed margin. Under the Amendment, the fixed margin rates are reduced by 50 basis points to the following rates:

Monthly Available Credit	Base Rate Loans	Eurodollar Rate Loans
Greater than $50.0 million	0.50%	1.50%
Less than or equal $50.0 million and greater than $25.0 million	0.75%	1.75%
Less than or equal to $25.0 million	1.00%	2.00%

In addition, under the Revolver Loan, there was a 0.5% per annum unused commitment fee. Under the Amendment, this rate is reduced as follows:

Monthly Available Credit	Fee Rate
Greater than $25.0 million	0.375%
Less than or equal to $25.0 million	0.25%

27.    Condensed Consolidating Financial Information

As discussed in Note 10, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis along with the Company’s domestic subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of December 31, 2006 and December 31, 2005;

•	Statements of operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004; and

•	Statements of cash flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivable	—	118,470	7,394	(125,864)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net	—	77,874	5,481	—	83,355
Prepaid expenses and other current assets	—	11,109	165	—	11,274
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	281,865	33,814	(125,864)	189,815

Property, plant and equipment, net	—	142,803	5,432	—	148,235
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	457,299	19,757	—	(477,056)	—
Other assets	11,243	4,570	—	—	15,813
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$468,542	$597,808	$40,532	$(602,920)	$503,962

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$4,602	$103,965	$6,427	$—	$114,994
Intercompany payable	115,313	7,397	3,154	(125,864)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	119,915	111,362	18,261	(125,864)	123,674

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities	—	8,053	64	—	8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,381	140,509	20,775	(125,864)	548,801

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(44,839)	457,299	19,757	(477,056)	(44,839)

Total liabilities and stockholders’ equity (deficit)	$468,542	$597,808	$40,532	$(602,920)	$503,962

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets:
Cash and cash equivalents	$—	$6,744	$2,919	$—	$9,663
Intercompany receivable	—	70,168	3,749	(73,917)	—
Accounts receivable, net	—	65,542	3,247	—	68,789
Inventories, net	—	95,007	5,279	—	100,286
Prepaid expenses and other current assets	—	10,924	927	—	11,851
Current assets of discontinued operations	—	—	14,688	—	14,688

Total current assets	—	248,385	30,809	(73,917)	205,277

Property, plant and equipment, net	—	151,156	4,555	—	155,711
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	421,732	16,453	—	(438,185)	—
Other assets	10,958	10,459	—	—	21,417
Non-current assets of discontinued operations	—	—	3,434	—	3,434

Total assets	$432,690	$575,266	$38,798	$(512,102)	$534,652

Liabilities and Stockholders’ Equity (deficit)
Current Liabilities:
Short-term debt	$10,453	$—	$—	$—	$10,453
Intercompany payable	67,012	3,094	3,811	(73,917)	—
Accounts payable and accrued liabilities	3,880	121,017	4,960	—	129,857
Current liabilities of discontinued operations	—	—	10,693	—	10,693

Total current liabilities	81,345	124,111	19,464	(73,917)	151,003

Long-term debt, net of current portion	393,205	—	—	—	393,205
Pension and post-retirement liabilities	—	19,971	8	—	19,979
Deferred income taxes	—	3,536	—	—	3,536
Other liabilities	—	5,916	65	—	5,981
Non-current liabilities of discontinued operations	—	—	2,808	—	2,808

Total liabilities	474,550	153,534	22,345	(73,917)	576,512

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(41,860)	421,732	16,453	(438,185)	(41,860)

Total liabilities and stockholders’ equity (deficit)	$432,690	$575,266	$38,798	$(512,102)	$534,652

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$870,767	$56,202	$—	$926,969
Cost of products sold, excluding depreciation	—	775,449	52,519	—	827,968
Depreciation	—	32,796	645	—	33,441

Gross profit	—	62,522	3,038	—	65,560
Selling and administrative expenses	—	29,697	969	—	30,666
Research and technology expenses	—	6,177	—	—	6,177
Asset impairment charge	—	870			870
Provision for restructuring	—	854	—	—	854

Total operating expenses	—	37,598	969	—	38,567

Operating income	—	24,924	2,069	—	26,993
Interest expense	(40,234)	(934)	99	—	(41,069)
Other income (expense), net	—	2,814	(53)	—	2,761

Income (loss) from continuing operations before income taxes	(40,234)	26,804	2,115	—	(11,315)
(Provision for) benefit from income taxes	—	(36)	163	—	127

Income (loss) from continuing operations	(40,234)	26,768	2,278	—	(11,188)
Equity earnings	28,212	1,444	—	(29,656)	—
Loss from discontinued operations, net of taxes	—	—	(834)	—	(834)

Net income (loss)	$(12,022)	$28,212	$1,444	$(29,656)	$(12,022)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$875,302	$52,743	$—	$928,045
Cost of products sold, excluding depreciation	—	797,832	49,933	—	847,765
Depreciation	—	37,207	1,686	—	38,893

Gross profit	—	40,263	1,124	—	41,387
Selling and administrative expenses	—	22,676	3,267	—	25,943
Research and technology expenses	—	6,609	—	—	6,609
Write-off of deferred financing costs	10,025	—			10,025
Asset impairment charges	—	16,500	5,700	—	22,200
Provision for restructuring	—	218	—	—	218

Total operating expenses	10,025	46,003	8,967	—	64,995

Operating loss	(10,025)	(5,740)	(7,843)	—	(23,608)
Interest expense	(37,949)	(755)	79	—	(38,625)
Other income (expense), net	—	(3,230)	2,140	—	(1,090)

Loss from continuing operations before income taxes	(47,974)	(9,725)	(5,624)	—	(63,323)
Benefit from income taxes	—	2,404	1,690	—	4,094

Loss from continuing operations	(47,974)	(7,321)	(3,934)	—	(59,229)
Equity earnings	(12,016)	(4,695)	—	16,711	—
Income from discontinued operations, net of taxes	—	—	(761)	—	(761)

Net income (loss)	$(59,990)	$(12,016)	$(4,695)	$16,711	$(59,990)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$747,138	$53,927	$—	$801,065
Cost of products sold, excluding depreciation	—	656,537	49,605	—	706,142
Depreciation	—	47,268	2,282	—	49,550

Gross profit	—	43,333	2,040	—	45,373
Selling and administrative expenses	—	27,487	1,134	—	28,621
Research and technology expenses	—	5,725	—	—	5,725
Provision for restructuring	—	1,095	—	—	1,095

Total operating expenses	—	34,307	1,134	—	35,441

Operating income	—	9,026	906	—	9,932
Interest expense	(39,005)	(581)	—	—	(39,586)
Other income (expense), net	—	26,547	(581)	—	25,966

Income (loss) from continuing operations before income taxes	(39,005)	34,992	325	—	(3,688)
Provision for income taxes	—	(2,958)	(115)	—	(3,073)

Loss from continuing operations	(39,005)	32,034	210	—	(6,761)
Equity earnings	32,185	151	—	(32,336)	—
Loss from discontinued operations, net of taxes	—	—	(59)	—	(59)

Net income (loss)	$(6,820)	$32,185	$151	$(32,336)	$(6,820)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2006

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,022)	$28,212	$1,444	$(29,656)	$(12,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,984	32,903	1,286	—	36,173
Stock-based compensation	—	1,222	—	—	1,222
Asset impairment charges	—	870	—	—	870
Equity earnings	(28,212)	(1,444)	—	(29,656)	—
Changes in operating assets and liabilities	722	17,533	(219)	—	18,036

Net cash provided by (used in) operating activities	(37,528)	79,296	2,511	—	44,279

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22,540)	(931)	—	(23,471)
Proceeds from the sale of property, plant and equipment	—	380	523	—	903

Net cash used in investing activities	—	(22,160)	(408)	—	(22,568)

Cash flows from financing activities:
Proceeds from Revolver loan	811,544	—	—	—	811,544
Repayment of Revolver loan	(821,997)	—	—	—	(821,997)
Net change in intercompany loans	48,301	(47,794)	(507)	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	37,528	(47,794)	(2,047)	—	(12,313)

Effect of exchange rate changes on cash and cash equivalents	—	202	107	—	309

Net increase in cash and cash equivalents	—	9,544	163	—	9,707
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$16,288	$3,082	$—	$19,370

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2005

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(59,990)	$(12,016)	$(4,695)	$16,711	$(59,990)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,293	37,207	2,808	—	42,308
Stock-based compensation	—	900	—	—	900
Asset impairment charges	—	16,500	5,700		22,200
Write-off of deferred financing costs	6,556	—	—	—	6,556
Equity earnings	12,016	4,695	—	(16,711)	—
Changes in operating assets and liabilities	2,536	14,473	(2,340)	—	14,669

Net cash provided by ( used in) operating activities	(36,589)	61,759	1,473	—	26,643

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(31,278)	(1,308)	—	(32,586)
Proceeds from the sale of property, plant and equipment	—	1,986	13	—	1,999

Net cash used in investing activities	—	(29,292)	(1,295)	—	(30,587)

Cash flows from financing activities:
Proceeds from the sale of Senior Notes	220,000	—	—	—	220,000
Repayment of term loan	(121,941)	—	—	—	(121,941)
Proceeds from Revolver loan	771,256	—	—	—	771,256
Repayment of Revolver loan	(777,803)	—	—	—	(777,803)
Repayment of second lien loan	(75,000)	—	—	—	(75,000)
Costs associated with debt refinancing	(11,447)	—	—	—	(11,447)
Net change in intercompany accounts	31,524	(31,975)	451	—	—
Other financing activities	—	(247)	—	—	(247)

Net cash provided by (used in) financing activities	36,589	(32,222)	451	—	4,818

Effect of exchange rate changes on cash and cash equivalents	—	(292)	(235)	—	(527)

Net increase (decrease) in cash and cash equivalents	—	(47)	394	—	347
Cash and cash equivalents at beginning of period	—	6,791	2,525	—	9,316

Cash and cash equivalents at end of period	$—	$6,744	$2,919	$—	$9,663

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2004

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,820)	$32,185	$151	$(32,336)	$(6,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,273	47,264	3,796	—	53,333
Stock-based compensation	—	879	—	—	879
Restructuring and other exit activities	—	1,095	—		1,095
(Gain) loss on disposal of assets	—	768	(158)	—	610
Deferred income taxes	—	2,707	40		2,747
Equity earnings	(32,185)	(151)	—	32,336	—
Changes in operating assets and liabilities	(114)	(24,097)	(4,154)	—	(28,365)

Net cash provided by operating activities	(36,846)	60,650	(325)	—	23,479

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(18,562)	(3,592)	—	(22,154)
Proceeds from the sale of property, plant and equipment	—	289	—	—	289

Net cash used in investing activities	—	(18,273)	(3,592)	—	(21,865)

Cash flows from financing activities:
Repayment of Term B loan	(1,248)	—	—	—	(1,248)
Proceeds from Revolver loan	112,000	—	—	—	112,000
Repayment of Revolver loan	(120,000)	—	—	—	(120,000)
Net change in intercompany accounts	46,094	(48,222)	2,128	—	—

Net cash provided by (used in) financing activities	36,846	(48,222)	2,128	—	(9,248)

Effect of exchange rate changes on cash and cash equivalents	—	317	155	—	472

Net increase (decrease) in cash and cash equivalents	—	(5,528)	(1,634)	—	(7,162)
Cash and cash equivalents at beginning of period	—	12,319	4,159	—	16,478

Cash and cash equivalents at end of period	$—	$6,791	$2,525	$—	$9,316

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Quarterly Data (unaudited)

	2006
	First	Second	Third	Fourth
Net sales	220,813	252,294	246,732	207,130
Gross profit	12,449	21,001	20,671	11,439
Net loss	(6,342)	169	1,383	(7,232)

Per share data:

Net loss—basic and diluted	$(0.52)	$0.01	$0.11	$(0.59)
Weighted average shares outstanding—basic	12,197	12,208	12,235	12,254
Weighted average shares outstanding—diluted	12,197	12,540	12,589	12,254

	2005
	First	Second	Third	Fourth
Net sales	211,437	250,925	246,403	219,280
Gross profit	6,272	10,265	13,562	11,288
Net loss	(20,048)	(7,701)	(23,467)	(8,774)

Per share data:

Net loss—basic and diluted	$(1.65)	$(0.63)	$(1.93)	$(0.72)
Weighted average shares outstanding—basic and diluted	12,119	12,129	12,157	12,178

1.	The first quarter of 2005 includes a write-off of deferred financing costs of $10.0 million as a result of the Company’s repayment of its term loan and revolver loan.

2.	The third quarter of 2005 includes an asset impairment charge of $22.2 million relating to the U.K. and Netherlands operations.

3.	The fourth quarter of 2004 includes a pre-tax charge of $1.9 million for operating lease costs related to prior periods.

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2006
Trade accounts receivable	$1,688	$547	$(1,188)	$1,047
Inventory	829	523	(421)	931
Deferred taxes	32,033	2,103	(3,639)	30,497

For the Year Ended December 31, 2005
Trade accounts receivable	$2,396	$1,195	$(1,903)	$1,688
Inventory	447	930	(548)	829
Deferred taxes	10,192	21,841	—	32,033

For the Year Ended December 31, 2004
Trade accounts receivable	$2,970	$228	$(802)	$2,396
Inventory	918	420	(891)	447
Deferred taxes	5,518	4,674	—	10,192

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2006, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-(15e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company has completed its evaluation of its internal control and has concluded that the Company’s system of internal control was effective as of December 31, 2006 (see Management’s Report on Internal Control over Financial Reporting).

Change in Internal Control Over Financial Reporting

The Company’s management report on internal control over financial reporting for the year ended December 31, 2005 identified the following material weaknesses in our internal control over financial reporting:

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

These material weaknesses continued to exist as of the end of the first three quarters of 2006. In the fourth quarter of 2006, the Company completed the design and implementation of previously disclosed improvements in its internal control over financial reporting to address the material weaknesses. Such improvements, which were disclosed in the Company’s 2006 quarterly reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, were the hiring of additional finance and accounting personnel, the training of existing accounting staff and hiring trained skilled accounting staff to address the identified deficiencies, and the implementation of additional policies and procedures needed to remediate the deficiencies in its internal control over financial reporting. The Company also retained a consulting firm to assist the Company in assessing, designing, implementing and documenting improvements to the Company’s internal control over financial reporting relating to the material weaknesses identified above. Upon completion of its testing during the quarter ended December 31, 2006, management concluded that the material weaknesses identified in 2005 have been successfully remediated.

There has been no other change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected the Company’s internal control over financial reporting. The Company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the Company’s Audit Committee and independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement in the sections entitled “Executive Compensation” and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Company’s Proxy Statement in the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

1.1	Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).

4.4	Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.5	Supplemental Indenture, dated as of February 11, 2005, among Constar International U.K. Ltd., Constar International Inc., the Note Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 20, 2002, relating to the Company’s 11% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

4.6	Reserved.

4.7	U.S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.8	Access, Use and Intercreditor Agreement, dated as of February 11, 2005, by and among Citicorp USA Inc., as Administrative Agent for the Revolving Secured Parties (as defined), Citibank N.A., London Branch, as Security Trustee for the Revolving Secured Parties, The Bank of New York, as Trustee, for the First Mortgage Secured Parties, (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.9	Debenture, dated as of February 11, 2005, between Constar International U.K. Ltd., as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

10.1	Services Agreement, dated as of January 1, 2005, by and between Constar International Inc. and Crown Cork & Seal Company, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.2	Corporate Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.3	Non-Competition Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.4	Technical Services Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.5	Reserved.

10.6	Newark Component Supply and Lease of Related Assets Agreement, dated as of November 20, 2002, between Crown Cork & Seal Company (USA), Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.7	Registration Rights Agreement, dated as of November 20, 2002, by and between Constar International Inc. and Crown Cork & Seal Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.8	Reserved.

10.9	License and Royalty Sharing Agreement, dated as of November 20, 2002, between Constar International Inc. and Crown Cork & Seal Technologies Corporation (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.10	Benefits Allocation Agreement, dated as of November 20, 2002, by and between Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ending June 30, 2004 filed on August 9, 2004).†

10.11	Reserved.

10.12	Reserved.

10.13	Tax Sharing and Indemnification Agreement, dated as of November 20, 2002, by and among Crown Cork & Seal Company, Inc. and Constar International Inc. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.14	Lease Agreement, dated as of January 1, 2007, by and between CROWN Cork & Seal USA Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 31, 2007).

10.15	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).†

10.15a	Amendment, dated October 6, 2004, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.15b	Amendment, dated November 13, 2006, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002.††

10.18	Lease Agreement, dated as of January 1, 2004, by and between Crown Packaging Technology Inc. and Constar, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.19	Closures Patent License Agreement between Crown Cork & Seal Technologies Corporation and Constar International UK Limited (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

10.19a	Amendment No.1 to License Agreement, dated as of November 10, 2003, between Crown Cork & Seal Corporation and Constar International U.K. Limited. (incorporated by reference to Exhibit 10.19a filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).

10.20	Reserved.

10.21	Constar International Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).*

10.22	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan. (incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).*

10.23	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).*

10.24	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003 filed on August 18, 2003).*

10.25	Reserved.

10.26	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003 filed on August 18, 2003).*

10.27	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).*

10.28	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).*

10.29	Credit Agreement, dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.29a	Amendment No. 1, dated as of March 11, 2005, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2005).

10.29b	Amendment No. 2, dated as of August 17, 2005 to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.29b filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 29, 2006).

10.29c	Amendment No. 3 and Waiver, dated as of March 16, 2006, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2006).

10.29d	Amendment No. 4, dated as of March 20, 2007, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 26, 2007).

10.30	Pledge and Security Agreement, dated as of February 11, 2005, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.31	Security Trust Deed, dated as of February 11, 2005, among Constar International UK Ltd., Citicorp USA, Inc., Citicorp North America, Inc., Citibank, N.A. and Citibank, N.A. London Branch, as Trustee for the Secured Parties (as defined) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.32	Debenture, dated as of February 11, 2005, between Constar International U.K. Ltd., Citibank, N.A. London Branch, as Trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.33	Executive Employment Agreement, dated as of July 21, 2003 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003 filed on August 18, 2003).*

10.34	Agreement, dated December 1, 2003 between Constar International Inc. and Jerry Hatfield (incorporated by reference to Exhibit 10.38 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).*

10.35	Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).*

10.36	Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2004 filed on May 4, 2004).*

10.37	Executive Employment Agreement, dated as of December 12, 2005 by and between Constar International Inc. and Walter S. Sobon (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 12, 2005).*

21.1	Subsidiaries of Constar International Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.
†	Confidential treatment granted.
††	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 29, 2007	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2007

/s/ WALTER S. SOBON Walter S. Sobon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2007

/s/ JAMES A. LEWIS James A. Lewis	Director	March 29, 2007

/s/ WILLIAM G. LITTLE William G. Little	Director	March 29, 2007

/s/ MICHAEL D. MCDANIEL Michael D. McDaniel	Director	March 29, 2007

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 29, 2007

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 29, 2007

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 29, 2007

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 29, 2007