Form 10-Q
period 2007-03-31
CONSTAR INTERNATIONAL INC
filed 2007-05-15
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007

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

As of May 9, 2007, 12,578,244 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,866	$19,370
Accounts receivable, net	74,605	61,101
Accounts receivable - related party	551	856
Inventories, net	87,798	83,355
Prepaid expenses and other current assets	8,826	11,274
Deferred income taxes	2,334	2,257
Current assets of discontinued operations	476	11,602

Total current assets	180,456	189,815

Property, plant and equipment, net	149,617	148,235
Goodwill	148,813	148,813
Other assets	14,716	15,813
Non-current assets of discontinued operations	1,286	1,286

Total assets	$494,888	$503,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$2,220	$—
Accounts payable	80,656	82,611
Accounts payable - related party	886	950
Accrued expenses and other current liabilities	37,181	31,433
Current liabilities of discontinued operations	275	8,680

Total current liabilities	121,218	123,674

Long-term debt	393,530	393,466
Pension and postretirement liabilities	18,068	19,143
Deferred income taxes	2,334	2,257
Other liabilities	8,468	8,117
Non-current liabilities of discontinued operations	2,742	2,144

Total liabilities	546,360	548,801

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value - 12,809 shares issued; 12,560 shares and 12,576 shares outstanding at March 31, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	275,904	275,754
Accumulated other comprehensive loss	(18,634)	(18,958)
Treasury stock, at cost - 247 and 233 shares at March 31, 2007 and December 31, 2006, respectively	(832)	(704)
Accumulated deficit	(308,035)	(301,056)

Total stockholders’ deficit	(51,472)	(44,839)

Total liabilities and stockholders’ deficit	$494,888	$503,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net customer sales	$211,615	$219,857
Net affiliate sales	1,066	957

Net sales	212,681	220,814
Cost of products sold, excluding depreciation	192,965	200,406
Depreciation	7,511	7,959

Gross profit	12,205	12,449

Selling and administrative expenses	6,724	7,396
Research and technology expenses	1,614	1,338
Provision for restructuring	303	44

Total operating expenses	8,641	8,778

Operating income	3,564	3,671

Interest expense	(10,274)	(10,147)
Other income (expense), net	368	145

(Loss) Income from continuing operations before income taxes	(6,342)	(6,331)
(Provision for) benefit from income taxes	(6)	(88)

Loss from continuing operations	(6,348)	(6,419)
Income (loss) from discontinued operations, net of taxes	47	76

Net loss	$(6,301)	$(6,343)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.51)	$(0.53)
Discontinued operations	—	0.01

Net loss per share	$(0.51)	$(0.52)

Weighted average common shares outstanding:
Basic and Diluted	12,294	12,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,301)	$(6,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,118	8,729
Bad debt expense (recovery)	—	(506)
Restructuring and other exit activities	(163)	(83)
Stock-based compensation	418	239
Reclassification gain of foreign currency translation adjustments	(142)	—
Deferred income taxes	—	28
(Gain) loss on disposal of assets	(80)	(36)
Minority interest	(83)	19
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	(5,520)
Inventories	(4,247)	(6,415)
Prepaid expenses and other current assets	2,671	974
Accounts payable and accrued expenses	(5,460)	(461)
Change in outstanding overdrafts	561	640
Pension and postretirement benefits	(221)	316

Net cash used in operating activities	(6,929)	(8,419)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,649)	(6,680)
Proceeds from the sale of property, plant and equipment	80	36

Net cash used in investing activities	(8,569)	(6,644)

Cash flows from financing activities:
Proceeds from Revolver loan	193,427	223,265
Repayment of Revolver loan	(191,207)	(208,130)
Costs associated with debt financing	(248)	(299)
Repayment of other debt	—	(1,540)
Other	—	(35)

Net cash provided by financing activities	1,972	13,261

Effect of exchange rate changes on cash and cash equivalents	22	61

Net decrease in cash and cash equivalents	(13,504)	(1,741)
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$5,866	$7,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss						(6,343)	(6,343)
Foreign currency translation adjustments			536				536
Revaluation of cash flow hedge			2,072				2,072

Comprehensive loss							(3,735)

Issuance of restricted stock		319			(319)		—
Forfeitures of restricted stock		(4)		(42)	11		(35)
Stock-based compensation	—	—	—	—	239	—	239

Balance, March 31, 2006	$125	$276,646	$(24,833)	$(499)	$(1,453)	$(295,377)	$(45,391)

Balance, December 31, 2006	$125	$275,754	$(18,958)	$(704)	$—	$(301,056)	$(44,839)
Net loss						(6,301)	(6,301)
Foreign currency translation adjustments			249				249
Reclassification of foreign currency translation adjustments			(142)				(142)
Amortization of prior service cost			(79)				(79)
Amortization of actuarial net loss			867				867
Revaluation of cash flow hedge			(571)				(571)

Comprehensive loss							(5,977)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(128)			(128)
Stock-based compensation	—	150	—	—	—	—	150

Balance, March 31, 2007	$125	$275,904	$(18,634)	$(832)	$—	$(308,035)	$(51,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar and share amounts in thousands, unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 3 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestitures. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

The Company recorded a liability and a one-time charge to cost of sales for $435 in the first quarter of 2007. The liability related to a transaction that occurred in a prior period and was discovered during a review of documentation related to a payment processed subsequent to March 31, 2007. The Company concluded that the adjustment was not material to previously issued financial statements, the anticipated results for the year or the trend in earnings.

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 at the beginning of the first quarter of 2007. Upon adoption as of January 1, 2007, the Company recorded a reserve for uncertain tax positions in the amount of $0.7 million. This adjustment was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2007 the Company has $0.2 million accrued for interest and penalties.

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2003	2006
States (varies by jurisdictions)	2002	2006
United Kingdom	2005	2006
Netherlands	2001	2006
Italy - (discontinued operation)	2002	2006
Turkey - (discontinued operation)	Pending tax clearance

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS

157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on our results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The following summarizes the assets and liabilities of discontinued operations:

	March 31, 2007	December 31, 2006
Assets of Discontinued Operations:
Accounts receivable	$434	$11,482
Inventory	3	82
Prepaid expenses and other current assets	39	38

Total current assets of discontinued operations	476	11,602
Property, plant and equipment, net	1,286	1,286

Total assets of discontinued operations	$1,762	$12,888

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$275	$8,680

Total current liabilities of discontinued operations	275	8,680
Income taxes payable	678	—
Other liabilities	50	47
Minority interests	2,014	2,097

Total liabilities of discontinued operations	$3,017	$10,824

The following is a summary of the results of operations for discontinued operations for the three months ended March 31, 2007 and 2006:

	2007	2006
Net sales	$212	$9,879

Income (loss) from discontinued operations before income taxes and minority interest	(36)	100
Benefit from income taxes	—	(5)

Income (loss) from discontinued operations before minority interest	(36)	95
Minority interest	83	(19)

Income from discontinued operations	$47	$76

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the three months ended March 31, 2007:

Severance and Benefits

Balance at December 31, 2006	$115
Charges to income	51
Payments	(111)
Adjustments	(5)

Balance at March 31, 2007	$50

4. Accounts Receivable

	March 31, 2007	December 31, 2006
Trade and notes receivable	$67,434	$53,337
Less: allowance for doubtful accounts	(396)	(1,047)

Net trade and notes receivables	67,038	52,290
Value added taxes recoverable	4,060	6,451
Miscellaneous receivables	3,507	2,360

Total	$74,605	$61,101

5. Inventories

	March 31, 2007	December 31, 2006
Finished goods	$53,970	$51,237
Raw materials and supplies	33,828	32,118

Total	$87,798	$83,355

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,106 and $931 as of March 31, 2007 and December 31, 2006, respectively.

6. Property, Plant and Equipment

	March 31, 2007	December 31, 2006
Land and improvements	$3,819	$3,806
Buildings and improvements	70,069	70,078
Machinery and equipment	584,402	584,263

	658,290	658,147
Less: accumulated depreciation and amortization	(529,690)	(522,513)

	128,600	135,634
Construction in progress	21,017	12,601

Property, Plant and Equipment, net	$149,617	$148,235

7. Debt

The Company’s outstanding debt consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly.

On March 20, 2007, the Company amended the terms of the Revolver Loan. The amendment increased the aggregate lending commitments from $70.0 million to $75.0 million. The amendment also:

•	Lowered interest charges by 50 basis points;

•	Lowered the cost on the unused portion of the facility;

•	Lowered the excess collateral availability requirement to $15.0 million from $20.0 million, and;

•	Extended the scheduled termination date of the Revolver Loan from February 11, 2009 to February 11, 2012.

In order to access the additional $5.0 million of the amended Revolver Loan (from $70.0 million to $75.0 million), the Company would have to satisfy the Consolidated Fixed Charge Coverage Ratios contained in the indentures governing the Company’s Senior Notes and Subordinated Notes. Currently, the Company cannot satisfy these ratios.

Under the Revolver Loan, interest charges for loans are calculated based on a floating rate plus a fixed margin. Under the amendment, the fixed margin rates are reduced by 50 basis points to the following rates:

Monthly Available Credit	Base Rate Loans	Eurodollar Rate Loans
Greater than $50.0 million	0.50%	1.50%
Less than or equal $50.0 million and greater than $25.0 million	0.75%	1.75%
Less than or equal to $25.0 million	1.00%	2.00%

In addition, under the Revolver Loan, there was a 0.5% per annum unused commitment fee. Under the amendment, this rate is reduced as follows:

Monthly Available Credit	Fee Rate
Greater than $ 25.0 million	0.375%
Less than or equal to $25.0 million	0.25%

A summary of short-term and long-term debt follows:

	March 31, 2007	December 31, 2006
Short-Term:
Revolver	$2,220	$—

Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,470)	(1,534)

	$393,530	$393,466

At March 31, 2007, there was $4.2 million outstanding under letters of credit.

8. Restructuring

In September 2003, the Company implemented a cost reduction initiative (“2003 Plan”) under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. The 2003 Plan was completed during the three months ended March 31, 2007.

The following table presents an analysis of the 2003 Plan’s restructuring reserve activity for the three months ended March 31, 2007:

Lease Termination Costs
Balance at December 31, 2006	$98
Charges to income	7
Payments	(105)
Adjustments	—

Balance at March 31, 2007	$—

During the three months ended March 31, 2007, the Company charged $266 of equipment relocation costs and $30 of severance costs related to our U.S. operations to restructuring expense.

9. Commitments and Contingencies

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

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	March 31, 2007	December 31, 2006
Postretirement liabilities	$(22,599)	$(23,387)
Cash-flow hedge, net of tax	1,581	2,152
Foreign currency translation adjustments	2,384	2,277

Accumulated other comprehensive loss	$(18,634)	$(18,958)

11. Stock-Based Compensation

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

The maximum number of shares reserved under the 2002 Plan is 850 shares. The maximum number of shares reserved under the Directors Plan is 25. At March 31, 2007, 29 shares were available for future grants under the 2002 Plan and 6 shares were available for future grants under the Directors Plan.

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

The following table summarizes employee stock option activity for the three months ended March 31, 2007:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	169	$12.00
Granted	—
Exercised	—
Forfeited	(3)	—

Outstanding at March 31, 2007	166	$12.00	0.6	$—

Exercisable at March 31, 2007	166	$12.00	0.6	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable as of March 31, 2007 was zero.

The following table summarizes restricted stock activity during the three months ended March 31, 2007:

(Shares in thousands)	Number of Shares			Weighted Average Grant Date Fair Value
	2002 Plan	Directors Plan	Total
Nonvested, December 31, 2006	288	10	298	$5.03
Granted	—	—	—	—
Vested	(42)	—	(42)	5.57
Forfeited	—	—	—	—

Nonvested, March 31, 2007	246	10	256	4.94

As of March 31, 2007, there was $0.9 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.7 years. Total fair value of shares vested was $384 for the three months ended March 31, 2007.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2007:

(RSU’s in thousands)	Number of Restricted Stock Units
Outstanding, December 31, 2006	174
Granted	76

Outstanding, March 31, 2007	250

The RSU’s generally vest between three and four years from the grant date. During the three months ended March 31, 2007, in connection with the Company’s incentive compensation plan, the Company issued 76 RSU’s which cliff-vest three years from the date of grant.

RSU’s are classified as liabilities in the accompanying condensed consolidated financial statements. The fair value of the liabilities related to the RSU’s is remeasured at each balance sheet date and adjustments to the fair value of the RSU liabilities are recorded as compensation expense. The fair value of the liabilities associated with the outstanding RSU’s was $683 as of March 31, 2007.

The following table summarizes total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Restricted stock	$150	$187
Restricted stock units	268	52

	$418	$239

12. Earnings (Loss) Per Share

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

(shares in thousands)	Three months ended March 31,
	2007	2006
Basic weighted average shares outstanding	12,294	12,197
Potentially dilutive securities:
Employee stock options	—	—
Restricted stock	—	—

Total	—	—

Diluted weighted average shares outstanding	12,294	12,197

Diluted EPS for the three months ended March 31, 2007 and 2006 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. Diluted EPS for the three months ended March 31, 2007 and 2006 excludes approximately 0.3 million shares of restricted stock due to the loss for the period.

13. Pension and Other Postretirement Benefits

The components of net periodic pension cost for the three months ended March 31, 2007 and 2006 were as follows:

(in thousands)	2007			2006
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$258	$177	$435	$559	$255	$814
Interest cost	1,194	162	1,356	1,132	139	1,271
Expected return on plan assets	(1,469)	(208)	(1,677)	(1,296)	(156)	(1,452)
Amortization of net loss	648	42	690	849	42	891
Amortization of prior service cost	16	(18)	(2)	38	—	38

Total pension expense	$647	$155	$802	$1,282	$280	$1,562

The Company estimates that its expected contribution to its pension plans for 2007 will be approximately $4.9 million of which $1.2 million was paid during the three months ended March 31, 2007.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Interest cost	$63	$62
Amortization of net loss	178	171
Amortization of prior service cost	(77)	(77)

Total other postretirement benefits expense	$164	$156

14. Income Taxes

During the three months ended March 31, 2007, the Company recorded a valuation allowance of $1.2 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during 2007. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

15. Derivative Financial Instruments

The Company reviews opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reviewed by the Company’s executive management.

The Company has an interest rate swap for a notional amount of $100.0 million relating to its Senior Secured Floating Rate Notes. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. The objective and strategy for undertaking this interest rate swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Company’s debt due in 2012.

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap asset was $1.6 million at March 31, 2007 and $2.2 million at December 31, 2006. For the three months ended March 31, 2007, the Company recorded an unrealized loss in other comprehensive income of $0.6 million.

16. Other Income (Expense)

Other income (expense) consisted of the following for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Royalty income	$245	$137
Other income	79	—
Interest income	51	20
Foreign exchange gains (losses)	14	(12)
Decrease in cash surrender value of life insurance	(21)	—

Other income, net	$368	$145

17. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales by country for the three months ended March 31, 2007 and 2006 were as follows:

(in thousands)	2007	2006
United States	$164,144	$181,543
United Kingdom	29,563	26,010
Other	17,908	12,304

	$211,615	$219,857

18. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of March 31, 2007 and December 31, 2006;

•	Statements of operations for the three months ended March 31, 2007 and March 31, 2006; and

•	Statements of cash flows for the three months ended March 31, 2007 and March 31, 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,283	$4,583	$—	$5,866
Intercompany receivables	—	118,856	7,788	(126,644)	—
Accounts receivable, net	—	67,102	8,054	—	75,156
Inventories, net	—	83,121	4,677	—	87,798
Prepaid expenses and other current assets	—	8,529	297	—	8,826
Deferred income taxes	—	2,334	—	—	2,334
Current assets of discontinued operations	—	—	476	—	476

Total current assets	—	281,225	25,875	(126,644)	180,456

Property, plant and equipment, net	—	144,309	5,308	—	149,617
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	461,261	20,839	—	(482,100)	—
Other assets	10,367	4,349	—	—	14,716
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$471,628	$599,535	$32,469	$(608,744)	$494,888

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$2,220	$—	$—	$—	$2,220
Accounts payable and accrued liabilities	9,488	101,553	7,682	—	118,723
Intercompany payable	117,862	7,567	1,215	(126,644)	—
Current liabilities of discontinued operations	—	—	275	—	275

Total current liabilities	129,570	109,120	9,172	(126,644)	121,218

Long-term debt, net of current portion	393,530	—	—	—	393,530
Pension and postretirement liabilities	—	18,352	(284)	—	18,068
Deferred income taxes	—	2,334	—	—	2,334
Other liabilities	—	8,468	—	—	8,468
Non-current liabilities of discontinued operations	—	—	2,742	—	2,742

Total liabilities	523,100	138,274	11,630	(126,644)	546,360

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(51,472)	461,261	20,839	(482,100)	(51,472)

Total liabilities and stockholders’ equity (deficit)	$471,628	$599,535	$32,469	$(608,744)	$494,888

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,470	7,394	(125,864)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		77,874	5,481		83,355
Prepaid expenses and other current assets		11,109	165		11,274
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	281,865	33,814	(125,864)	189,815

Property, plant and equipment, net	—	142,803	5,432	—	148,235
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	457,299	19,757	—	(477,056)	—
Other assets	11,243	4,570			15,813
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$468,542	$597,808	$40,532	$(602,920)	$503,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	4,602	103,965	6,427	—	114,994
Intercompany payable	115,313	7,397	3,154	(125,864)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	119,915	111,362	18,261	(125,864)	123,674

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,381	140,509	20,775	(125,864)	548,801

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(44,839)	457,299	19,757	(477,056)	(44,839)

Total liabilities and stockholders’ equity (deficit)	$468,542	$597,808	$40,532	$(602,920)	$503,962

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$194,773	$17,908	$—	$212,681
Cost of products sold, excluding depreciation	—	176,745	16,220	—	192,965
Depreciation	—	7,243	268	—	7,511

Gross profit	—	10,785	1,420	—	12,205
Selling and administrative expenses	—	6,520	204	—	6,724
Research and technology expenses	—	1,614	—	—	1,614
Provision for restructuring	—	303	—	—	303

Total operating expenses	—	8,437	204	—	8,641

Operating income	—	2,348	1,216	—	3,564
Interest expense	(10,014)	(346)	86	—	(10,274)
Other income (expense), net	—	388	(20)	—	368

Income (loss) from continuing operations before income taxes	(10,014)	2,390	1,282	—	(6,342)
Provision for income taxes	—	(6)	—	—	(6)

Income (loss) from continuing operations	(10,014)	2,384	1,282	—	(6,348)
Equity earnings	3,713	1,329	—	(5,042)	—
Income from discontinued operations, net of taxes	—	—	47	—	47

Net income (loss)	$(6,301)	$3,713	$1,329	$(5,042)	$(6,301)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$208,509	$12,305		$220,814
Cost of products sold, excluding depreciation	—	188,729	11,677		200,406
Depreciation	—	7,803	156	—	7,959

Gross profit	—	11,977	472	—	12,449

Selling and administrative expenses	—	7,162	234		7,396
Research and technology expenses	—	1,338	—	—	1,338
Provision for restructuring	—	44	—	—	44

Total operating expenses	—	8,544	234	—	8,778

Operating income	—	3,433	238	—	3,671
Interest expense	(10,001)	(181)	35	—	(10,147)
Other income (expense), net	—	190	(45)	—	145

Income (loss) from continuing operations before income taxes	(10,001)	3,442	228	—	(6,331)
Provision for income taxes	—	(69)	(19)	—	(88)

Income (loss) from continuing operations	(10,001)	3,373	209	—	(6,419)
Equity earnings	3,658	285	—	(3,943)	—
Income from discontinued operations, net of taxes	—	—	76	—	76

Net income (loss)	$(6,343)	$3,658	$285	$(3,943)	$(6,343)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,301)	$3,713	$1,329	$(5,042)	$(6,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	617	7,301	200	—	8,118
Stock-based compensation	—	418	—	—	418
Reclassification gain of foreign currency translation adjustments	—	—	(142)		(142)
Equity earnings	(3,713)	(1,329)	—	5,042	—
Changes in operating assets and liabilities	4,886	(15,836)	1,928	—	(9,022)

Net cash provided by (used in) operating activities	(4,511)	(5,733)	3,315	—	(6,929)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8,649)	—	—	(8,649)
Proceeds from the sale of property, plant and equipment	—	80	—	—	80

Net cash used in investing activities	—	(8,569)	—	—	(8,569)

Cash flows from financing activities:
Proceeds from Revolver loan	193,427	—	—	—	193,427
Repayment of Revolver loan	(191,207)	—	—	—	(191,207)
Net change in intercompany loans	2,539	(701)	(1,838)	—	—
Costs associated with debt refinancing	(248)	—	—	—	(248)

Net cash provided by (used in) financing activities	4,511	(701)	(1,838)	—	1,972

Effect of exchange rate changes on cash and cash equivalents	—	(2)	24	—	22

Net increase (decrease) in cash and cash equivalents	—	(15,005)	1,501	—	(13,504)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$1,283	$4,583	$—	$5,866

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,343)	$3,645	$285	$(3,930)	$(6,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	546	7,803	380	—	8,729
Stock-based compensation	—	239	—	—	239
Equity earnings	(3,645)	(285)	—	3,930	—
Changes in operating assets and liabilities	5,278	(17,555)	1,233	—	(11,044)

Net cash provided by (used in) operating activities	(4,164)	(6,153)	1,898	—	(8,419)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6,377)	(303)	—	(6,680)
Proceeds from the sale of property, plant and equipment	—	36	—	—	36

Net cash used in investing activities	—	(6,341)	(303)	—	(6,644)

Cash flows from financing activities:
Proceeds from Revolver loan	223,265	—	—	—	223,265
Repayment of Revolver loan	(208,130)	—	—	—	(208,130)
Net change in intercompany loans	(10,672)	10,672	—	—	—
Costs associated with debt refinancing	(299)	—	—	—	(299)
Other financing activities	—	(35)	(1,540)	—	(1,575)

Net cash provided by (used in) financing activities	4,164	10,637	(1,540)	—	13,261

Effect of exchange rate changes on cash and cash equivalents	—	34	27	—	61

Net increase in cash and cash equivalents	—	(1,823)	82	—	(1,741)
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$4,921	$3,001	$—	$7,922

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Substantially all of the Company’s sales are covered by contracts. The volume-weighted average life of the Company’s contracts, excluding PepsiCo, is approximately 3.3 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, is scheduled to expire on December 31, 2008. The Company is discussing an extension with PepsiCo and there can be no assurance of the outcome of these discussions. In addition, in negotiations with certain customers for the continuation and the extension of supply agreements, the Company has agreed to price concessions. By the end of 2008, the net negative impact of contractual pricing is expected to be approximately $8.0 million compared to 2006, with price concessions of approximately $14.0 million to $16.0 million occurring in 2007.

Approximately 78% of the Company’s revenues in the first three months of 2007 were generated in the United States, with the remainder attributable to its European operations. During the first three months of 2007, one customer accounted for approximately 38.9% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 71.3% of the Company’s consolidated revenues. Approximately 72.8% of the Company’s sales in the first three months of 2007 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles. This is an accelerating trend in the industry. In addition, the Company believes that some future movement toward self-manufacturing of CSD packages is likely, particularly where freight costs are a significant factor. Increased self-manufacturing may result in excess capacity among merchant suppliers and create pricing pressures. As a result, profitability from conventional sales is expected to continue to decline over the next few years. The Company believes that in most cases, customers will continue to purchase conventional preforms from merchant suppliers.

The Company is a producer of higher profit custom products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. Approximately 20.9% of the Company’s sales in the first three months of 2007 related to custom PET containers. Custom unit volume declined approximately 7.9% in the first quarter of 2007. This decrease was driven by the temporary suspension of production by a customer and the softening in demand for some of the Company’s customer’s products.

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

There is currently a shortage of supply for purified isophthalic acid (“IPA”), a raw material for the production of PET. This shortage is being caused by the shut-down of a U.S. plant that produces a significant amount of IPA, and it is uncertain when this plant will resume production. The Company maintains a diverse group of resin suppliers, including foreign-based suppliers and a supplier that manufactures its own IPA. As a result, the Company does not currently expect that the IPA shortage will impact the Company’s operations. It is unclear when normal IPA production will resume. A prolonged shortage of IPA supply could tighten the availability of PET and cause an increase in PET prices.

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

The Company is highly leveraged. As of March 31, 2007, the Company’s debt structure consisted of a $75.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of March 31, 2007, the Company had $2.2 million outstanding under its Revolver Loan and $4.2 million outstanding under letters of credit. Interest expense for the first three months of 2007 was $10.3 million.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net Sales

	Three months ended March 31,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)
	2007	2006
United States	$165.2	$182.5	$(17.3)	(9.5)%
Europe	47.5	38.3	9.2	24.0%

Total	$212.7	$220.8	$(8.1)	(3.7)%

The decrease in consolidated sales was driven by a decline in conventional and custom unit volumes. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to non-carbonated drinks such as energy drinks and teas, some of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in preform volume, and a strengthening of the British Pound and Euro against the dollar.

In the U.S., net sales in the first quarter of 2007 decreased compared to net sales in the first quarter of 2006. The decrease in U.S. net sales was principally driven by declines in unit volume. Total U.S. unit volume decreased 8.7 % over the first quarter of 2006. Custom unit volume decreased 7.9%, while conventional unit volume declined 9.8 % compared to the first quarter of 2006.

The increase in European net sales in the first quarter of 2007 was primarily due to favorable foreign currency translations along with increased total unit volume of 6.3 % compared to the first quarter of 2006.

Gross Profit

	Three months ended March 31,		Increase (Decrease)
(dollars in millions)
	2007	2006
United States	$11.6	$12.6	$(1.0)
Europe	0.6	(0.2)	0.8

Total	$12.2	$12.4	$(0.2)

Percent of net sales	5.7%	5.6%

The decrease in gross profit in the first quarter of 2007 compared to the first quarter of 2006 was the result of lower pricing, decreased volumes and the impact of a one-time charge, partially offset by improved customer and product mix, lower manufacturing costs and the impact of the Company’s ongoing Best Cost Producer program focused on long-term manufacturing productivity improvements. The Company recorded a liability and a one-time charge to cost of sales for $435 in the first quarter of 2007. The liability related to a transaction that occurred in a prior period and was discovered during a review of documentation related to a payment processed subsequent to March 31, 2007. The Company concluded that the adjustment was not material to previously issued financial statements, the anticipated results for the year or the trend in earnings.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.7 million, or 9.1%, to $6.7 million in the first quarter of 2007 from $7.4 million in the first quarter of 2006. This decrease was primarily driven by lower legal and audit fees.

Research and Technology Expenses

Research and technology expenses were $1.6 million in the first quarter of 2007 compared to $1.3 million in the first quarter of 2006. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

During the first quarter of 2007 the Company recorded restructuring charges of $0.3 million, which consisted of equipment relocation and severance costs related to our U.S. operations.

Operating Income

Operating income decreased to $3.6 million in the first quarter of 2007 compared to $3.7 million in the first quarter of 2006. This decrease in operating income primarily relates to increased restructuring expenses of $0.3 million and the one-time charge of $0.4 million, partially offset by the improved operating performance described above.

Interest Expense

Interest expense increased $0.2 million to $10.3 million in the first quarter of 2007 from $10.1 million in the first quarter of 2006 as a result of a higher effective interest rate partially offset by lower average borrowings.

Other (Income) Expense, net

Other income was $0.4 million in the first quarter of 2007 compared to $0.1 million in the first quarter of 2006. The increase in other income primarily resulted from increases in royalty income, interest income, and foreign currency gains, partially offset by a decrease in the cash surrender value of life insurance policies.

Benefit from Income Taxes

The Company recorded no provision for income taxes for the first quarter of 2007 compared to a provision of $0.1 million in the first quarter of 2006. During the first quarter of 2007 the Company recorded a valuation allowance of $1.2 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during the first quarter of 2007. During the first quarter of 2006, the Company recorded an additional valuation allowance of $2.1 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations.

Income from Discontinued Operations, net of taxes

Income from discontinued operations in the first quarter of 2007 and 2006 was approximately $0.1 million. The income is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Net Loss

Net loss in the first quarter of 2007 was $6.3 million, or $0.51 loss per basic and diluted share, compared to a net loss in the first quarter of 2006 of $6.3 million, or $0.52 loss per basic and diluted share.

Liquidity and Capital Resources

The Company’s outstanding debt consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly.

At March 31, 2007, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $2.2 million outstanding on the Revolver Loan, and $4.2 million of letters of credit outstanding under the Revolver Loan.

The Revolver Loan imposes maximum capital expenditures of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2006, Constar spent $23.5 million in capital expenditures, allowing $14.3 million to be carried over to 2007. The Company currently expects to spend between $30.0 million and $35.0 million in capital expenditures in 2007.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2007 liquidity will be 2007 financial performance. Liquidity at March 31, 2007 was $65.0 million as compared to $42.5 million at March 31, 2006.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

Cash Flows

The following table presents selected cash flow data.

	Three months ended March 31,		Increase (Decrease)
(dollars in millions)
	2007	2006
Net cash used in operating activities	$(6.9)	$(8.4)	$(1.5)

Net cash used in investing activities	$(8.6)	$(6.6)	$2.0

Net cash provided by financing activities	$2.0	$13.3	$(11.3)

Net cash used in operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, decreased primarily due to working capital improvement of $2.3 million. Days sales in accounts receivable increased slightly to approximately 31.8 days at March 31, 2007 from 30.9 days at March 31, 2006. This increase was the result of a delay in payment from certain of the Company’s European customers. Inventory days decreased to approximately 39.4 days at March 31, 2007 from 45.4 days at March 31, 2006. Days payable in accounts payable and accrued liabilities decreased to 53.3 days at March 31, 2007 compared to 55.0 days at March 31, 2006.

The increase in net cash used in investing activities was due to an increase in capital spending. Capital expenditures primarily related to custom projects and our Best Cost Producer program.

Net cash provided by financing activities for the three months ended March 31, 2007 was primarily comprised of net borrowings of $2.2 million on the Revolver Loan. Net cash provided by financing activities for the three months ended March 31, 2006 was primarily comprised of net borrowings of $15.1 million on the Revolver Loan offset by the repayment of $1.5 million of other debt.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 9 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $51.5 million at March 31, 2007 from $44.8 million deficit at December 31, 2006. This increase was primarily due to a net loss in the first quarter of 2007 of $6.3 million, a negative adjustment of $0.7 million due to the adoption of FIN 48, and a loss on the revaluation of a cash flow hedge of $0.6 million, which was partially offset by pension amortization of $0.8 million and currency translation adjustments of $0.1 million during the three months ended March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The Company adopted FIN 48 at the beginning of the first quarter of 2007. Upon adoption as of January 1, 2007, the Company recorded a reserve for uncertain tax positions in the amount of $0.7 million. This adjustment was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on our results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 22% of total revenues from sales in foreign currencies during the three months ended March 31, 2007. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates in effect on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues in the first three months of 2007 from its foreign locations that utilize currencies other than the U.S. dollar, a 10.0% increase in the U.S. dollar value would result in approximately a $4.3 million reduction in net sales. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At March 31, 2007, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of March 31, 2007, a 1.0% change in LIBOR would have resulted in an increase of $1.2 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Thee controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2007, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 9 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

There is currently a shortage of a key raw material that is used in the production of PET resin.

There is currently a shortage of supply for purified isophthalic acid (“IPA”), a raw material for the production of PET. This shortage is being caused by the shut-down of a U.S. plant that produces a significant amount of IPA, and it is uncertain when this plant will resume production. A prolonged shortage of IPA supply could tighten the availability of PET and cause an increase in PET prices.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

10.30a	Amendment No. 1 to Pledge and Security Agreement, dated as of March 20, 2007, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc., as Administrative Agent.

10.32a	Debenture, dated as of March 20, 2007, between Constar International U.K. Ltd. and Citibank, N.A., London Branch, as Security Trustee. ††

10.38	Share Mortgage, dated as of February 11, 2005, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent.

10.38a	Share Mortgage, dated as of March 20, 2007, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: May 15, 2007	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)