Form 10-Q
period 2007-06-30
CONSTAR INTERNATIONAL INC
filed 2007-08-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

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

As of August 7, 2007, 12,564,283 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,201	$19,370
Accounts receivable, net	83,081	61,101
Accounts receivable - related party	558	856
Inventories, net	86,564	83,355
Prepaid expenses and other current assets	7,744	11,274
Deferred income taxes	1,918	2,257
Current assets of discontinued operations	596	11,602

Total current assets	189,662	189,815

Property, plant and equipment, net	151,249	148,235
Goodwill	148,813	148,813
Other assets	16,236	15,813
Non-current assets of discontinued operations	1,284	1,286

Total assets	$507,244	$503,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$98,172	$82,611
Accounts payable - related party	521	950
Accrued expenses and other current liabilities	37,506	31,433
Current liabilities of discontinued operations	344	8,680

Total current liabilities	136,543	123,674

Long-term debt	393,594	393,466
Pension and postretirement liabilities	17,458	19,143
Deferred income taxes	1,918	2,257
Other liabilities	8,297	8,117
Non-current liabilities of discontinued operations	2,662	2,144

Total liabilities	560,472	548,801

Commitments and contingent liabilities (Note 9)

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value - 12,820 shares and 12,809 shares issued, 12,571 shares and 12,576 shares outstanding at June 30, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	276,076	275,754
Accumulated other comprehensive loss	(15,722)	(18,958)
Treasury stock, at cost - 249 and 233 shares at June 30, 2007 and December 31, 2006, respectively	(844)	(704)
Accumulated deficit	(312,863)	(301,056)

Total stockholders’ deficit	(53,228)	(44,839)

Total liabilities and stockholders’ deficit	$507,244	$503,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net customer sales	$239,192	$251,038	$450,808	$470,895
Net affiliate sales	1,047	1,256	2,112	2,212

Net sales	240,239	252,294	452,920	473,107
Cost of products sold, excluding depreciation	217,600	221,000	410,565	421,696
Depreciation	7,882	10,628	15,393	18,586

Gross profit	14,757	20,666	26,962	32,825

Selling and administrative expenses	4,756	7,770	11,480	14,918
Research and technology expenses	2,156	1,688	3,770	3,026
Asset impairment charges	—	870	—	870
Provision for restructuring	2,832	182	3,135	225

Total operating expenses	9,744	10,510	18,385	19,039

Operating income	5,013	10,156	8,577	13,786

Interest expense	(10,302)	(10,464)	(20,576)	(20,650)
Other income (expense), net	557	810	925	951

Income (loss) from continuing operations before income taxes	(4,732)	502	(11,074)	(5,913)
Benefit from income taxes	6	—	—	—

Income (loss) from continuing operations	(4,726)	502	(11,074)	(5,913)
Loss from discontinued operations, net of taxes	(102)	(333)	(55)	(261)

Net income (loss)	$(4,828)	$169	$(11,129)	$(6,174)

Basic earnings (loss) per common share:
Continuing operations	$(0.38)	$0.04	$(0.90)	$(0.48)
Discontinued operations	(0.01)	(0.03)	—	(0.02)

Net income (loss) per share	$(0.39)	$0.01	$(0.90)	$(0.50)

Diluted earnings (loss) per common share:
Continuing operations	$(0.38)	$0.04	$(0.90)	$(0.48)
Discontinued operations	(0.01)	(0.03)	—	(0.02)

Net income (loss) per share	$(0.39)	$0.01	$(0.90)	$(0.50)

Weighted average common shares outstanding:
Basic	12,308	12,208	12,301	12,203

Diluted	12,308	12,540	12,301	12,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,129)	$(6,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,023	20,078
Asset impairment charges	—	870
Bad debt expense (recovery)	123	(506)
Restructuring and other exit activities	2,177	(696)
Stock-based compensation	488	438
Reclassification gain of foreign currency translation adjustments	(142)	—
Deferred income taxes	—	(107)
(Gain) loss on disposal of assets	(154)	205
Minority interest	(178)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,004)	(14,824)
Inventories	(2,761)	7,611
Prepaid expenses and other current assets	4,448	2,004
Accounts payable and accrued expenses	10,104	(8,647)
Change in outstanding book overdrafts	(1,450)	(162)
Pension and postretirement benefits	(351)	125

Net cash provided by operating activities	7,194	215

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,614)	(12,677)
Proceeds from the sale of property, plant and equipment	545	41

Net cash used in investing activities	(17,069)	(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	430,359
Repayment of Revolver loan	(387,458)	(416,644)
Costs associated with debt financing	(385)	(320)
Repayment of other debt	—	(1,540)

Net cash provided by (used in) financing activities	(385)	11,855

Effect of exchange rate changes on cash and cash equivalents	91	274

Net decrease in cash and cash equivalents	(10,169)	(292)
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$9,201	$9,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss						(6,174)	(6,174)
Foreign currency translation adjustments			1,557				1,557
Revaluation of cash flow hedge			3,522				3,522

Comprehensive loss							(1,095)

Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Forfeitures of restricted stock				(48)			(48)
Stock-based compensation	—	365	—	—	—	—	365

Balance, June, 2006	$125	$275,312	$(22,362)	$(505)	$—	$(295,208)	$(42,638)

Balance, December 31, 2006	$125	$275,754	$(18,958)	$(704)	$—	$(301,056)	$(44,839)
Net loss						(11,129)	(11,129)
Foreign currency translation adjustments			505				505
Reclassification of foreign currency translation adjustments			(142)				(142)
Amortization of prior service cost			(158)				(158)
Amortization of actuarial net loss			1,736				1,736
Revaluation of cash flow hedge			1,295				1,295

Comprehensive loss							(7,893)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(140)			(140)
Stock-based compensation	—	322	—	—	—	—	322

Balance, June 30, 2007	$125	$276,076	$(15,722)	$(844)	$—	$(312,863)	$(53,228)

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of these operations have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 3 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestitures. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At June 30, 2007 the Company had $0.2 million accrued for interest and penalties.

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2003	2006
States (varies by jurisdictions)	2002	2006
United Kingdom	2005	2006
Netherlands	2001	2006
Italy - (discontinued operation)	2002	2006
Turkey - (discontinued operation)	Pending tax clearance

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 to have a material impact on its results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-04 to have a material impact on its results of operations or financial condition.

3. Discontinued Operations

The supply agreement of the Company’s Turkish joint venture has expired and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The joint venture’s manufacturing assets were sold in December 2006. The Company intends to liquidate the joint venture following the sale of the joint venture’s remaining assets. In addition, the Company has decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, for the three and six months ended June 30, 2007, the Company has reclassified $142 of cumulative translation adjustments related to its Italian operation out of accumulated other comprehensive loss and into other income.

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

The following summarizes the assets and liabilities of discontinued operations:

	June 30, 2007	December 31, 2006
Assets of Discontinued Operations:
Accounts receivable	$550	$11,482
Inventory	3	82
Prepaid expenses and other current assets	43	38

Total current assets of discontinued operations	596	11,602
Property, plant and equipment, net	1,284	1,286

Total assets of discontinued operations	$1,880	$12,888

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$344	$8,680

Total current liabilities of discontinued operations	344	8,680

Other liabilities	743	47
Minority interests	1,919	2,097

Total liabilities of discontinued operations	$3,006	$10,824

The following is a summary of the results of operations for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$317	$10,803	$529	$20,682

Loss from discontinued operations before income taxes and minority interest	(192)	(403)	(228)	(260)
(Provision for) benefit from income taxes	(5)	52	(5)	—

Loss from discontinued operations before minority interest	(197)	(351)	(233)	(260)
Minority interest	95	18	178	(1)

Loss from discontinued operations, net of taxes	$(102)	$(333)	$(55)	$(261)

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the six months ended June 30, 2007:

Severance and Benefits
Balance at December 31, 2006	$115
Charges to income	116
Payments	(157)
Adjustments	(5)

Balance at June 30, 2007	$69

4. Accounts Receivable

	June 30, 2007	December 31, 2006
Trade and notes receivable	$74,265	$53,337
Less: allowance for doubtful accounts	(386)	(1,047)

Net trade and notes receivables	73,879	52,290
Value added taxes recoverable	5,858	6,451
Miscellaneous receivables	3,344	2,360

Total	$83,081	$61,101

5. Inventories

	June 30, 2007	December 31, 2006
Finished goods	$49,414	$51,237
Raw materials and supplies	37,150	32,118

Total	$86,564	$83,355

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,094 and $931 as of June 30, 2007 and December 31, 2006, respectively.

6. Property, Plant and Equipment

	June 30, 2007	December 31, 2006
Land and improvements	$3,848	$3,806
Buildings and improvements	70,808	70,078
Machinery and equipment	589,875	584,263

	664,531	658,147
Less: accumulated depreciation and amortization	(539,806)	(522,513)

	124,725	135,634
Construction in progress	26,524	12,601

Property, Plant and Equipment, net	$151,249	$148,235

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

Under the Revolver Loan, interest charges for loans are calculated based on a floating rate plus a fixed margin. Under the amendment, the fixed margin rates are reduced by 50 basis points to the following rates:

Monthly Available Credit	Base Rate Loans	Eurodollar Rate Loans
Greater than $50.0 million	0.50%	1.50%
Less than or equal $50.0 million and greater than $25.0 million	0.75%	1.75%
Less than or equal to $25.0 million	1.00%	2.00%

In addition, under the Revolver Loan, there was a 0.5% per annum unused commitment fee. Under the amendment, this rate is reduced as follows:

Monthly Available Credit	Fee Rate
Greater than $ 25.0 million	0.375%
Less than or equal to $25.0 million	0.25%

A summary of debt follows:

	June 30, 2007	December 31, 2006
Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,406)	(1,534)

	$393,594	$393,466

At June 30, 2007, there was $4.1 million of letters of credit issued under the Revolver Loan.

8. Restructuring

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company has been evaluating restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees (the “2007 Holland Plan”). In connection with these terminations the Company estimates that it will make net cash expenditures of approximately $2.8 million. Payments of approximately $1.5 million are expected to be made in the third quarter of 2007 and payments of approximately $1.2 million are expected to be made in the fourth quarter of 2007, with the remaining payments to be made in the first quarter of 2008. The payments principally relate to severance costs.

The following table presents an analysis of the 2007 Holland Plan’s restructuring reserve activity for the six months ended June 30, 2007:

	Severance and Benefits	Other Costs	Total
Balance at December 31, 2006	$—	$—	$—
Charges to income	2,406	319	2,725
Payments	(304)	(85)	(389)
Adjustments	43	6	49

Balance at June 30, 2007	$2,145	$240	$2,385

In September 2003, the Company implemented a cost reduction initiative (“2003 Plan”) under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. The 2003 Plan was completed during the first quarter of 2007.

The following table presents an analysis of the 2003 Plan’s restructuring reserve activity for the six months ended June 30, 2007:

Lease Termination Costs
Balance at December 31, 2006	$98
Charges to income	7
Payments	(105)
Adjustments	—

Balance at June 30, 2007	$—

The following table presents costs incurred in the Company’s U.S operations which were charged to restructuring expense in 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Equipment relocation costs	$105	$371
Severance and benefits	2	32

	$107	$403

9. Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated putative securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al.(Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted on June 7, 2005 and the Company’s answer was filed on August 8, 2005. On November 14, 2005, the Company filed a motion for judgment on the pleadings. The court denied the Company’s motion on May 24, 2006. On June 8, 2006, plaintiffs filed a motion for class certification. This motion was referred to the Special Master, and on May 9, 2007, the Special Master issued a Report and Proposed Order granting the motion. Defendants filed objections to the Report and Proposed Order of the Special Master on May 17, 2007. Those objections are currently pending. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

On March 13, 2007, Marshall Packaging Co. LLC brought suit in the Eastern District of Texas, C. A. No. 6:07cv118, against Amcor PET Packaging USA Inc. and Wal-Mart Stores Inc., alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages (“the Lawsuit”). On April 5, 2007, Marshall settled with Amcor for an undisclosed amount and Amcor was subsequently dismissed from the Lawsuit. On June 29, 2007, Marshall amended its Complaint to add Premium Waters, Inc., a Wal-Mart supplier, as a defendant. The Company is a supplier of certain containers to Premium, and Premium is claiming indemnity from the Company with respect to some as yet unknown portion of the containers that Premium sells to Wal-Mart. At this early stage, before discovery has begun, the Company does not know which or how many Constar containers are included among those accused in the Lawsuit. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend against any attempt to implicate its containers in the Lawsuit.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	June 30, 2007	December 31, 2006
Postretirement liabilities, net of tax	$(21,809)	$(23,387)
Cash-flow hedge, net of tax	3,447	2,152
Foreign currency translation adjustments	2,640	2,277

Accumulated other comprehensive loss	$(15,722)	$(18,958)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(4,828)	$169	$(11,129)	$(6,174)
Foreign currency translation adjustment	256	1,021	363	1,557
Postretirement amortization	790	—	1,578	—
Revaluation of cash flow hedge	1,866	1,450	1,295	3,522

Comprehensive income (loss)	$(1,916)	$2,640	$(7,893)	$(1,095)

11. Stock-Based Compensation

On May 30, 2007, the Company’s stockholders approved the 2007 Stock-Based Incentive Compensation Plan (the “2007 Plan”) and the 2007 Non-Employee Directors’ Equity Incentive Plan (the “2007 Directors Plan”).

Under the Company’s 2007 Stock-Based Incentive Compensation Plan (the “2007 Plan”) and 2002 Stock-Based Incentive Compensation Plan (the “2002 Plan”), employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. Under the Company’s 2007 Non-Employee Directors’ Equity Incentive Plan (the “2007 Directors Plan”) and 2002 Non-Employee Directors’ Equity Incentive Plan (the “2002 Directors Plan”), non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. These plans are each administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the awards.

The following table shows the shares authorized for issuance and shares available for future grants under each of the plans:

Plan	Shares Authorized For Issuance	Shares Available For Future Grants
2007 Plan	850	850
2002 Plan	850	22

2007 Directors Plan	50	50
2002 Directors Plan	25	6

Generally, no more than 300 shares may be granted under the 2007 Plan in any plan year.

Options granted are to be issued at prices not less than fair market value on the date of grant and expire up to ten years after the grant date in the case of the 2007 Plan, 2002 Plan and 2007 Directors Plan and up to five years after the grant date in the case of the 2002 Directors Plan. To date, all grants under the 2002 Directors Plan have been restricted stock grants.

In connection with the Company’s Annual Incentive & Management Stock Purchase Plan (“Incentive Plan”) the Company may issue restricted stock units (“RSUs”). RSUs may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from available shares authorized under a stockholder-authorized plan.

The following table summarizes employee stock option activity for the six months ended June 30, 2007:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	169	$12.00
Granted	—
Exercised	—
Forfeited	(5)	—

Outstanding at June 30, 2007	164	$12.00	0.4	$—

Exercisable at June 30, 2007	164	$12.00	0.4	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable as of June 30, 2007 was zero.

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

(Shares in thousands)	Number of Shares			Weighted Average
	2002 Plan	Directors Plan	Total	Grant Date Fair Value
Nonvested, December 31, 2006	288	10	298	$5.03
Granted	13	—	13	9.78
Vested	(47)	—	(47)	5.80
Forfeited	—	—	—	—

Nonvested, June 30, 2007	254	10	264	5.13

As of June 30, 2007, there was $836 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.5 years. Total fair value of shares vested was $424 for the six months ended June 30, 2007.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2007:

(RSU’s in thousands)	Number of Restricted Stock Units
Outstanding, December 31, 2006	174
Granted	76

Outstanding, June 30, 2007	250

The RSUs generally vest between three and four years from the grant date. During the six months ended June 30, 2007, in connection with the Incentive Plan, the Company issued 76 RSUs which cliff-vest three years from the date of grant.

RSUs are classified as liabilities in the accompanying condensed consolidated financial statements. The fair value of the liabilities related to the RSUs is remeasured at each balance sheet date and adjustments to the fair value of the RSU liabilities are recorded as compensation expense. The fair value of the liabilities associated with the outstanding RSUs was $581 as of June 30, 2007.

The following table summarizes total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restricted stock	$171	$178	$321	$365
Restricted stock units	(101)	21	167	73

	$70	$199	$488	$438

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

(shares in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	12,308	12,208	12,301	12,203

Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	332	—	—

Total	—	332	—	—

Diluted weighted average shares outstanding	12,308	12,540	12,301	12,203

Diluted EPS for the three and six months ended June 30, 2007 and 2006 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. Diluted EPS for the three and six months ended June 30, 2007 and the six months ended June 30, 2006 excludes approximately 0.3 million shares of restricted stock due to the loss for the period.

13. Pension and Other Postretirement Benefits

The components of net periodic pension cost were as follows:

(in thousands)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$258	$177	$435	$559	$255	$814
Interest cost	1,193	161	1,354	1,132	139	1,271
Expected return on plan assets	(1,469)	(208)	(1,677)	(1,296)	(156)	(1,452)
Amortization of net loss	649	43	692	849	42	891
Amortization of prior service cost	16	(18)	(2)	38	—	38

Total pension expense	$647	$155	$802	$1,282	$280	$1,562

(in thousands)	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$517	$353	$870	$1,118	$510	$1,628
Interest cost	2,388	323	2,711	2,265	277	2,542
Expected return on plan assets	(2,938)	(415)	(3,353)	(2,592)	(312)	(2,904)
Amortization of net loss	1,297	84	1,381	1,697	85	1,782
Amortization of prior service cost	31	(36)	(5)	76	—	76

Total pension expense	$1,295	$309	$1,604	$2,564	$560	$3,124

The Company sponsors various retirement plans for most full-time employees. During 2006, the Company conducted a study of our U.S. employee retirement programs. The Board of Directors approved a number of benefit changes during December 2006 that were implemented effective April 1, 2007. The most significant changes involved the freeze of plan benefits as of March 31, 2007 for certain participants and improvements in the rate of employer matching contributions to our defined contribution plan. These changes are expected to modestly reduce our benefit costs and estimated funding requirements, prospectively.

The Company estimates that its expected contribution to its pension plans for 2007 will be approximately $4.9 million of which $1.1 million and $2.3 million was paid during the three and six months ended June 30, 2007, respectively.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest cost	$62	$61	$125	$122
Amortization of net loss	177	193	356	385
Amortization of prior service cost	(77)	(77)	(154)	(154)

Total other postretirement benefits expense	$162	$177	$327	$353

14. Income Taxes

During the six months ended June 30, 2007, the Company recorded a valuation allowance of $4.9 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during 2007. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

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

The Company designated this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship. Therefore, the entire change in the fair value of the swap is recognized in other comprehensive income. The fair value of the interest rate swap asset was $3.5 million at June 30, 2007 and $2.2 million at December 31, 2006. For the six months ended June 30, 2007, the Company recorded an unrealized gain in other comprehensive income of $1.3 million.

16. Other Income (Expense)

Other income (expense) consisted of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Royalty income	$259	$186	$503	$323
Interest income	215	28	266	48
Foreign exchange gains	244	545	258	533
Other income (expense)	(184)	51	(104)	47
Increase in cash surrender value of life insurance	23	—	2	—

Other income (expense), net	$557	$810	$925	$951

17. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe. Net customer sales by country were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$181,898	$204,347	$346,043	$385,890
United Kingdom	43,904	32,099	73,466	58,109
Other	13,390	14,592	31,299	26,896

	$239,192	$251,038	$450,808	$470,895

18. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of June 30, 2007 and December 31, 2006;

•	Statements of operations for the three and six months ended June 30, 2007 and 2006; and,

•	Statements of cash flows for the six months ended June 30, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,251	$5,950	$—	$9,201
Intercompany receivables	—	137,310	12,545	(149,855)	—
Accounts receivable, net	—	77,957	5,682	—	83,639
Inventories, net	—	82,477	4,087	—	86,564
Prepaid expenses and other current assets	—	7,107	637	—	7,744
Deferred income taxes	—	1,918	—	—	1,918
Current assets of discontinued operations	—	—	596	—	596

Total current assets	—	310,020	29,497	(149,855)	189,662

Property, plant and equipment, net	—	146,353	4,896	—	151,249
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	467,676	20,368	—	(488,044)	—
Other assets	11,926	4,310	—	—	16,236
Non-current assets of discontinued operations	—	—	1,284	—	1,284

Total assets	$479,602	$629,864	$35,677	$(637,899)	$507,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$5,048	$120,939	$10,212	$—	$136,199
Intercompany payable	134,188	13,576	2,091	(149,855)	—
Current liabilities of discontinued operations	—	—	344	—	344

Total current liabilities	139,236	134,515	12,647	(149,855)	136,543

Long-term debt, net of current portion	393,594	—	—	—	393,594
Pension and postretirement liabilities	—	17,458	—	—	17,458
Deferred income taxes	—	1,918	—	—	1,918
Other liabilities	—	8,297	—	—	8,297
Non-current liabilities of discontinued operations	—	—	2,662	—	2,662

Total liabilities	532,830	162,188	15,309	(149,855)	560,472

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(53,228)	467,676	20,368	(488,044)	(53,228)

Total liabilities and stockholders’ equity (deficit)	$479,602	$629,864	$35,677	$(637,899)	$507,244

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,470	7,394	(125,864)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		77,874	5,481		83,355
Prepaid expenses and other current assets		11,109	165		11,274
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	281,865	33,814	(125,864)	189,815

Property, plant and equipment, net	—	142,803	5,432	—	148,235
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	457,299	19,757	—	(477,056)	—
Other assets	11,243	4,570			15,813
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$468,542	$597,808	$40,532	$(602,920)	$503,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$4,602	$103,965	$6,427	$—	$114,994
Intercompany payable	115,313	7,397	3,154	(125,864)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	119,915	111,362	18,261	(125,864)	123,674

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,381	140,509	20,775	(125,864)	548,801

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(44,839)	457,299	19,757	(477,056)	(44,839)

Total liabilities and stockholders’ equity (deficit)	$468,542	$597,808	$40,532	$(602,920)	$503,962

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$226,848	$13,391	$—	$240,239
Cost of products sold, excluding depreciation	—	205,814	11,786	—	217,600
Depreciation	—	7,657	225	—	7,882

Gross profit	—	13,377	1,380	—	14,757

Selling and administrative expenses	—	4,712	44	—	4,756
Research and technology expenses	—	2,156	—	—	2,156
Provision for restructuring	—	107	2,725	—	2,832

Total operating expenses	—	6,975	2,769	—	9,744

Operating income	—	6,402	(1,389)	—	5,013
Interest expense	(10,040)	(316)	54	—	(10,302)
Other income (expense), net	—	585	(28)	—	557

Income (loss) from continuing operations before income taxes	(10,040)	6,671	(1,363)	—	(4,732)
Provision for income taxes	—	6	—	—	6

Income (loss) from continuing operations	(10,040)	6,677	(1,363)	—	(4,726)
Equity earnings	5,212	(1,465)	—	(3,747)	—
Income from discontinued operations, net of taxes	—	—	(102)	—	(102)

Net income (loss)	$(4,828)	$5,212	$(1,465)	$(3,747)	$(4,828)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$237,702	$14,592	$—	$252,294
Cost of products sold, excluding depreciation	—	207,637	13,363	—	221,000
Depreciation	—	10,464	164	—	10,628

Gross profit	—	19,601	1,065	—	20,666

Selling and administrative expenses	—	7,524	246	—	7,770
Research and technology expenses	—	1,688	—	—	1,688
Assets impairment charges	—	870	—	—	870
Provision for restructuring	—	182	—	—	182

Total operating expenses	—	10,264	246	—	10,510

Operating income	—	9,337	819	—	10,156
Interest expense	(10,230)	(258)	24	—	(10,464)
Other income (expense), net	—	815	(5)	—	810

Income (loss) from continuing operations before income taxes	(10,230)	9,894	838	—	502
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,230)	9,894	838	—	502
Equity earnings	10,399	505	—	(10,904)	—
Income from discontinued operations, net of taxes	—	—	(333)	—	(333)

Net income (loss)	$169	$10,399	$505	$(10,904)	$169

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$421,621	$31,299		$452,920
Cost of products sold, excluding depreciation	—	382,559	28,006		410,565
Depreciation	—	14,900	493	—	15,393

Gross profit	—	24,162	2,800	—	26,962

Selling and administrative expenses	—	11,232	248		11,480
Research and technology expenses	—	3,770	—	—	3,770
Provision for restructuring	—	410	2,725	—	3,135

Total operating expenses	—	15,412	2,973	—	18,385

Operating income	—	8,750	(173)	—	8,577
Interest expense	(20,054)	(662)	140	—	(20,576)
Other income (expense), net	—	973	(48)	—	925

Income (loss) from continuing operations before income taxes	(20,054)	9,061	(81)	—	(11,074)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(20,054)	9,061	(81)	—	(11,074)
Equity earnings	8,925	(136)	—	(8,789)	—
Income from discontinued operations, net of taxes	—	—	(55)	—	(55)

Net income (loss)	$(11,129)	$8,925	$(136)	$(8,789)	$(11,129)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$446,211	$26,896		$473,107
Cost of products sold, excluding depreciation	—	396,657	25,039		421,696
Depreciation	—	18,267	319	—	18,586

Gross profit	—	31,287	1,538	—	32,825

Selling and administrative expenses	—	14,359	559		14,918
Research and technology expenses	—	3,026	—	—	3,026
Asset impairment charges	—	870			870
Provision for restructuring	—	225	—	—	225

Total operating expenses	—	18,480	559	—	19,039

Operating income	—	12,807	979	—	13,786
Interest expense	(20,238)	(439)	27	—	(20,650)
Other income (expense), net	—	973	(22)	—	951

Income (loss) from continuing operations before income taxes	(20,238)	13,341	984	—	(5,913)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(20,238)	13,341	984	—	(5,913)
Equity earnings	14,064	723	—	(14,787)	—
Income from discontinued operations, net of taxes	—	—	(261)	—	(261)

Net income (loss)	$(6,174)	$14,064	$723	$(14,787)	$(6,174)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(11,129)	$8,925	$(136)	$(8,789)	$(11,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,125	14,529	369	—	16,023
Stock-based compensation	—	488	—	—	488
Reclassification gain of foreign currency translation adjustments	—	—	(142)		(142)
Equity earnings	(8,925)	136	—	8,789	—
Changes in operating assets and liabilities	446	(1,600)	3,108	—	1,954

Net cash provided by (used in) operating activities	(18,483)	22,478	3,199	—	7,194

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(17,614)	—	—	(17,614)
Proceeds from the sale of property, plant and equipment	—	94	451	—	545

Net cash used in investing activities	—	(17,520)	451	—	(17,069)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	—	—	—	387,458
Repayment of Revolver loan	(387,458)	—	—	—	(387,458)
Net change in intercompany loans	18,868	(18,027)	(841)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	18,483	(18,027)	(841)	—	(385)

Effect of exchange rate changes on cash and cash equivalents	—	32	59	—	91

Net increase (decrease) in cash and cash equivalents	—	(13,037)	2,868	—	(10,169)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$3,251	$5,950	$—	$9,201

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,174)	$14,064	$723	$(14,787)	$(6,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,110	18,230	738	—	20,078
Stock-based compensation	—	438	—	—	438
Asset impairment charges	—	870	—	—	870
Equity earnings	(14,064)	(723)	—	14,787	—
Changes in operating assets and liabilities, net	(3,703)	(12,816)	1,522	—	(14,997)

Net cash provided by operating activities	(22,831)	20,063	2,983	—	215

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11,845)	(832)	—	(12,677)
Proceeds from the sale of property, plant and equipment	—	41	—	—	41

Net cash used in investing activities	—	(11,804)	(832)	—	(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	430,359	—	—	—	430,359
Repayment of Revolver loan	(416,644)	—	—	—	(416,644)
Net change in intercompany loans	9,436	(9,436)	—	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	22,831	(9,436)	(1,540)	—	11,855

Effect of exchange rate changes on cash and cash equivalents	—	149	125	—	274

Net increase (decrease) in cash and cash equivalents	—	(1,028)	736	—	(292)
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$5,716	$3,655	$—	$9,371

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Constar’s technologies are aimed at enabling the Company to meet the specific needs of products being converted from other forms of packaging to PET. Constar’s oxygen-scavenging technology, Oxbar®, enables the Company to produce the special packaging required to extend the shelf life of oxygen sensitive products. In 2005 Constar commenced commercial sales of its monolayer Oxbar technology, MonOxbar™. In January 2007, the Company’s DiamondClear™ oxygen scavenger technology completed the Food and Drug Administration’s (“FDA”) food contact notification process and is now available for ketchup. The Company is developing additional DiamondClear™ products targeted towards a variety of food applications. DiamondClear™ is a monolayer oxygen barrier material that can be incorporated into PET containers to produce glass-like clarity. In the second quarter of 2007, the Company commenced its first commercial shipment of DiamondClear™. The Company believes that its portfolio of oxygen scavenging products represents the industry’s best-performing oxygen barrier technologies. The Company has also developed methods for heat-setting containers without the use of traditional vacuum panels. Constar is focused on providing its customer base with the best service through technological innovation, new product development and lowest-cost production. The Company actively seeks new business where its technologies and other competitive strengths can yield attractive and sustainable profitability.

Substantially all of the Company’s sales are covered by contracts. The volume-weighted average life of the Company’s contracts, excluding PepsiCo, is approximately 3.2 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, is scheduled to expire on December 31, 2008. The Company is currently discussing a contract renewal with PepsiCo and there can be no assurance of the outcome of these discussions. In addition, in negotiations with certain customers for the continuation and the extension of supply agreements, the Company has agreed to price concessions. The net negative impact of contractual price concessions in 2007 is approximately $14.0 million to $16.0 million. Compared to 2007, the Company expects contractual net price increases of approximately $7.0 million to $8.0 million in 2008.

Approximately 77% of the Company’s revenues in the first six months of 2007 were generated in the United States, with the remainder attributable to its European operations. During the first six months of 2007, one customer accounted for approximately 34% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 69% of the Company’s consolidated revenues. Approximately 74.8% of the Company’s sales in the first six months of 2007 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles. This is an accelerating trend in the industry. In addition, the Company believes that some future movement toward self-manufacturing of CSD packages is likely, particularly where freight costs are a significant factor. Increased self-manufacturing may result in over capacity among merchant suppliers and create pricing pressures. As a result, profitability from conventional sales is expected to continue to decline over the next few years. The Company believes that in most cases, customers will continue to purchase conventional preforms from merchant suppliers.

The Company is a producer of higher profit custom products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth sector of the market. Approximately 20.1% of the Company’s sales in the first six months of 2007 related to custom PET containers. Custom unit volume declined approximately 7.7% in the second quarter of 2007 compared to the second quarter of 2006. This decrease was driven by the softening in demand for some of the Company’s customers’ products and the temporary suspension of production by a customer.

The Company has been notified by two of its conventional customers, representing 3.2% of 2006 consolidated revenues, of their decision to manufacture their own bottles. In addition, the Company has been notified by one of its CSD customers, representing 1.9% of 2006 consolidated revenues, of its decision to not renew its contract which expires on December 31, 2007. During 2007, the Company has signed new supply agreements that along with the net impact of contractual price increases beginning in 2008 of between $7.0 million to $8.0 million are expected to minimize and potentially exceed the impact of the losses noted above.

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

The Company is highly leveraged. As of June 30, 2007, the Company’s debt structure consisted of a $75.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of June 30, 2007, the Company had no amount outstanding under its Revolver Loan and $4.1 million outstanding under letters of credit. Interest expense for the first six months of 2007 was $20.6 million.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Sales

(dollars in millions)	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
United States	$182.9	$205.6	$(22.7)	(11.0	) %
Europe	57.3	46.7	10.6	22.7

Total	$240.2	$252.3	$(12.1)	(4.8	) %

The decrease in consolidated sales was driven by a decline in conventional and custom unit volumes and contractual price reductions. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to non-carbonated drinks such as energy drinks and teas, most of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in preform volume, and a strengthening of the British Pound and Euro against the dollar.

The decrease in U.S. net sales in the second quarter of 2007 compared to the second quarter of 2006 was principally driven by declines in unit volume and the impact of contractual price reductions. Total U.S. unit volume decreased 5.2 % over the second quarter of 2006. Conventional unit volume declined 3.5 % compared to the second quarter of 2006, while custom unit volume decreased 7.7%. Included in net sales for the three months ended June 30, 2006 is a favorable one-time settlement of a pricing dispute.

The increase in European net sales in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to increased total unit volume of 10.0 % and favorable foreign currency translations.

Gross Profit

(dollars in millions)	Three months ended June 30,		Increase (Decrease)
	2007	2006
United States	$12.6	$19.1	$(6.5)
Europe	2.2	$1.6	0.6

Total	$14.8	$20.7	$(5.9)

Percent of net sales	6.2%	8.2%

The decrease in gross profit in the second quarter of 2007 compared to the second quarter of 2006 was the result of lower volumes, contractual price reductions, and the $4.0 million impact of last year’s pricing settlement, which were partially offset by lower manufacturing costs and favorable foreign currency translations.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.0 million, or 38.5%, to $4.8 million in the second quarter of 2007 from $7.8 million in the second quarter of 2006. This decrease was primarily driven by reduced compensation expense, along with lower legal and audit fees.

Research and Technology Expenses

Research and technology expenses were $2.2 million in the second quarter of 2007 compared to $1.7 million in the second quarter of 2006. This increase was primarily driven by increased purchases of research materials and higher compensation expense. Research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

During the second quarter of 2007 the Company recorded restructuring charges of $2.8 million as a result of the loss of a key customer contract as previously disclosed, which consisted of severance costs principally related to the Company’s operations in the Netherlands. (See Note 8 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $5.0 million in the second quarter of 2007 compared to $10.2 million in the second quarter of 2006. This decrease in operating income primarily relates to the absence of last year’s $4.0 million settlement of a pricing dispute, lower unit volumes and an increase in restructuring charges, which were partially offset by lower selling and administrative expenses.

Interest Expense

Interest expense decreased $0.2 million to $10.3 million in the second quarter of 2007 from $10.5 million in the second quarter of 2006 as a result of lower average borrowings partially offset by a higher effective interest rate.

Other (Income) Expense, net

Other income was $0.6 million in the second quarter of 2007 compared to $0.8 million in the second quarter of 2006. The decrease in other income primarily resulted from decreases in foreign currency gains and miscellaneous income, partially offset by increases in interest and royalty income.

Benefit from Income Taxes

The Company recorded no provision for income taxes for the second quarter of 2007 or 2006. During the second quarter of 2007 the Company recorded a valuation allowance of $3.6 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations. During the second quarter of 2006, the Company recorded an additional valuation allowance of $0.5 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations.

Loss from Discontinued Operations, net of taxes

Loss from discontinued operations in the second quarter of 2007 was $0.1 million compared to loss from discontinued operations of $0.3 million in the second quarter of 2006. The loss is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Income (Loss)

Net loss in the second quarter of 2007 was $4.8 million, or $0.39 loss per basic and diluted share, compared to net income in the second quarter of 2006 of $0.2 million, or $0.01 income per basic and diluted share.

Six Months Ended June 30, 2007 and 2006

Net Sales

(dollars in millions)	Six months ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
United States	$348.2	$388.1	$(39.9)	(10.3	) %
Europe	104.7	85.0	19.7	23.2

Total	$452.9	$473.1	$(20.2)	(4.3	) %

The decrease in consolidated sales was primarily driven by a decline in conventional and custom unit volumes. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to non-carbonated drinks such as energy drinks and teas, most of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in preform volume, and a strengthening of the British Pound and Euro against the dollar.

The decrease in U.S. net sales was principally driven by declines in unit volume and the impact of contractual price reductions. Total U.S. unit volume decreased 6.9 % compared to the six months ended June 30, 2006. Custom unit volume decreased 7.8%, while conventional unit volume declined 6.4 % compared to the six months ended June 30, 2006.

The increase in European net sales for the six months ended June 30, 2007 was primarily due to increased total unit volume of 9.1%, and favorable foreign currency translations compared to the six months ended June 30, 2006.

Gross Profit

(dollars in millions)	Six months ended June 30,		Increase
	2007	2006	(Decrease)
United States	$24.2	$32.0	$(7.8)
Europe	2.8	0.8	2.0

Total	$27.0	$32.8	$(5.8)

Percent of net sales	6.0%	6.9%

The decrease in gross profit for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was the result of lower volumes, contractual price reductions and the $4.0 million impact of last year’s pricing settlement, which were partially offset by lower manufacturing costs and favorable foreign currency translation.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.4 million, or 22.8%, to $11.5 million for the six months ended June 30, 2007 from $14.9 million for the six months ended June 30, 2006. This decrease was primarily driven by lower legal and audit fees and lower compensation expense.

Research and Technology Expenses

Research and technology expenses were $3.8 million for the six months ended June 30, 2007 compared to $3.0 million for the six months ended June 30, 2006. This increase was primarily driven by increased purchases of research materials and higher compensation expense. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

During the six months ended June 30, 2007 the Company recorded restructuring charges of $3.1 million as a result of the loss of a key customer contract as previously disclosed, which consisted primarily of severance costs principally related to the Company’s operations in the Netherlands. (See Note 8 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $8.6 million for the six months ended June 30, 2007 compared to $13.8 million for the six months ended June 30, 2006. This decrease in operating income primarily relates to the decreased operating performance described above, along with the absence of a one-time settlement of a pricing dispute in 2006, and an increase in restructuring expenses of $2.9 million compared to the six months ended June 30, 2006.

Interest Expense

Interest expense decreased $0.1 million to $20.6 million in the six months ended June 30, 2007 from $20.7 million in the six months ended June 30, 2006 as a result of lower average borrowings partially offset by a higher effective interest rate.

Other (Income) Expense, net

Other income, net was $0.9 million in the second quarter of 2007 compared to $1.0 million in the second quarter of 2006. Other income, net consists primarily of royalty income, interest income, and foreign exchange gains.

Provision for Income Taxes

The Company recorded no provision for income taxes for the six months ended June 30, 2007 or June 30, 2006. During the six months ended June 30, 2007 the Company recorded a valuation allowance of $4.9 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company recorded an additional valuation allowance of $2.8 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations.

Loss from Discontinued Operations, net of taxes

Loss from discontinued operations for the six months ended June 30, 2007 was $0.1 million compared to loss from discontinued operations of $0.3 million for the six months ended June 30, 2006. The loss is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Loss

Net loss for the six months ended June 30, 2007 was $11.1 million, or $0.90 loss per basic and diluted share, compared to a net loss for the six months ended June 30, 2006 of $6.2 million, or $0.50 loss per basic and diluted share.

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

At June 30, 2007, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, no revolving loans outstanding on the Revolver Loan, and $4.1 million of letters of credit outstanding issued under the Revolver Loan.

The Revolver Loan imposes maximum capital expenditures of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2006, Constar spent $23.5 million in capital expenditures, allowing $14.3 million to be carried over to 2007. The Company currently expects to spend between $30.0 million and $35.0 million in capital expenditures in 2007, before the impact of capital expenditures for new customer projects that may begin in the second half of 2007 and carry into the first half of 2008.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2007 liquidity will be 2007 financial performance. Liquidity at June 30, 2007 was $75.2 million as compared to $45.2 million at June 30, 2006.

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

Cash Flows

The following table presents selected cash flow data.

(dollars in millions)	Six months ended June 30,		Increase
	2007	2006	(Decrease)
Net cash provided by operating activities	$7.2	$0.2	$7.0

Net cash used in investing activities	$(17.1)	$(12.6)	$4.5

Net cash provided by (used in) financing activities	$(0.4)	$11.9	$(12.3)

Net cash provided by operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, increased primarily due to working capital improvement of $10.4 million. Days sales in accounts receivable increased to approximately 31.7 days at June 30, 2007 from 31.1 days at June 30, 2006. Days sales were improved in the U.S. business while we experienced higher days sales in Europe due to a change in payment terms. Inventory days decreased to approximately 34.9 days at June 30, 2007 from 37.6 days at June 30, 2006. Days payable in accounts payable and accrued liabilities increased to 55.0 days at June 30, 2007 compared to 48.2 days at June 30, 2006. The increase in days payable was primarily a result of the timing of payments to our resin vendors. During the first six months of 2007 average days payable were approximately 49.6 days or 2.4 days lower than the average days payable during the first six months of 2006. This is the result of the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. On July 2, 2007, we made a payment of approximately $9.3 million to a vendor in the normal course of business.

The increase in net cash used in investing activities was due to an increase in capital spending. Capital expenditures primarily related to new business initiatives, implementation of the Company’s Best Cost Producer program, and general plant maintenance. The Company’s Best Cost Producer program is an ongoing initiative to continually reduce manufacturing costs and improve operating efficiencies at its manufacturing facilities. This initiative has in the past resulted in restructuring charges.

Net cash used in financing activities for the six months ended June 30, 2007 consisted of costs related to the refinancing of the Revolver Loan. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily comprised of net borrowings of $13.7 million on the Revolver Loan offset by the repayment of $1.5 million of other debt.

Commitments

As a result of the adoption of FIN 48, the Company had a material change to the scheduled contractual obligations table disclosed in its 2006 Annual Report on Form 10-K filed March 29, 2007. As of June 30, 2007, the Company’s contractual obligation related to the adoption of FIN 48 was $0.7 million.

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 9 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $53.2 million at June 30, 2007 from $44.8 million deficit at December 31, 2006. This increase was primarily due to a net loss for the six months ended June 30, 2007 of $11.1 million and a negative adjustment of $0.7 million due to the adoption of FIN 48, which was partially offset by postretirement amortization of $1.6 million, the revaluation of a cash flow hedge of $1.3 million, and currency translation adjustments of $0.4 million during the six months ended June 30, 2007.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 to have a material impact on our results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-4 to have a material impact on our results of operations or financial condition.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations include the Company’s relationship with its largest customers, the impact of self-manufacturing on the Company’s business, and the impact of pricing changes; the Company’s ability to secure new business, expand sales of custom products, improve the operating performance of its European business and achieve cost savings under its Best Cost Producer program; and the impact of the foregoing factors on the Company’s financial position. Other important factors are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks.

The Company derived approximately 23% of total revenues from sales in foreign currencies during the six months ended June 30, 2007. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates in effect on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues for the first six months of 2007 from its foreign locations that utilize currencies other than the U.S. dollar, a 10.0% increase in the U.S. dollar value would result in approximately a $9.5 million reduction in net sales. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At June 30, 2007, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes. The interest rate swap involved the exchange of floating interest payments based on the three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of June 30, 2007, a 1.0% increase in LIBOR would have resulted in an increase of $1.2 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

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

As of June 30, 2007, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 30, 2007. The matters voted upon and the results thereof are as follows:

	Votes
	For	Withheld
Election of Class II Directors
James A. Lewis	8,007,939	3,521,798
John P. Neafsey	7,961,785	3,567,952
Angus F. Smith	8,006,045	3,523,692

Also at the meeting, 4,864,729 shares were voted in favor of the proposal to approve the 2007 Stock-Based Incentive Compensation Plan, and 4,576,814 shares were voted against such proposal. Proxies filed by the holders of 29,948 shares at the 2007 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. The broker non-votes totaled 2,058,246 for this proposal.

Also at the meeting, 4,963,356 shares were voted in favor of the proposal to approve the 2007 Non-Employee Directors’ Equity Incentive Plan, and 3,502,024 shares were voted against such proposal. Proxies filed by the holders of 1,006,111 shares at the 2007 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. The broker non-votes totaled 2,058,246 for this proposal.

Lastly, 11,523,566 shares were voted in favor of the ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the year ending December 31, 2007, and 4,971 shares were voted against such proposal. Proxies filed by the holders of 1,200 shares at the 2007 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 6.	Exhibits

10.11	2007 Non-Employee Directors’ Equity Incentive Plan*

10.12	2007 Stock-Based Incentive Compensation Plan*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: August 14, 2007	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)