Form 10-Q
period 2007-09-30
CONSTAR INTERNATIONAL INC
filed 2007-11-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

As of November 12, 2007, 12,603,760 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,359	$19,370
Accounts receivable, net	81,469	61,101
Accounts receivable—related party	475	856
Inventories, net	92,433	83,355
Prepaid expenses and other current assets	4,093	11,274
Deferred income taxes	2,179	2,257
Current assets of discontinued operations	435	11,602

Total current assets	189,443	189,815

Property, plant and equipment, net	150,677	148,235
Goodwill	148,813	148,813
Other assets	12,879	15,813
Non-current assets of discontinued operations	—	1,286

Total assets	$501,812	$503,962

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$10,855	$—
Accounts payable	83,476	82,611
Accounts payable—related party	555	950
Accrued expenses and other current liabilities	40,335	31,433
Current liabilities of discontinued operations	887	8,680

Total current liabilities	136,108	123,674

Long-term debt	393,667	393,466
Pension and postretirement liabilities	15,572	19,143
Deferred income taxes	2,179	2,257
Other liabilities	8,404	8,117
Non-current liabilities of discontinued operations	947	2,144

Total liabilities	556,877	548,801

Commitments and contingent liabilities (Note 9)

Stockholders’ deficit:
Preferred Stock, $.01 par value—none issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value—12,873 shares and 12,809 shares issued, 12,605 shares and 12,576 shares outstanding at September 30, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	276,236	275,754
Accumulated other comprehensive loss	(16,537)	(18,958)
Treasury stock, at cost—268 and 233 shares at September 30, 2007 and December 31, 2006, respectively	(881)	(704)
Accumulated deficit	(314,008)	(301,056)

Total stockholders’ deficit	(55,065)	(44,839)

Total liabilities and stockholders’ deficit	$501,812	$503,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net customer sales	$224,694	$245,913	$675,502	$716,808
Net affiliate sales	1,133	818	3,245	3,030

Net sales	225,827	246,731	678,747	719,838
Cost of products sold, excluding depreciation	202,456	218,933	613,021	640,629
Depreciation	6,340	7,449	21,733	26,035

Gross profit	17,031	20,349	43,993	53,174

Selling and administrative expenses	6,594	6,362	18,074	21,280
Research and technology expenses	1,627	1,671	5,397	4,697
Asset impairment charges	—	—	—	870
Provision for restructuring	32	366	3,167	591

Total operating expenses	8,253	8,399	26,638	27,438

Operating income	8,778	11,950	17,355	25,736

Interest expense	(10,435)	(10,422)	(31,011)	(31,072)
Other income (expense), net	165	476	1,090	1,427

Income (loss) from continuing operations before income taxes	(1,492)	2,004	(12,566)	(3,909)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	(1,492)	2,004	(12,566)	(3,909)
Income (loss) from discontinued operations, net of taxes	347	(621)	292	(882)

Net income (loss)	$(1,145)	$1,383	$(12,274)	$(4,791)

Basic earnings (loss) per common share:
Continuing operations	$(0.12)	$0.16	$(1.02)	$(0.32)
Discontinued operations	0.03	(0.05)	0.02	(0.07)

Net income (loss) per share	$(0.09)	$0.11	$(1.00)	$(0.39)

Diluted earnings (loss) per common share:
Continuing operations	$(0.12)	$0.16	$(1.02)	$(0.32)
Discontinued operations	0.03	(0.05)	0.02	(0.07)

Net income (loss) per share	$(0.09)	$0.11	$(1.00)	$(0.39)

Weighted average common shares outstanding:
Basic	12,315	12,235	12,306	12,214

Diluted	12,315	12,589	12,306	12,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,274)	$(4,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,162	28,270
Asset impairment charges	—	870
Bad debt expense	581	153
Restructuring and other exit activities	644	(1,157)
Stock-based compensation	573	709
Reclassification gain of foreign currency translation adjustments	(110)	—
Deferred income taxes	—	(107)
(Gain) loss on disposal of assets	(432)	91
Minority interest	(1,893)	(257)
Changes in operating assets and liabilities:
Accounts receivable	(8,003)	(5,062)
Inventories	(8,159)	11,937
Prepaid expenses and other current assets	8,205	3,389
Accounts payable and accrued expenses	(1,834)	5,155
Change in outstanding book overdrafts	(140)	(934)
Pension and postretirement benefits	(1,293)	(1,344)

Net cash provided by (used in) operating activities	(973)	36,922

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,590)	(17,240)
Proceeds from the sale of property, plant and equipment	2,808	145

Net cash used in investing activities	(20,782)	(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	616,767
Repayment of Revolver loan	(577,744)	(627,220)
Costs associated with debt financing	(385)	(320)
Repayment of other debt	—	(1,540)

Net cash provided by (used in) financing activities	10,470	(12,313)

Effect of exchange rate changes on cash and cash equivalents	274	286

Net increase (decrease) in cash and cash equivalents	(11,011)	7,800
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$8,359	$17,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Net loss						(4,791)	(4,791)
Foreign currency translation adjustments			1,808				1,808
Revaluation of cash flow hedge			761				761

Comprehensive loss							(2,222)

Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Forfeitures of restricted stock				(114)			(114)
Stock-based compensation	—	537	—	—	—	—	537

Balance, September 30, 2006	$125	$275,484	$(24,872)	$(571)	$—	$(293,825)	$(43,659)

Balance, December 31, 2006	$125	$275,754	$(18,958)	$(704)	$—	$(301,056)	$(44,839)
Net loss						(12,274)	(12,274)
Foreign currency translation adjustments			1,497				1,497
Reclassification of foreign currency translation adjustments			(110)				(110)
Amortization of prior service cost			(237)				(237)
Amortization of actuarial net loss			2,603				2,603
Revaluation of cash flow hedge			(1,332)				(1,332)

Comprehensive loss							(9,853)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(177)			(177)
Stock-based compensation	—	482	—	—	—	—	482

Balance, September 30, 2007	$125	$276,236	$(16,537)	$(881)	$—	$(314,008)	$(55,065)

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2007 the Company had $0.2 million accrued for interest and penalties.

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2004	2006
States (varies by jurisdictions)	2003	2006
United Kingdom	2006	2006
Netherlands	2002	2006
Italy—(discontinued operation)	2002	2006
Turkey—(discontinued operation)	Pending tax clearance at September 30, 2007. Received tax clearance and liquidated entity in October 2007.

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

3. Discontinued Operations

The supply agreement for the Company’s Turkish joint venture has expired and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The joint venture’s manufacturing assets were sold in December 2006. The Company is in the process of liquidating the joint venture following the sale of the joint venture’s remaining assets during the third quarter. The Company received final tax clearance from the Turkish authorities and completed the liquidation of the joint venture in October 2007.

In addition, the Company has decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, for the three and nine months ended September 30, 2007, the Company has reclassified $0.1 million of cumulative translation adjustments related to its Italian operation out of accumulated other comprehensive loss and into other income.

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

The following summarizes the assets and liabilities of discontinued operations:

	September 30, 2007	December 31, 2006
Assets of Discontinued Operations:
Accounts receivable	$380	$11,482
Inventory	3	82
Prepaid expenses and other current assets	52	38

Total current assets of discontinued operations	435	11,602
Property, plant and equipment, net	—	1,286

Total assets of discontinued operations	$435	$12,888

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$887	$8,680

Total current liabilities of discontinued operations	887	8,680

Other liabilities	743	47
Minority interests	204	2,097

Total liabilities of discontinued operations	$1,834	$10,824

The following is a summary of the results of operations for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$88	$4,552	$617	$25,234

Income (loss) from discontinued operations before income taxes and minority interest	548	(751)	320	(1,011)
(Provision for) benefit from income taxes	(314)	130	(319)	130

Income (loss) from discontinued operations before minority interest	234	(621)	1	(881)
Minority interest	113	—	291	(1)

Income (loss) from discontinued operations, net of taxes	$347	$(621)	$292	$(882)

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the nine months ended September 30, 2007:

Severance and Benefits
Balance at December 31, 2006	$115
Charges to income	238
Payments	(348)
Adjustments	(5)

Balance at September 30, 2007	$—

4. Accounts Receivable

	September 30, 2007	December 31, 2006
Trade and notes receivable	$71,358	$53,337
Less: allowance for doubtful accounts	(518)	(1,047)

Net trade and notes receivables	70,840	52,290
Value added taxes recoverable	7,122	6,451
Miscellaneous receivables	3,507	2,360

Total	$81,469	$61,101

5. Inventories

	September 30, 2007	December 31, 2006
Finished goods	$56,692	$51,237
Raw materials and supplies	35,741	32,118

Total	$92,433	$83,355

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,172 and $931 as of September 30, 2007 and December 31, 2006, respectively.

6. Property, Plant and Equipment

	September 30, 2007	December 31, 2006
Land and improvements	$3,771	$3,806
Buildings and improvements	69,232	70,078
Machinery and equipment	602,136	588,973

	675,139	662,857
Less: accumulated depreciation and amortization	(539,684)	(522,513)

	135,455	140,344
Construction in progress	15,222	7,891

Property, Plant and Equipment, net	$150,677	$148,235

7. Debt

The Company’s debt structure consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly.

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

Under the Revolver Loan, interest charges for loans are calculated based on a floating rate plus a fixed margin. Under the amendment, the fixed margin rates are reduced by 50 basis points to the following rates:

Monthly Available Credit	Base Rate Loans	Eurodollar Rate Loans
Greater than $50.0 million	0.50%	1.50%
Less than or equal $50.0 million and greater than $25.0 million	0.75%	1.75%
Less than or equal to $25.0 million	1.00%	2.00%

In addition, under the Revolver Loan, there was a 0.5% per annum unused commitment fee. Under the amendment, this rate is reduced as follows:

Monthly Available Credit	Fee Rate
Greater than $25.0 million	0.375%
Less than or equal to $25.0 million	0.25%

A summary of debt follows:

	September 30, 2007	December 31, 2006
Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,333)	(1,534)

	$393,667	$393,466

At September 30, 2007, there was $4.1 million of letters of credit issued under the Revolver Loan.

8. Restructuring

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company evaluated restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees (the “2007 Holland Plan”). In connection with these terminations, the Company estimates that it will make net cash expenditures of approximately $2.8 million. Remaining payments of approximately $0.9 million are expected to be made in the fourth quarter of 2007. The payments principally relate to severance costs.

The following table presents an analysis of the 2007 Holland Plan’s restructuring reserve activity for the nine months ended September 30, 2007:

	Severance and Benefits	Other Costs	Total
Balance at December 31, 2006	$—	$—	$—
Charges to income	2,426	331	2,757
Payments	(1,701)	(189)	(1,890)
Adjustments	44	9	53

Balance at September 30, 2007	$769	$151	$920

In September 2003, the Company implemented a cost reduction initiative (“2003 Plan”) under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. The 2003 Plan was completed during the first quarter of 2007.

The following table presents an analysis of the 2003 Plan’s restructuring reserve activity for the nine months ended September 30, 2007:

Lease Termination Costs
Balance at December 31, 2006	$98
Charges to income	7
Payments	(105)

Balance at September 30, 2007	$—

The following table presents costs incurred in the Company’s U.S. operations which were charged to restructuring expense in 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Equipment relocation costs	$—	$371
Severance and benefits	—	32

	$—	$403

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

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30, 2007	December 31, 2006
Postretirement liabilities, net of tax	$(21,021)	$(23,387)
Cash-flow hedge, net of tax	820	2,152
Foreign currency translation adjustments	3,664	2,277

Accumulated other comprehensive loss	$(16,537)	$(18,958)

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,145)	$1,383	$(12,274)	$(4,791)
Foreign currency translation adjustments	1,024	251	1,387	1,808
Postretirement amortization	788	—	2,366	—
Revaluation of cash flow hedge	(2,627)	(2,761)	(1,332)	761

Comprehensive loss	$(1,960)	$(1,127)	$(9,853)	$(2,222)

11. Stock-Based Compensation

On May 30, 2007, the Company’s stockholders approved the 2007 Stock-Based Incentive Compensation Plan (the “2007 Plan”) and the 2007 Non-Employee Directors’ Equity Incentive Plan (the “2007 Directors Plan”).

Under the 2007 Plan and the Company’s 2002 Stock-Based Incentive Compensation Plan (the “2002 Plan”), employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. Under the 2007 Directors Plan and the Company’s 2002 Non-Employee Directors’ Equity Incentive Plan (the “2002 Directors Plan”), non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. These plans are each administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the awards.

The following table shows the shares authorized for issuance and shares available for future grants under each of the plans:

Plan	Shares Authorized For Issuance	Shares Available For Future Grants
2007 Plan	850	815
2002 Plan	850	15

2007 Directors Plan	50	50
2002 Directors Plan	25	7

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

The following table summarizes employee stock option activity for the nine months ended September 30, 2007:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	169	$12.00
Granted	—
Exercised	—
Forfeited	(5)	—

Outstanding at September 30, 2007	164	$12.00	0.1	$—

Exercisable at September 30, 2007	164	$12.00	0.1	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock. The total number of in-the-money options exercisable as of September 30, 2007 was zero.

The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

	Number of Shares				Weighted Average Grant Date Fair Value
(Shares in thousands)	2002 Plan	2007 Plan	2002 Directors Plan	Total
Nonvested, December 31, 2006	288	—	10	298	$5.03
Granted	31	35	—	66	5.96
Vested	(64)	—	(4)	(68)	5.64
Forfeited	(11)	—	(2)	(13)	5.21

Nonvested, September 30, 2007	244	35	4	283	5.09

As of September 30, 2007, there was $874 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.6 years. Total fair value of shares vested was $527 for the nine months ended September 30, 2007.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2007:

(RSU’s in thousands)	Number of Restricted Stock Units
Outstanding, December 31, 2006	174
Granted	76
Forfeited	(11)
Vested	(8)

Outstanding, September 30, 2007	231

The RSUs generally vest between three and four years from the grant date. During the nine months ended September 30, 2007, in connection with the Incentive Plan, the Company issued 76 RSUs which cliff-vest three years from the date of grant.

RSUs are classified as liabilities in the accompanying condensed consolidated financial statements. The fair value of the liabilities related to the RSUs is remeasured at each balance sheet date and adjustments to the fair value of the RSU liabilities are recorded as compensation expense. The fair value of the liabilities associated with the outstanding RSUs was $506 as of September 30, 2007.

The following table summarizes total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Restricted stock	$161	$172	$482	$537
Restricted stock units	(76)	99	91	172

	$85	$271	$573	$709

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

	Three months ended September 30,		Nine months ended September 30,
(shares in thousands)	2007	2006	2007	2006
Basic weighted average shares outstanding	12,315	12,235	12,306	12,214

Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	354	—	—

Total	—	354	—	—

Diluted weighted average shares outstanding	12,315	12,589	12,306	12,214

Diluted EPS for the three and nine months ended September 30, 2007 and 2006 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. Diluted EPS for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2006 excludes approximately 0.3 million shares of restricted stock due to the losses for the periods.

13. Pension and Other Postretirement Benefits

The components of net periodic pension cost are as follows:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$258	$177	$435	$559	$255	$814
Interest cost	1,195	162	1,357	1,132	139	1,271
Expected return on plan assets	(1,469)	(208)	(1,677)	(1,296)	(156)	(1,452)
Amortization of net loss	647	42	689	849	42	891
Amortization of prior service cost	16	(18)	(2)	38	—	38

Total pension expense	$647	$155	$802	$1,282	$280	$1,562

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$775	$530	$1,305	$1,677	$765	$2,442
Interest cost	3,583	485	4,068	3,397	416	3,813
Expected return on plan assets	(4,407)	(623)	(5,030)	(3,888)	(468)	(4,356)
Amortization of net loss	1,944	126	2,070	2,546	127	2,673
Amortization of prior service cost	47	(54)	(7)	114	—	114

Total pension expense	$1,942	$464	$2,406	$3,846	$840	$4,686

The Company sponsors various retirement plans for most full-time employees. During 2006, the Company conducted a study of its U.S. employee retirement programs. The Board of Directors approved a number of benefit changes during December 2006 that were implemented effective April 1, 2007. The most significant changes involved the freeze of plan benefits as of March 31, 2007 for certain participants and improvements in the rate of employer matching contributions to our defined contribution plan. These changes are expected to modestly reduce our benefit costs and estimated funding requirements, prospectively.

The Company estimates that its expected contribution to its pension plans for 2007 will be approximately $4.9 million of which $1.9 million and $4.2 million was paid during the three and nine months ended September 30, 2007, respectively.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Interest cost	$63	$62	$188	$186
Amortization of net loss	178	171	534	513
Amortization of prior service cost	(77)	(77)	(231)	(231)

Total other postretirement benefits expense	$164	$156	$491	$468

14. Income Taxes

During the nine months ended September 30, 2007, the Company recorded a valuation allowance of $6.5 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during 2007. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

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

The Company designated this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship. Therefore, the entire change in the fair value of the swap is recognized in other comprehensive income. The fair value of the interest rate swap asset was $0.8 million at September 30, 2007 and $2.2 million at December 31, 2006. For the nine months ended September 30, 2007, the Company recorded an unrealized loss in other comprehensive income of $1.3 million related to the cash flow hedge.

16. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Royalty income	$225	$289	$728	$612
Interest income	107	37	373	85
Foreign exchange gains (losses)	(124)	372	134	905
Increase (decrease) in cash surrender value of life insurance	23	(264)	25	(264)
Other income (expense)	(66)	42	(170)	89

Other income (expense), net	$165	$476	$1,090	$1,427

17. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe. Net customer sales by country were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
United States	$180,290	$197,370	$526,333	$583,260
United Kingdom	37,787	32,269	111,253	90,378
Holland	6,617	16,274	37,916	43,170

	$224,694	$245,913	$675,502	$716,808

18. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Condensed balance sheets as of September 30, 2007 and December 31, 2006;

•	Condensed statements of operations for the three and nine months ended September 30, 2007 and 2006; and,

•	Condensed statements of cash flows for the nine months ended September 30, 2007 and 2006.

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,308	$4,051	$—	$8,359
Intercompany receivables	—	128,813	9,592	(138,405)	—
Accounts receivable, net	—	78,352	3,592	—	81,944
Inventories, net	—	89,191	3,242	—	92,433
Prepaid expenses and other current assets	—	3,416	677	—	4,093
Deferred income taxes	—	2,179	—	—	2,179
Current assets of discontinued operations	—	150	285	—	435

Total current assets	—	306,409	21,439	(138,405)	189,443

Property, plant and equipment, net	—	145,533	5,144	—	150,677
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	478,706	18,959	—	(497,665)	—
Other assets	8,755	4,124	—	—	12,879

Total assets	$487,461	$623,838	$26,583	$(636,070)	$501,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$10,855	$—	$—	$—	$10,855
Accounts payable and accrued liabilities	10,222	109,494	4,650	—	124,366
Intercompany payable	127,782	9,483	1,140	(138,405)	—
Current liabilities of discontinued operations	—	—	887	—	887

Total current liabilities	148,859	118,977	6,677	(138,405)	136,108

Long-term debt, net of current portion	393,667	—	—	—	393,667
Pension and postretirement liabilities	—	15,572	—	—	15,572
Deferred income taxes	—	2,179	—	—	2,179
Other liabilities	—	8,404	—	—	8,404
Non-current liabilities of discontinued operations	—	—	947	—	947

Total liabilities	542,526	145,132	7,624	(138,405)	556,877

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(55,065)	478,706	18,959	(497,665)	(55,065)

Total liabilities and stockholders’ equity (deficit)	$487,461	$623,838	$26,583	$(636,070)	$501,812

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(In thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,470	7,394	(125,864)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		77,874	5,481		83,355
Prepaid expenses and other current assets		11,109	165		11,274
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	281,865	33,814	(125,864)	189,815

Property, plant and equipment, net	—	142,803	5,432	—	148,235
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	457,299	19,757	—	(477,056)	—
Other assets	11,243	4,570			15,813
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$468,542	$597,808	$40,532	$(602,920)	$503,962

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$4,602	$103,965	$6,427	$—	$114,994
Intercompany payable	115,313	7,397	3,154	(125,864)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	119,915	111,362	18,261	(125,864)	123,674

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,381	140,509	20,775	(125,864)	548,801

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(44,839)	457,299	19,757	(477,056)	(44,839)

Total liabilities and stockholders’ equity (deficit)	$468,542	$597,808	$40,532	$(602,920)	$503,962

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$219,210	$6,617	$—	$225,827
Cost of products sold, excluding depreciation	—	196,176	6,280	—	202,456
Depreciation	—	6,137	203	—	6,340

Gross profit	—	16,897	134	—	17,031

Selling and administrative expenses	—	6,416	178	—	6,594
Research and technology expenses	—	1,627	—	—	1,627
Provision for restructuring	—	—	32	—	32

Total operating expenses	—	8,043	210	—	8,253

Operating income	—	8,854	(76)	—	8,778
Interest expense	(10,246)	(272)	83	—	(10,435)
Other income (expense), net	—	321	(156)	—	165

Income (loss) from continuing operations before income taxes	(10,246)	8,903	(149)	—	(1,492)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,246)	8,903	(149)	—	(1,492)
Equity earnings	9,101	(383)	—	(8,718)	—
Income (loss) from discontinued operations, net of taxes	—	581	(234)	—	347

Net income (loss)	$(1,145)	$9,101	$(383)	$(8,718)	$(1,145)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$230,458	$16,273	$—	$246,731
Cost of products sold, excluding depreciation	—	203,998	14,935	—	218,933
Depreciation	—	7,275	174	—	7,449

Gross profit	—	19,185	1,164	—	20,349

Selling and administrative expenses	—	6,090	272	—	6,362
Research and technology expenses	—	1,671	—	—	1,671
Provision for restructuring	—	366	—	—	366

Total operating expenses	—	8,127	272	—	8,399

Operating income	—	11,058	892	—	11,950
Interest expense	(10,222)	(230)	30	—	(10,422)
Other income (expense), net	—	453	23	—	476

Income (loss) from continuing operations before income taxes	(10,222)	11,281	945	—	2,004
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,222)	11,281	945	—	2,004
Equity earnings	11,605	324	—	(11,929)	—
Loss from discontinued operations, net of taxes	—	—	(621)	—	(621)

Net income (loss)	$1,383	$11,605	$324	$(11,929)	$1,383

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$640,831	$37,916	$—	$678,747
Cost of products sold, excluding depreciation	—	578,735	34,286	—	613,021
Depreciation	—	21,037	696	—	21,733

Gross profit	—	41,059	2,934	—	43,993

Selling and administrative expenses	—	17,648	426		18,074
Research and technology expenses	—	5,397	—	—	5,397
Provision for restructuring	—	410	2,757	—	3,167

Total operating expenses	—	23,455	3,183	—	26,638

Operating income	—	17,604	(249)	—	17,355
Interest expense	(30,300)	(934)	223	—	(31,011)
Other income (expense), net	—	1,294	(204)	—	1,090

Income (loss) from continuing operations before income taxes	(30,300)	17,964	(230)	—	(12,566)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,300)	17,964	(230)	—	(12,566)
Equity earnings	18,026	(519)	—	(17,507)	—
Income from discontinued operations, net of taxes	—	581	289	—	292

Net income (loss)	$(12,274)	$18,026	$(519)	$(17,507)	$(12,274)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$676,669	$43,169	$—	$719,838
Cost of products sold, excluding depreciation	—	600,655	39,974	—	640,629
Depreciation	—	25,542	493	—	26,035

Gross profit	—	50,472	2,702	—	53,174

Selling and administrative expenses	—	20,449	831		21,280
Research and technology expenses	—	4,697	—	—	4,697
Asset impairment charges	—	870			870
Provision for restructuring	—	591	—	—	591

Total operating expenses	—	26,607	831	—	27,438

Operating income	—	23,865	1,871	—	25,736
Interest expense	(30,460)	(669)	57	—	(31,072)
Other income (expense), net	—	1,426	1	—	1,427

Income (loss) from continuing operations before income taxes	(30,460)	24,622	1,929	—	(3,909)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,460)	24,622	1,929	—	(3,909)
Equity earnings	25,669	1,047	—	(26,716)	—
Loss from discontinued operations, net of taxes	—	—	(882)	—	(882)

Net income (loss)	$(4,791)	$25,669	$1,047	$(26,716)	$(4,791)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,274)	$18,026	$(519)	$(17,507)	$(12,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,741	20,872	549	—	23,162
Stock-based compensation	—	573	—	—	573
Reclassification gain of foreign currency translation adjustments	—	—	(110)		(110)
Equity earnings	(18,026)	519	—	17,507	—
Changes in operating assets and liabilities	5,620	(20,637)	2,693	—	(12,324)

Net cash provided by (used in) operating activities	(22,939)	19,353	2,613	—	(973)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(23,448)	(142)	—	(23,590)
Proceeds from the sale of property, plant and equipment	—	950	1,858	—	2,808
Intercompany dividends	—	2,070	(2,070)	—	—

Net cash used in investing activities	—	(20,428)	(354)	—	(20,782)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	—	—	—	588,599
Repayment of Revolver loan	(577,744)	—	—	—	(577,744)
Net change in intercompany loans	12,469	(10,988)	(1,481)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	22,939	(10,988)	(1,481)	—	10,470

Effect of exchange rate changes on cash and cash equivalents	—	83	191	—	274

Net increase (decrease) in cash and cash equivalents	—	(11,980)	969	—	(11,011)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$4,308	$4,051	$—	$8,359

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

(Unaudited)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(4,791)	$25,669	$1,047	$(26,716)	$(4,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,714	25,551	1,005	—	28,270
Stock-based compensation	—	709	—	—	709
Asset impairment charges	—	870	—	—	870
Equity earnings	(25,669)	(1,047)	—	26,716	—
Changes in operating assets and liabilities, net	5,337	5,024	1,503	—	11,864

Net cash provided by operating activities	(23,409)	56,776	3,555	—	36,922

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(16,324)	(916)	—	(17,240)
Proceeds from the sale of property, plant and equipment	—	145	—	—	145

Net cash used in investing activities	—	(16,179)	(916)	—	(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	616,767	—	—	—	616,767
Repayment of Revolver loan	(627,220)	—	—	—	(627,220)
Net change in intercompany loans	34,182	(34,182)	—	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	23,409	(34,182)	(1,540)	—	(12,313)

Effect of exchange rate changes on cash and cash equivalents	—	187	99	—	286

Net increase (decrease) in cash and cash equivalents	—	6,602	1,198	—	7,800
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$13,346	$4,117	$—	$17,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Substantially all of the Company’s sales are covered by existing or pending contracts. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s main contract with PepsiCo, its largest customer, is scheduled to expire on December 31, 2008. The Company is currently discussing a contract renewal with PepsiCo and there can be no assurance of the outcome of these discussions. In addition, in negotiations with certain customers for the continuation and the extension of supply agreements, the Company has agreed to price concessions. The net negative impact of contractual price concessions in 2007 as compared to 2006 is approximately $14.0 million to $16.0 million. Compared to 2007, the Company expects contractual net price increases of approximately $7.0 million to $8.0 million in 2008.

Approximately 78% of the Company’s revenues in the first nine months of 2007 were generated in the United States, with the remainder attributable to its European operations. During the first nine months of 2007, one customer accounted for approximately 38% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 71% of the Company’s consolidated revenues. Approximately 74% of the Company’s sales in the first nine months of 2007 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles. This is an accelerating trend in the industry. In addition, the Company believes that some future movement toward self-manufacturing of CSD packages is likely, particularly where freight costs are a significant factor. As a result, profitability from conventional sales is expected to continue to decline for the foreseeable future. Additionally, increased self-manufacturing may result in over-capacity among merchant suppliers and create pricing pressures. The Company believes that in most cases, customers will continue to purchase conventional preforms from merchant suppliers.

The Company is a producer of higher profit custom products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth sector of the market. Approximately 21% of the Company’s sales in the first nine months of 2007 related to custom PET containers. Custom unit volume declined approximately 1.9% in the third quarter of 2007 compared to the third quarter of 2006. This decrease was driven by the softening in demand for some of the Company’s customers’ products and the temporary suspension of production by a customer.

As previously disclosed, the Company has been notified by two of its conventional customers, representing 3.2% of 2006 consolidated revenues, of their decision to manufacture their own bottles. In addition, as previously disclosed, the Company has been notified by one of its CSD customers, representing 1.9% of 2006 consolidated revenues, of its decision not to renew its contract which expires on December 31, 2007. During 2007, the Company has signed new supply agreements that along with the expected net impact of contractual price increases beginning in 2008 of between $7.0 million and $8.0 million are expected to minimize and potentially exceed the impact of the losses noted above.

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

Substantially all of the Company’s sales are made pursuant to mechanisms that allow for the pass-through of changes in the price of PET resin to its customers. Period-to-period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

The Company is highly leveraged. As of September 30, 2007, the Company’s debt structure consisted of a $75.0 million Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of September 30, 2007, the Company had $10.9 million outstanding under its Revolver Loan and $ 4.1 million of letters of credit issued under its Revolver Loan. Interest expense for the first nine months of 2007 was $31.0 million.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Sales

(dollars in millions)	Three months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
United States	$181.4	$198.2	$(16.8)	(8.5)%
Europe	44.4	48.5	(4.1)	(8.5)

Total	$225.8	$246.7	$(20.9)	(8.5)%

The decrease in consolidated sales was driven by a decline in conventional and custom unit volumes and contractual price reductions. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing. In addition, CSD volume decreased due to consumers shifting their preferences from traditional carbonated soft drinks to alternative beverages such as energy drinks and teas, most of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in preform volume and a strengthening of the British Pound and Euro against the dollar.

The decrease in U.S. net sales in the third quarter of 2007 compared to the third quarter of 2006 was principally driven by declines in unit volume and the impact of contractual price reductions. Total U.S. unit volume decreased 3.3% over the third quarter of 2006. Conventional unit volume declined 3.5% compared to the third quarter of 2006, while custom unit volume decreased 1.9%.

The decrease in European net sales in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to decreased total unit volume of 3.1%. Total bottle and preform volume decreased by 12.3% due principally to the previously disclosed loss of a major customer in the Netherlands, partially offset by an increase in closure volume of 7.3%. The decline in revenue due to volume losses was partially offset by favorable foreign currency translations.

Gross Profit

(dollars in millions)	Three months ended September 30,		Increase (Decrease)
	2007	2006
United States	$16.4	$18.8	$(2.4)
Europe	0.6	1.6	(1.0)

Total	$17.0	$20.4	$(3.4)

Percent of net sales	7.5%	8.3%

The decrease in gross profit in the third quarter of 2007 compared to the third quarter of 2006 was the result of lower volumes and contractual price reductions which were partially offset by lower manufacturing costs and favorable foreign currency translations.

Selling and Administrative Expenses

Selling and administrative expenses increased to $6.6 million in the third quarter of 2007 compared to $6.4 million in the third quarter of 2006. The increase relates primarily to salaries and benefits and a $0.3 million charge related to non-restructuring severance costs, offset by decreased legal and stock compensation expenses.

Research and Technology Expenses

Research and technology expenses were $1.6 million in the third quarter of 2007 compared to $1.7 million in the third quarter of 2006. Research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Operating Income

Operating income was $8.8 million in the third quarter of 2007 compared to $12.0 million in the third quarter of 2006. This decrease in operating income primarily relates to the lower unit volumes and contractual price concessions discussed above.

Interest Expense

Interest expense remained consistent at $10.4 million in the third quarter of 2007 and 2006.

Other (Income) Expense, net

Other income was $0.2 million in the third quarter of 2007 compared to other income of $0.5 million in the third quarter of 2006. The decrease in other income primarily resulted from decreases in foreign currency gains.

Provision for Income Taxes

The Company recorded no provision for income taxes for the third quarter of 2007 or 2006. During the third quarter of 2007 the Company recorded an additional valuation allowance of $1.6 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations. During the third quarter of 2006, the Company recorded a reduction to the valuation allowance of $1.2 million.

Loss from Discontinued Operations, net of taxes

Income from discontinued operations in the third quarter of 2007 was $0.3 million compared to loss from discontinued operations of $0.6 million in the third quarter of 2006 and is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Income (Loss)

Net loss in the third quarter of 2007 was $1.1 million, or $0.09 loss per basic and diluted share, compared to net income in the third quarter of 2006 of $1.4 million, or $0.11 income per basic and diluted share.

Nine Months Ended September 30, 2007 and 2006

Net Sales

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
United States	$529.6	$586.3	$(56.7)	(9.7)%
Europe	149.2	133.5	15.7	11.8

Total	$678.8	$719.8	$(41.0)	(5.7)%

The decrease in consolidated sales was primarily driven by a decline in conventional and custom unit volumes. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing. In addition, CSD volume decreased due to consumers shifting their preferences from traditional carbonated soft drinks to alternative beverages such as energy drinks and teas, most of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in preform volume, and a strengthening of the British Pound and Euro against the dollar.

The decrease in U.S. net sales was principally driven by declines in unit volume and the impact of contractual price reductions. Total U.S. unit volume decreased 5.7% compared to the nine months ended September 30, 2006. Custom unit volume decreased 5.8%, while conventional unit volume declined 5.4 % compared to the nine months ended September 30, 2006.

The increase in European net sales for the nine months ended September 30, 2007 was primarily due to increased total unit volume of 5.2%, and favorable foreign currency translations compared to the nine months ended September 30, 2006.

Gross Profit

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)
	2007	2006
United States	$40.5	$50.1	$(9.6)
Europe	3.4	3.1	0.3

Total	$43.9	$53.2	$(9.3)

Percent of net sales	6.5%	7.4%

The decrease in gross profit for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of lower volumes, contractual price reductions, and the $4.0 million impact of last year’s settlement of a pricing dispute with a customer, which were partially offset by lower manufacturing costs and favorable foreign currency translation.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.2 million, or 15.1%, to $18.1 million for the nine months ended September 30, 2007 from $21.3 million for the nine months ended September 30, 2006. This decrease was primarily driven by lower legal and audit fees.

Research and Technology Expenses

Research and technology expenses were $5.4 million for the nine months ended September 30, 2007 compared to $4.7 million for the nine months ended September 30, 2006. This increase was primarily driven by increased development and regulatory expenses. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

During the nine months ended September 30, 2007 the Company recorded restructuring charges of $3.2 million, which consisted primarily of severance costs principally related to the Company’s operations in the Netherlands. (See Note 8 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $17.4 million for the nine months ended September 30, 2007 compared to $25.7 million for the nine months ended September 30, 2006. This decrease in operating income primarily relates to the decreased operating performance and restructuring charges described above.

Interest Expense

Interest expense decreased $0.1 million to $31.0 million in the nine months ended September 30, 2007 from $31.1 million in the nine months ended September 30, 2006 as a result of lower average borrowings partially offset by a higher effective interest rate.

Other (Income) Expense, net

Other income, net was $1.1 million in the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. Other income, net consists primarily of royalty income, interest income and foreign exchange gains.

Provision for Income Taxes

The Company recorded no provision for income taxes for the nine months ended September 30, 2007 or September 30, 2006. During the nine months ended September 30, 2007 the Company recorded a valuation allowance of $6.5 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company recorded an additional valuation allowance of $1.6 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations.

Income (Loss) from Discontinued Operations, net of taxes

Income from discontinued operations for the nine months ended September 30, 2007 was $0.3 million compared to loss from discontinued operations of $0.9 million for the nine months ended September 30, 2006 and is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Loss

Net loss for the nine months ended September 30, 2007 was $12.3 million, or $1.00 loss per basic and diluted share, compared to a net loss for the nine months ended September 30, 2006 of $4.8 million, or $0.39 loss per basic and diluted share.

Liquidity and Capital Resources

The Company’s debt structure consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly.

At September 30, 2007, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $10.9 million outstanding on the Revolver Loan, and $4.1 million of letters of credit outstanding issued under the Revolver Loan.

The Revolver Loan imposes a limit on maximum capital expenditures of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2006, Constar spent $23.5 million in capital expenditures, allowing $14.3 million to be carried over to 2007. The Company currently expects to spend between $30.0 million and $33.0 million in capital expenditures in 2007, before the impact of capital expenditures for new customer projects that may begin in the second half of 2007 and carry into the first half of 2008.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2007 liquidity will be 2007 financial performance. Liquidity at September 30, 2007 was $63.4 million as compared to $76.0 million at September 30, 2006.

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

Cash Flows

The following table presents selected cash flow data.

(in millions)	Nine months ended September 30,		Increase (Decrease)
	2007	2006
Net cash provided by (used in) operating activities	$(1.0)	$36.9	$(37.9)

Net cash used in investing activities	$(20.8)	$(17.1)	$3.7

Net cash provided by (used in) financing activities	$10.5	$(12.3)	$22.8

Net cash provided by (used in) operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, decreased due to lower profitability in the first nine months of 2007 and changes in working capital. Days sales in accounts receivable increased to approximately 33.4 days at September 30, 2007 from 29.2 days at September 30, 2006 primarily driven by the temporary delay in payments related to specific customers, one less collection day at the end of September 2007, and a change in European customer mix which resulted in higher European days sales in accounts receivable than at the end of September 2006. Average days sales in accounts receivable for the nine months ended September 30, 2007 were 30.9 days compared to 30.7 days for the same period of last year. Inventory days increased to approximately 40.7 days at September 30, 2007 from 37.1 days at September 30, 2006 due to a build up of inventory in anticipation of higher demand. Average inventory days for the nine months ended September 30, 2007 were 38.3 days compared to 40.3 days for the same period of last year. Days payable in accounts payable and accrued liabilities decreased to 54.8 days at September 30, 2007 compared to 56.0 days at September 30, 2006. The decrease in days payable was primarily a result of the timing of payments to our resin vendors. During the first nine months of 2007 average days payable were approximately 51.2 days or 0.4 days lower than the average days payable during the first nine months of 2006. This is the result of the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. On October 1, 2007, we made a payment of approximately $6.5 million to a vendor in the normal course of business.

The increase in net cash used in investing activities was primarily due to an increase in capital spending. Capital expenditures primarily related to new business initiatives, implementation of the Company’s Best Cost Producer program, and general plant maintenance. The Company’s Best Cost Producer program is an ongoing initiative to continually reduce manufacturing costs and improve operating efficiencies at its manufacturing facilities. This initiative has in the past resulted in restructuring charges.

Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily comprised of net borrowings of $10.9 million on the Revolver Loan. Net cash used in financing activities for the nine months ended September 30, 2006 was primarily comprised of net repayments of $10.5 million on the Revolver Loan and a $1.5 million repayment of other debt.

Commitments

As a result of the adoption of FIN 48, the Company had a material change to the scheduled contractual obligations table disclosed in its 2006 Annual Report on Form 10-K filed March 29, 2007. As of September 30, 2007, the Company’s contractual obligation related to the adoption of FIN 48 was approximately $0.7 million.

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 9 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $55.1 million at September 30, 2007 from $44.8 million deficit at December 31, 2006. This increase was primarily due to a net loss for the nine months ended September 30, 2007 of $12.3 million, the revaluation of a cash flow hedge of $1.3 million, and a negative adjustment of $0.7 million due to the adoption of FIN 48, which was partially offset by postretirement amortization of $2.4 million, and currency translation adjustments of $1.4 million during the nine months ended September 30, 2007.

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

The Company derived approximately 22% of total revenues from sales in foreign currencies during the nine months ended September 30, 2007. In the Company’s financial statements, operating results in local currency are translated into U.S. dollars based on average exchange rates during the period and balance sheet items are translated at rates in effect on the balance sheet date. During periods of a strengthening dollar, the Company’s U.S. dollar financial results related to operations conducted in foreign currencies are reduced because the local currency amounts are translated into fewer U.S. dollars. Conversely, as the dollar weakens, the Company’s foreign results reported in U.S. dollars will increase accordingly. Based on the Company’s revenues for the first nine months of 2007 from its foreign locations that utilize currencies other than the U.S. dollar, a 10.0% increase in the U.S. dollar value would result in approximately a $13.4 million reduction in net sales. The Company may enter into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on assets, liabilities, firm commitments and anticipated transactions. However, the Company does not generally hedge its exposure to translation gains or losses on non-U.S. net assets. At September 30, 2007, the Company had no foreign currency derivative contracts outstanding.

Under the procedures and controls of the Company’s risk management, the Company entered into an agreement to manage the floating interest rate on a portion of the Company’s Senior Notes. The interest rate swap involved the exchange of floating interest payments based on the three month LIBOR rate for a fixed rate. The Company uses the interest rate swap to manage and hedge its exposure to interest rate risks. Therefore, the Company has an exposure to interest rate risk on the portion of the Senior Notes and borrowings under the Revolver Loan that is not part of the cash flow hedge. The extent of the Company’s interest rate risk in connection with the Revolver Loan and the Senior Notes is not quantifiable or predictable because of the variability of future interest rates and borrowing requirements. Based on borrowing levels as of September 30, 2007, a 1.0% increase in LIBOR would have resulted in an increase of $1.3 million in annual interest expense. However, current amounts borrowed under the Revolver Loan might not be representative of future borrowings which will be based on our future requirements and seasonal needs.

The principal raw materials used in the manufacture of the Company’s products are resins that are petrochemical derivatives. The markets for these resins are cyclical, and are characterized by fluctuations in supply, demand and pricing. Substantially all of the Company’s sales are made under mechanisms that allow for the pass-through of changes in the price of PET resin under various pass-through mechanisms. PET resin is our principal raw material and a major component of cost of goods sold. Period-to-period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance, because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

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

As of September 30, 2007, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

3.2	Amended and Restated Bylaws.

10.5	Agreement dated August 7, 2007 between Constar International Inc. and Frank Gregory (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed August 24, 2007).*

10.27a	Form of amendment to Change of Control Agreement. *

10.27b	Agreement dated August 1, 2007 between Constar International Inc. and Chris Phelan.*

10.35a	Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35a of the Registrant’s Report on form 8-K filed November 6, 2007).*

10.36a	Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.36a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: November 14, 2007	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal accounting officer)