Form 10-K
period 2007-12-31
CONSTAR INTERNATIONAL INC
filed 2008-03-31
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission file number 000-16496

Constar International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1889304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)

(215) 552-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $47,425,190 based upon the closing market price of the Company’s common stock on June 30, 2007.

As of March 24, 2008, 12,962,976 shares of the Registrant’s Common Stock were outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	The Company’s debt level and its ability to service existing debt or, if necessary, to refinance that debt;

•	The impact of the Company’s debt on liquidity;

•	The Company’s plans to fund operations using a credit facility that is subject to conditions and borrowing base limitations;

•	The ability of the Company to achieve its 2008 operating plan and its cash improvement programs;

•

Indebtedness under the Company’s $220,000,000 of notes issued in 2005, and borrowings under the Company’s credit facility, are subject to floating interest rates that may cause interest expense to increase;

•	The Company’s ability to comply with the covenants in the instruments governing its indebtedness;

•	The Company’s ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how;

•	The continued movement of customers toward self-manufacturing;

•	Conversion from metal, glass and other materials for packaging to plastic packaging;

•	The Company’s relationships with its largest customers and suppliers;

•	The ability of the Company to renegotiate its cold fill supply contract with Pepsi expiring at the end of 2008;

•	The success of the Company’s customers in selling their products in their markets;

•	The Company’s ability to manage inventory levels based on its customers’ projected sales;

•	Risks associated with the Company’s international operations;

•	The terms upon which the Company acquires resin and its ability to pass-through resin related price increases in its sales;

•	The Company’s ability to obtain resin from suppliers on a timely basis;

•	The impact of consolidation of the Company’s customers on sales and profitability;

•	The Company’s ability to fund capital expenditures in the future;

•	General economic and political conditions;

•	Increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;

•	The Company’s ability to protect its existing technologies and to develop new technologies;

•	The Company’s ability to timely market products incorporating its MonOxbar™ and DiamondClear™ technologies;

•	The Company’s ability to control costs;

•	The Company’s ability to maintain an effective system of internal controls and remediate any material weaknesses or significant deficiencies that may be identified from time to time;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	The Company’s ability to identify trends in the markets in which it competes and to offer new solutions that address the changing needs of these markets;

•	The Company’s ability to successfully execute its business model and enhance its product mix;

•	The Company’s ability to successfully prosecute or defend the legal proceedings to which it is a party; and

•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.

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

General

Constar International Inc. (the “Company” or “Constar”) is a global producer of PET, or polyethylene terephthalate, plastic containers for food, beverages, and other end use applications. Constar manufactures PET containers for conventional PET applications in soft drinks and water and for custom PET applications. Custom PET container applications include food, juices, teas, sport drinks, new age beverages, household chemicals, beer and flavored alcoholic beverages, most of which require a combination of advanced technologies, processing know-how and innovative designs. Beverage categories dominate the PET market. The Company also produces plastic closures and other non-PET containers (closures and extrusion blow mold containers) representing approximately 4% of sales in 2007.

Constar’s technologies are aimed at enabling the Company to meet the specific needs of products being converted from other forms of packaging to PET. Constar’s oxygen-scavenging technology, Oxbar®, enables the Company to produce the special packaging required to extend the shelf life of oxygen sensitive products. In 2005, Constar commenced commercial sales of its monolayer Oxbar™ technology, MonOxbar™ . In 2007, Constar commenced commercial sales of DiamondClear™, a monolayer oxygen barrier material that can be incorporated into PET containers to produce glass-like clarity.

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

PET products include both bottles and preforms. Preforms are test-tube shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preform sales generally carry lower variable per unit profitability than bottle sales. Preforms are utilized in both conventional and custom applications. In the United States, manufacturers generally sell bottles. In Europe, manufacturers generally sell preforms.

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

Key Markets and Products

The Company is a leading producer of PET containers. The Company’s products are used in a variety of end-use markets, including soft drinks, water, peanut butter, edible oils, salad dressing, juices, ketchup, teas, household chemicals, beer and flavored alcoholic beverages. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Consolidated net sales for the Company in 2007 were $881.6 million. Approximately 78% of the Company’s 2007 revenue was attributable to sales in the United States and the remainder was attributable to sales in Europe. Additional financial information for the Company, and within selected geographical areas, is set forth in Item 7 below and the Notes to Consolidated Financial Statements.

Conventional PET

The Company’s conventional PET sales relate primarily to containers used in packaging soft drinks and water. In 2007 and 2006, conventional PET products represented approximately 74% and 76%, respectively, of the Company’s sales. Constar’s strategy in this market segment is to maintain its relationships with its major customers, improve profit margins and only invest when projects improve overall conventional PET profitability and achieve the Company’s expected return on investment.

Custom PET

Custom PET products represented approximately 22% and 20% of Constar’s sales in 2007 and 2006, respectively. The Company believes that custom PET applications represent significant growth opportunities and generally provide greater profitability than conventional PET applications.

Proprietary Technologies

Advanced technologies such as oxygen barrier, carbon dioxide barrier and heat-set are necessary to produce custom PET bottles for foods and beverages. Oxygen barrier technologies inhibit oxygen from penetrating the packaging, which can cause the flavor and the color of the product to degrade. Carbon dioxide barrier technologies minimize the loss of carbon dioxide from carbonated products. Heat-set technologies are used to allow pouring of heat processed food and beverages into bottles that can withstand high temperatures without deforming. In the past, products requiring these characteristics were generally packaged in glass. Currently available technologies allow these products to be packaged in PET, which is more desirable than glass because of PET’s light weight and shatter resistance.

Oxygen-Barrier. The Company’s Oxbar™ technology is a portfolio of powerful oxygen scavenging materials that are designed to increase product shelf life by inhibiting oxygen from entering a package. In a multilayer construction, Oxbar™ also acts as a carbon dioxide barrier which is ideal for products that are both sensitive to oxygen ingress and carbonation loss, like beer and many flavored alcoholic beverages. An additional benefit of Oxbar™ is that the barrier technology can be incorporated in the preforms from which plastic bottles are blown versus competitive technologies that apply barrier material to the finished bottles. This is an important competitive advantage since preforms can be shipped more economically than bottles, allowing for the blowing of oxygen-scavenger bottles on the world’s existing base of blow-molding equipment without modification.

The Company’s products also include MonOxbar™ preforms and containers in addition to multilayer preforms and containers. Multilayer oxygen-scavenging bottles have Oxbar™ between two layers of PET. Monolayer bottles incorporate the scavenging technology into a single layer of PET. This introduces oxygen-scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multilayer injection molding machines. In a monolayer construction Oxbar™ maintains similar oxygen scavenging performance to multilayer Oxbar™, but does not offer significant improvement in carbonation retention. Monolayer Oxbar™ is targeted for non-carbonated oxygen sensitive products like juices, teas, sauces, ketchup and certain foods.

The Company’s DiamondClear™ technology uses different chemistry than Oxbar™, but provides equal scavenger performance with the clarity of glass. In January 2007, DiamondClear™ completed the Food and Drug Administration’s food contact notification process for packaging ketchup. In January 2008, DiamondClear™ completed an additional Food and Drug Administration’s food contact notification process and is now available for all food and beverage applications. The Company commenced commercial shipments of DiamondClear™ in 2007. DiamondClear™ is targeted for non-carbonated oxygen sensitive products like juices, teas, sauces, ketchup and certain foods. The Company is currently working on expanding its DiamondClear™ portfolio to include other formulations of the technology.

Heat-set. The Company possesses expertise and patents that enable it to manufacture heat-set bottles that can withstand filling at temperatures in excess of 185 degrees Fahrenheit. Heat-set bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Heat-set bottles also use structural design features that absorb and withstand vacuum created inside the bottle after filling and when the contents cool. The Company has developed new heat-set technologies that allow the Company to produce creative product designs without using traditional structural design features. Constar is also working to expand other applications of heat-set technology. The Company supplies a full range of heat-set sizes, from single serve to gallon bottles.

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are under contracts containing provisions that allow for the pass-through of changes in the price of PET resin under various timing mechanisms. In 2007, the Company’s top five customers accounted for approximately 60% of the Company’s sales, while the Company’s top ten customers accounted for approximately 71% of the Company’s sales. During the same period, purchases by Pepsi accounted for approximately 38% of the Company’s sales. Pepsi, as defined in this document, represents PepsiCo, Inc., with which the Company has a supply agreement for hotfill containers, and the organizations (Pepsi Bottling Group, Pepsi Americas, independent bottlers and others) that have designated PepsiCo’s global procurement organization to negotiate purchasing for their cold fill (carbonated soft drinks and water) containers under a separate supply agreement. The Company’s hotfill contract with PepsiCo represents 3% of 2007 sales. The Company’s cold fill contract, which expires on December 31, 2008, represents 35% of 2007 sales. See financial statement footnote 4 for further discussion on the Pepsi cold fill contract. Other than Pepsi, no customer accounted for more than 10% of the Company’s sales in 2007. The Company is continually seeking ways to expand its customer base.

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

Research and technology expenditures were $7.0 million and $6.2 million in 2007 and 2006, respectively.

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

Competition in the PET industry is intense. In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Profit margins, on average, are lower in the conventional business and where custom technologies are commonly available. Differentiation is obtained by cost advantage of scale, design and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, there is more value placed on technology and innovation in proprietary custom PET, since patents, know-how, specialized equipment, process techniques and specialized materials are used in the manufacture of many custom PET products.

The PET business is capital intensive, with whole manufacturing lines often committed to the requirements of a single customer. An important element of competition is the strength of each company’s process for evaluation, design, presentation and execution of new product development opportunities presented by the packaging needs of customers. Product design, engineering and investment decisions made when new capacity is acquired, and the financial and contractual terms obtained with customers to support that investment, are key determinants of a company’s success in this market. Flexibility of the manufacturing platform, large scale plants that distribute overhead costs broadly, and continuous improvements are sources of competitive cost advantage.

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on its Oxbar™ technology, as well as patents related to its line of heat-set bottles. The earliest of the Oxbar™ patents will expire in 2008.

The Company’s Oxbar™ technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s Oxbar™ patents but not each other’s know-how. A third party holds a royalty-based, exclusive, worldwide license to the Oxbar™ patents, but not for rigid polyester packages such as PET containers. Constar has granted royalty-bearing licenses to some of its competitors for certain applications of the Oxbar™ patents. In addition, the Company is offering direct sales of MonOxbar™ and DiamondClear™ materials.

The Company relies on proprietary know-how, continuing technological innovation and other trade secrets to develop products and maintain its competitive position. The Company attempts to protect its proprietary know-how and its other trade secrets by executing, when appropriate, confidentiality agreements with its customers and employees. The Company cannot be assured that its competitors will not discover comparable or the same knowledge and techniques through independent development or other means.

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

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of Constar’s operations, the long history of industrial operations at some of its facilities, the operations of predecessor owners or operators of certain of its businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, the Company may be adversely affected by liability provisions of environmental laws. Various facilities have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has an accrual of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

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

Employees

As of December 31, 2007, the Company employed 1,746 employees, with 1,535 in the United States and 211 in Europe. None of its U.S. employees are unionized. There are union workers at its Sherburn, United Kingdom plant and its Zevenaar, Netherlands plant. The Company believes that its employee relations are generally good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

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

For the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix, customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

If we do not generate sufficient cash flow, we will not be able to service our debt and provide for ongoing operations.

If we are unable to generate sufficient cash from operating activities to service our debt and fund our operations or if we are unable to refinance our debt, we may have to defer capital expenditures or sell assets to generate cash, which could weaken our competitive position. Net cash provided by operating activities for the years ended 2007 and 2006 was $10.3 million and $44.3 million, respectively. As of December 31, 2007, we had $395.0 million in principal amount of debt outstanding consisting of our secured notes and our senior subordinated notes. As of December 31, 2007, there were $0.4 million of borrowings under our credit facility, $7.0 million outstanding under letters of credit, $4.3 million of cash on our balance sheet, and we had $54.8 million available to borrow under our credit facility. The Company will need to generate enough cash to service its debt and to fund its operations. Although interest rates and the amount outstanding under our credit facility and the secured notes may vary, based on interest rates and debt levels as of December 31, 2007, servicing our outstanding indebtedness would require annual payments of $37.3 million of interest (excluding $2.2 million of annual amortization of deferred financing costs and debt discount). Our ability to generate cash depends to some extent on general economic, competitive, legislative and other factors beyond our control. Borrowings under our credit facility may alleviate our short-term cash needs, but any borrowings under such facility will further increase our debt. In addition, we may need to refinance all or a portion of our debt and we may be unable to do so on commercially reasonable terms or at all. Moreover, it may be more difficult for us to refinance our credit facility or other debt because we have granted liens on substantially all of our assets to secure our credit facility and our secured notes.

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

We currently plan to finance ordinary business operations through borrowings under our credit facility. Our ability to borrow funds under our credit facility is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivables and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. As of December 31, 2007, there were $0.4 million of borrowings under our credit facility, $7.0 million outstanding under letters of credit, $4.3 million of cash on our balance sheet, and we were able to borrow $54.8 million under our credit facility. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent has informed the Company that it currently plans to place a reserve against our borrowing base effective on or about April 1, 2008 relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility. We believe that due to the fact that the value of our borrowing base will be increasing over the next few months as we build inventory for the summer months, this reserve will not have a significant impact on our liquidity. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access our credit facility, we may become illiquid and we may be unable to finance our ordinary business activities.

Our interest expense may increase since indebtedness under the secured notes and our credit facility is subject to floating interest rates.

The secured notes and our borrowings under our credit facility are subject to floating interest rates and the amount outstanding under the credit facility will change from time to time. Based on interest rates and debt levels at December 31, 2007, our annualized cash interest costs for fiscal 2008 would be approximately $37.3 million. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. As of December 31, 2007, we had $220.4 million in borrowings under the secured notes and our credit facility. A 1% increase in market interest rates on our floating rate borrowings outstanding as of December 31, 2007 after giving effect to the swap described below would result in an annual increase in our interest expense and a decrease in our income before taxes of approximately $1.2 million.

In May 2005, we entered into an interest rate swap on $100.0 million notional amount of our secured notes. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate of 7.9%.

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

Our credit facility is secured by our domestic and United Kingdom accounts receivable, inventory, investment property, instruments, chattel paper, documents, deposit accounts and other intangibles, as well as a pledge of all of the outstanding capital stock of our domestic and United Kingdom subsidiaries and 65% of the voting stock of our other foreign subsidiaries. As of December 31, 2007 and 2006, the book value of such assets was approximately $128.5 million and $111.7 million, respectively.

Our net sales and profitability may decline if we lose Pepsi as a customer or if Pepsi reduces the number of containers that it purchases from us.

Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on

December 31, 2008. Our total sales to Pepsi accounted for approximately 38% and 33%, respectively, of our revenue for the years ended December 31, 2007 and 2006 In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards.

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). To date the discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing, unit volumes and product mix. The Company believes that the discussions have progressed to the point where the Company expects to reach an agreement before the end of the second quarter of 2008. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

If the cold fill Pepsi contract is not renewed, the material adverse change would constitute a default under the Company’s Revolver Loan and the payment of this debt could be accelerated. An acceleration of the Revolver Loan would permit the acceleration of the secured notes and the subordinated notes. Should such acceleration occur, the Company would have to seek other forms of financing. There can be no assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Although there has been no material change in the Company’s relationship with its customers or suppliers, there can be no assurance that as the December 31, 2008 contract expiration for Pepsi approaches there would not be a change. Customers and suppliers that are not under contract may seek to change the terms of their economic relationship with the Company. If such a change is material, it could cause a strain on the Company’s liquidity or eliminate its current liquidity and reduce its level of cash flow. Should such a change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Should the cold fill Pepsi contract not be renewed on satisfactory economic terms to the Company, the Company will need to review the carrying value of its long-lived assets and may have to record an impairment charge on those assets.

Conventional PET containers account for over 74% of our sales and generally carry lower per unit variable profitability than custom units.

For the years ended December 31, 2007 and 2006, approximately 74% and 76%, respectively, of our sales related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products typically generate lower variable profitability. Profitability is driven principally by volume and maintaining efficient manufacturing operations.

The market for conventional products may decline.

In recent years, the largest growth within conventional products has come from bottled water. Profitability from water bottle sales has declined as economic factors have forced some water bottlers into self-manufacturing of PET bottles and some smaller water bottlers out of business. We believe that the trend towards self-manufacturing of water bottles will increase. Growth in water bottles sales may also be impacted by environmental concerns. We believe that customers may also move towards self-manufacturing of certain carbonated soft drink packages where economics can be justified. In addition, the shift to healthier beverages is driving a decline for carbonated soft drinks.

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

In 2007, the Company’s ten largest customers accounted for approximately 71% of our sales. Pepsi alone accounted for 38% of our sales. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decrease in cash flows may cause the carrying value of our assets to become unrecoverable and could cause a write-down of assets due to impairment.

The loss of our intellectual property rights, for which we enjoy limited protection, would negatively impact our ability to compete in the PET industry.

If we are unable to maintain the proprietary nature of our technologies, we may lose the ability to generate royalties in the future by licensing our patented technologies and our competitors may use our technologies to compete with us. We have a number of patents covering various aspects of the design and construction of our products, including our Oxbar™ technology. Our United States and European Oxbar™ patents begin to expire in 2008.

Our patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products, design around our patents or infringe upon our patents. The costs of litigation to defend our patents could be substantial and may outweigh the benefits of enforcing our rights under our patents. We market our products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of our domestic patents have been registered in other countries. We also rely on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of this information. In addition, we have from time to time received letters from third parties suggesting that we may be infringing on their intellectual property rights, and third parties may bring infringement suits against us. If the claims of these third parties are successful, we may be required to seek licenses from these third parties or refrain from using the claimed technology. In addition, other parties use oxygen barrier technologies, and to the extent we determine that any such technologies infringe upon our patents, we may have to bring infringement suits to enforce our patent rights. In any such infringement suit, a defendant would likely seek to invalidate the patents at issue.

We have licensed Oxbar™ to some of our competitors which may allow our licensed competitors to compete more effectively with us.

We have licensed to some of our competitors certain applications of our Oxbar™ technology. This may offset some of the competitive advantage offered by Oxbar™ and allow our licensed competitors to compete more effectively with us. We may also license other technologies that currently exist or that we may develop in the future. Any such licensing activity may harm our competitive position.

The competitive advantages of our Oxbar™ technology may also be weakened by the sublicense rights held by a third party.

Oxbar™ technology is subject to a worldwide royalty-free cross-license with Rexam AB, which owns several patents relating to oxygen-scavenging technology. The cross-license agreement gives both parties the right to use and sublicense each other’s oxygen scavenging technology patents, but not each other’s know-how. The competitive advantages that we believe can be achieved through Oxbar™ may not be fully realized to the extent that Rexam uses Oxbar™ to compete with us or sublicenses Oxbar™ to any of our existing or potential competitors or customers, or other third parties. From time to time we have attempted to negotiate a new agreement with Rexam to modify our respective rights to Oxbar™, but to date no such agreement has been concluded and such an agreement may never be concluded.

Our products and services may become obsolete.

Significant technological changes could render our existing technology or our products and services obsolete. The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to compete may be weakened if our existing technologies are rendered obsolete. If we are unable to respond successfully to technological developments or do not respond in a cost-effective way, or if we do not develop new technologies, our net sales and profitability may decline. To be successful, we must adapt to rapidly changing markets by continually improving our products and services and by developing new products and services to meet the needs of our customers. Our ability to develop these products and services will depend, in part, on our ability to license leading technologies useful in our business and develop new offerings and technology that address the needs of our customers. Similarly, the equipment that we use may be rendered obsolete by new technologies. A significant investment in new equipment may reduce our profitability.

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

In addition to competition with other independent suppliers of PET packaging, some of our potential customers produce their own PET containers. Coca-Cola, one of the largest end-users of conventional PET containers in the United States, self-manufactures its own PET preforms and blows its own bottles. Some of our customers have developed in-house preform production and bottle blowing capacity, and we believe that this trend is accelerating. This may reduce our sales and our profitability. In addition, if self-manufacturing results in merchant suppliers having significant excess capacity, price competition may increase.

If we do not have adequate funds to meet our capital needs, our business may be impaired and our losses may increase.

If we do not have adequate funds to make our capital expenditures or if the expected benefits of capital expenditures are not achieved, our business may be impaired and our losses may increase. We expect to have substantial capital needs in the future. If we do not have funds available to satisfy our capital expenditure requirements, we may not be able to pursue our strategy for profitable growth. We cannot be certain that our capital needs will not be larger than expected. We also cannot be certain that the expected benefits of any capital expenditures will be achieved.

We require large quantities of resin to manufacture our products so that increases in the price of resin may negatively impact our financial results and may deter the growth of the PET market.

We use large quantities of plastic resin in manufacturing our products and increases in the price of resin may increase our cost of products sold, reduce our profitability and reduce our prospects for growth. Resin is the principal raw material used in the manufacture of our products. Resin is subject to substantial price fluctuations. Resin is a petrochemical product and resin prices may fluctuate with prices in the worldwide oil and gas markets. Political or economic events in oil or gas producing countries, such as those in the Middle East, may impact the price of resin. We are subject to the risk of fluctuations in the price of resin. Although substantially all of our business is under contracts that permit us to pass changes in the price of resin through to our customers, market conditions may not permit us to fully pass through any future resin price increases or may force us to grant other concessions to customers. In addition, the arrangements that we make to limit our exposure to fixed or other resin pricing mechanisms may not operate as expected, including under circumstances where our resin suppliers are unable or unwilling to perform. Resin price increases against which we are not protected may have a material adverse impact on our business. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, may increase our cost of products sold and reduce our profitability. A sustained increase in the price of resin may slow the rate of conversion of alternative packaging materials, such as glass and metal, to PET, or may make these alternative packaging materials more attractive than PET. A sustained increase in the price of resin may also result in an increased price to consumers, which may affect consumer preference for PET packaging. If these factors reduce the demand for PET packaging, it may significantly reduce our prospects for growth.

Customers may supply us with an increasing amount of resin, which may reduce our ability to negotiate favorable resin purchase contracts.

Pepsi currently supplies us with a portion of our resin requirements for manufacturing its containers. Pepsi has the right to supply us with up to all of its resin requirements, which may reduce our profitability. Other customers have recently sought similar rights to direct our resin purchasing. Because we are a large purchaser of resin, we enjoy significant leverage in negotiating resin purchase agreements. To the extent that Pepsi or other customers exercise their right to supply us with an increasing amount of resin, the amount of resin that we purchase will decline and we may lose some of our leverage in negotiating resin purchase agreements. If we have to pay higher prices for resin, our costs will increase and we may not be able to offer our customers pricing terms as favorable as those we offer now or as favorable as those offered by our competitors. In addition, the Company’s borrowing base would be reduced if the Company holds less resin in inventory, which would limit the Company’s ability to borrow the full amount available under the Company’s credit facility.

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

In both the US and Europe, our purchasing portfolio for resin often includes a component of imported resin from Asia or other foreign markets. Greater shipping distances, government actions, political unrest, tariffs, local market conditions in the exporting region, and other issues may affect supplier reliability and cause greater risk of supply disruption for such imported resin.

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

For the years ended December 31, 2007 and 2006, we derived approximately 22% and 19%, respectively of our revenue from sales in foreign currencies. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the British pound and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars.

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

Electrical power is vital to our operations and we rely on a continuous power supply to conduct our business. If energy costs substantially increase in the future, we could experience a significant increase in operating costs. In addition, we have experienced power interruptions at our manufacturing facilities, particularly during severe weather conditions. Frequent or sustained power interruptions, particularly at our larger manufacturing facilities, may limit our ability to supply our customers and negatively impact our business.

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

Our business is exposed to product liability risk and the risk of negative publicity if our products fail. Although we maintain insurance for product liability claims, the amount and scope of our insurance may not be adequate to cover a product liability claim that is successfully asserted against us. Our product liability insurance does not cover product recall costs. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available on commercially reasonable terms, or at all.

In addition, we are exposed to the product liability risk and negative publicity affecting our customers and suppliers. Because many of our customers are food, beverage and other consumer products companies, with their own product liability risks, our sales may decline if any of our customers are sued on a product liability claim. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers’ products that use our containers.

Our operations and profitability could suffer if we experience labor relations problems or if we do not reach new union agreements on satisfactory terms.

A prolonged work stoppage or strike could prevent us from operating our manufacturing facilities. The contract with our union employees in our Netherlands facility expires on September 30, 2009. The contract with our union employees in our Sherburn, England facility expires on December 31, 2008. While we believe that our employee relations are generally good, there can be no assurance that a new contract can be negotiated and if so, what impact the terms will have on the Company.

We have a significant amount of goodwill and may be required to write down goodwill in certain circumstances, which would result in lower reported net income (or higher net losses) and an increase in our stockholder’s deficit.

We have a significant amount of goodwill and a write-down of our goodwill would reduce our net worth and would reduce our net income or increase our net loss. At December 31, 2007 we had $148.8 million of goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate goodwill to determine whether it is impaired under the guidelines of the standard. Accordingly, we test the value of our goodwill for impairment at least annually and, under certain circumstances, we may be required to recognize an impairment charge.

Certain circumstances may indicate the need for an immediate impairment review, such as if our book value was in excess of our market capitalization.

We may not be able to report accurately our financial results or prevent fraud if we fail to maintain an effective system of internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal control over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal control over financial reporting. If we fail to remedy or maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal control over financial reporting could result in financial statements that do not accurately reflect our financial condition. We might not be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act. Our independent registered public accounting firm might not complete their assessment of our internal controls in a timely manner. Finally, our management and our independent registered public accounting firm might not conclude that our internal control over financial reporting is effective. The Company did not maintain effective internal control over financial reporting at December 31, 2007.

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

We maintain funded pension plans in the U.S., the U.K. and Holland and an unfunded retiree medical/life insurance plan in the U.S. In 2007, we contributed approximately $5.2 million in the aggregate to the pension and retiree medical/life insurance plans, and we expect to contribute approximately $4.8 million in the aggregate to these plans for 2008. As of December 31, 2007, our U.S. pension plan was underfunded by approximately $3.8 million and our unfunded retiree medical and life insurance benefit obligation was approximately $6.1 million.

The U.S. pension plan’s assets consist primarily of common stocks and fixed income securities. If the performance of these investments does not meet our assumptions, the underfunding of the U.S. pension plan may increase and we may have to contribute additional funds to the U.S. pension plan. In addition, the recently enacted Pension Protection Act of 2006 could require us to accelerate the timing or our contributions to the U.S. pension plan and also increase the premiums that we pay to the Pension Benefit Guaranty Corporation (the “PBGC”). The actual impact of the Pension Protection Act on our U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An increase in U.S. pension plan contributions and expenses could decrease our available cash to pay outstanding obligations and our net income. While the U.S. pension plan continues in effect, we will continue to incur additional pension obligations. Our U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC has the authority to terminate an underfunded plan under certain circumstances. In the event that our U.S. pension plan is terminated for any reason while the plan is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the under funding.

In 2007, we contributed approximately $1.6 million in the aggregate to the U.K. and Holland pension plans, and we expect to contribute approximately $1.1 million in the aggregate to these plans for 2008. As of December 31, 2007, these plans were underfunded by approximately $1.9 million.

If we lose the benefit of our agreements with Crown, the costs of the services we receive may increase.

We were a wholly-owned subsidiary of Crown until Crown sold most of our equity in a November 2002 public offering. At the time of such offering, we entered into a number of transitional arrangements and other contractual agreements with Crown that were made in the context of a parent-subsidiary relationship and negotiated in the overall context of such offering. As a result, these agreements are not on arm’s length terms and are not representative of the terms that we might have reached with unaffiliated third parties or of the terms of future agreements that we may enter into with unaffiliated third parties. If Crown ceases to provide these services, we will have to engage a third party or supplement our own capabilities to provide these services. This may be costly and disruptive to our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company maintains facilities in the United States and Europe. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
North America
Philadelphia, Pennsylvania	Headquarters	23,188	Leased
Alsip, Illinois	Research and Development	44,392	Leased
Atlanta, Georgia	Warehouse	186,731	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Belcamp, Maryland	Warehouse	140,000	Leased
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina	Plant and Warehouse	142,500	Owned
Cheraw, South Carolina	Plant and Warehouse	134,236	Leased
Collierville, Tennessee	Plant	200,001	Owned
Collierville, Tennessee	Warehouse	98,489	Leased
Dallas, Texas	Plant	198,099	Leased
Dallas, Texas	Plant and Warehouse	636,480	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland	Plant and Warehouse	175,200	Owned
Houston, Texas	Plant and Warehouse	191,537	Leased
Jackson, Mississippi	Plant and Warehouse	127,043	Owned
Jackson, Mississippi	Railtrack	800 ft	Leased
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Kansas City, Kansas	Warehouse and Railspur	20,000	Leased
Hebron, Ohio	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	360,000	Leased
Orlando, Florida	Plant and Warehouse	180,332	Leased
Salt Lake City, Utah	Warehouse	80,713	Leased
West Chicago, Illinois	Warehouse	100,737	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Zevenaar, Netherlands	Plant	22,188	Owned
Sherburn, England	Plant	22,748	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.

All owned U.S. and U.K. real property is subject to a lien under the Company’s senior secured notes.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. The Third Circuit has not yet ruled on the Petition. The parties are currently conducting discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

On March 13, 2007, Marshall Packaging Co. LLC brought suit in the Eastern District of Texas, C. A. No. 6:07cv118, against Amcor PET Packaging USA Inc. and Wal-Mart Stores Inc., alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages (“the Lawsuit”). On April 5, 2007, Marshall settled with Amcor for an undisclosed amount and Amcor was subsequently dismissed from the Lawsuit. On June 29, 2007, Marshall amended its Complaint to add Premium Waters, Inc., a Wal-Mart supplier, as a defendant. The Company is a supplier of certain containers to Premium, and Premium is claiming indemnity from the Company with respect to some as yet unknown portion of the containers that Premium sells to Wal-Mart. The Company does not know which or how many Constar containers are included among those accused in the Lawsuit. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend against any attempt to implicate its containers in the Lawsuit. The Company can not reasonably estimate the amount of any loss that may result from this matter.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

2007	High	Low
Quarter ended December 31, 2007	$4.62	$2.13
Quarter ended September 30, 2007	$6.61	$3.21
Quarter ended June 30, 2007	$9.61	$6.04
Quarter ended March 31, 2007	$11.10	$6.32

2006	High	Low
Quarter ended December 31, 2006	$7.39	$5.51
Quarter ended September 30, 2006	$6.00	$3.20
Quarter ended June 30, 2006	$4.14	$2.09
Quarter ended March 31, 2006	$3.97	$2.99

At March 29, 2008, there were no shares of preferred stock outstanding.

As of March 29, 2008 there were approximately 75 holders of record of the Company’s Common Stock. The Company did not declare dividends on its Common Stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2007 the closing price of the Company’s Common Stock was $4.08. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures and other non-PET containers representing less than 4% of sales. Approximately 78% of the Company’s revenues in 2007 were generated in the United States, with the remainder attributable to its European operations. During 2007, one customer accounted for approximately 38% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 71% of the Company’s consolidated revenues. Approximately 74% of the Company’s sales in 2007 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During 2007, conventional unit volume declined 4.2% due to the continued movement of water bottlers to self-manufacturing and consumers shifting their preferences from carbonated soft drinks to energy drinks and teas.

The Company believes that water bottlers will continue to shift towards manufacturing their own bottles, although the Company believes that many of them will continue to purchase preforms from merchant suppliers. The Company believes that this shift will continue due to economic and competitive factors at the retail level, and that water bottlers that cannot compete at the retail level will either be consolidated or go out of business. As a result, profitability from bottled water bottle sales is expected to decline in the future. The Company believes that customers may also move toward self-manufacturing of certain carbonated soft drink packages where cost effective.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. The Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar™, MonOxbar™, and DiamondClear™) are the best performing oxygen barrier technologies in the market today and will drive continued growth for the Company within the custom segment of the market. The Company’s patents pertaining to Oxbar™ and MonOxbar™ begin to expire in 2008. The technology required to produce certain types of custom products is commonly available. The Company believes that there are significant growth opportunities for the conversion of glass and aluminum containers to PET containers for small sized carbonated soft drinks, bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications.

Approximately 22% of the Company’s sales in 2007 related to custom PET containers. Through the first nine months of 2007, custom units declined 5.8%, primarily due to the national product recall of one of our customer’s products, as well as increased competition in the isotonics market segment. Fourth quarter custom unit growth was 23.8%, driven by new customer awards and the reintroduction of the recalled products as discussed above. As a result, custom unit volume for the full year 2007 as compared to 2006 was essentially flat.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2008, the Company expects to achieve a net positive impact of contractual price increases of between $5.0 million and $7.0 million.

The volume-weighted average life of the Company’s contracts, excluding Pepsi, is approximately 3.3 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s cold fill contract with Pepsi, its largest customer, is scheduled to expire on December 31, 2008. See financial statement footnote 4 for further discussion of the Pepsi contract.

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

The Company’s consolidated gross profit, decreased $14.5 million, in 2007 as compared to 2006. Gross margin, was 5.8% in 2007 as compared to 7.1% in 2006. This gross margin decline was a result of decreased prices and volume, offset in part by lower manufacturing costs.

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

The Company is highly leveraged. As of December 31, 2007, the Company’s debt structure consisted of a $75.0 million credit agreement, $220.0 million of secured notes and $175.0 million of subordinated notes. As of December 31, 2007, the Company had $0.4 million of borrowings under its credit agreement and $7.0 million outstanding under letters of credit. Interest expense for 2007 was $41.0 million.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. In October 2007, the Company completed the liquidation of its Turkish joint venture. See Note 5 in Notes to Consolidated Financial Statements for further discussion of these discontinued operations. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the years ended December 31, 2007 and 2006.

Restatement

In connection with preparing its 2007 financial statements, the Company discovered errors related to: (i) the improper capitalization of certain property, plant and equipment acquired in 2003 and prior periods; (ii) an understatement of depreciation expense for certain property, plant and equipment acquired in 2003 and prior periods and (iii) improperly accounting for landlord incentives which understated current liabilities and property, plant and equipment. In addition, the Company corrected the classification within stockholders’ deficit for the recording of a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.

The Company’s restatement of prior period financial statements also includes adjustments for other previously identified errors that the Company corrected in 2007 or 2006, the periods in which they became known rather than in the periods in which they originated, because the amounts of such errors, individually and in the aggregate, were not material to the Company’s financial statements for the affected periods. In this restatement, the Company is recording those corrections in the periods in which each error originated. Such adjustments primarily relate to (i) reducing an overstatement of pension expense related to a foreign benefit plan, (ii) establishing a liability for the portion of an advanced payment received prior to 2002, which represents the contractually agreed upon minimum purchase commitment, (iii) the understatement of accrued interest expense at December 31, 2006, and (iv) reversing depreciation expense for a facility exited in 2004.

The impact of the restatement on periods prior to January 1, 2006 is reflected as an increase of $3.1 million to beginning accumulated deficit and an increase of $3.4 million to beginning accumulated other comprehensive loss. The impact of the foregoing items was to reduce previously reported net loss for the year ended December 31, 2006 by $1.8 million. In light of this restatement, the Company concluded that a material weakness existed at December 31, 2007 in the design and operation of internal controls relating to accounting for property, plant and equipment and related depreciation expense. As a result, the Company did not maintain effective internal control over financial reporting at December 31, 2007. See Note 2 of the notes to the consolidated financial statements included in this report.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2007, Crown owned 1,250,000 shares, or approximately 10%, of the Company’s common stock. During 2007, Frank J. Mechura, an executive officer of Crown, and William G. Little, a director of Crown, served on Constar’s Board of Directors. Mr. Little resigned from the Constar Board in June of 2007 and Mr. Mechura retired from Crown in February of 2008.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2007 and 2006, the Company paid Crown $1.8 million and $1.5 million, respectively under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2008. The current Alsip lease agreement expired on December 31, 2006 and is being negotiated with a party to whom Crown sold the facility. The Belcamp lease is on a month to month basis. In addition, in 2002, the Company entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement commenced on January 1, 2007 and has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $2.3 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively, and had a $0.6 million and $0.2 million payable to Crown at December 31, 2007 and 2006, respectively.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar, Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. In November 2007, the Company and Crown entered into a new five year supply agreement for such rings, bands and closures. The Company sold approximately $3.4 million and $3.6 million of rings, bands and closures to Crown for the years ended December 31, 2007 and 2006, respectively. The Company had a net receivable from Crown of approximately $0.4 million and $0.8 million related to this agreement at December 31, 2007 and 2006, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which we agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company had a net payable to Crown of approximately $2.2 million and $1.6 million related to this license at December 31, 2007 and 2006, respectively.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, are being advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

Significant Items Affecting the Results of Operations

Restructuring and Asset Impairments

As part of the Company’s strategy to continually strive to be the industry’s best cost producer and in response to the decision of a customer in Europe not to renew a contract related to the Company’s Holland facility, the Company recorded certain restructuring charges in 2007 of approximately $3.7 million of which $2.8 million relates to the Company’s European operations and the balance relates to its US operations.

In the second quarter of 2007, the Company recorded a restructuring charge of approximately $2.8 million principally related to its Holland facility which lost a major customer. In addition, in November 2007, the Company decided not to renew its contract with a company that was producing bottles and preforms at its Salt Lake City facility. The Company recorded a restructuring charge of approximately $0.5 million principally related to the costs required to remove the Company’s equipment from the Salt Lake City facility.

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

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. Substantially all of Constar’s sales are made under mechanisms that allow for the pass through of changes in the price of PET resin, our principal raw material and a major component of cost of goods sold. When the Company adjusts its prices under these agreements to pass through changes in resin prices, its net sales change accordingly. Period to period comparisons of net sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes.

In 2007, approximately 22% of the Company’s net sales were recorded in currencies other than in U.S. dollars. Because sales denominated in foreign currencies are translated into U.S. dollars in Constar’s financial statements using the average exchange rates for the period, net sales reported in its financial statements that are denominated in foreign currencies will fluctuate as a result of variations in the value of foreign currencies relative to the U.S. dollar.

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

Gross Profit

Substantially all of the Company’s sales are made pursuant to mechanisms that allow the Company to pass through changes in resin prices to its customers with equivalent price changes for the Company’s products. Period to period comparisons of gross profit and gross profit as a percentage of sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of resin price changes. For example, assuming gross profit is a constant, when resin costs increase, the Company’s net sales will increase as a result of resin costs passed through to customers, and gross profit as a percent of net sales will decline. The opposite is true during periods of decreasing resin pricing; the Company’s net sales will be lower causing gross profit as a percent of net sales to increase.

Important determinants of profitability are pricing, volume, product mix, and manufacturing costs. Volume is significant because the capital intensity of PET bottle manufacturing and the highly automated manufacturing process make fixed overhead costs a high percentage of cost of products sold excluding raw materials. Constar’s various products have widely different proportions of variable costs in relation to fixed cost because of their different sizes and weights and because of the different technologies and machine types used to manufacture them. This results in significant differences in the volume effect on profitability for different products. Generally, larger, heavier, and more technologically specialized bottles have higher overhead absorption rates, and therefore have proportionately greater effect on gross profit when volumes vary from period to period. Although resin pass-through mechanisms can generally protect profits from short term changes in the market price for resin, it is largely the competitive conditions in the market for the Company’s products that ultimately determine the selling prices for its products.

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

Other Expenses, Net

Other expenses, net include operating expenses not included elsewhere, such as write offs pertaining to property, plant and equipment, bad debt expense, and offsets against income items such as legal settlements and gains on sales of used equipment.

Provision for Income Taxes

The effective tax rate was essentially zero in 2007 compared to a 1.1% benefit in 2006. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 15 to the accompanying Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and the financial position of the Company. The Company’s significant accounting principles are more fully described in Note 3 to the Consolidated Financial Statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2007, the Company used an expected rate of return on plan assets of 8.5% in the U.S. which was unchanged from 2006. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2007 U.S. pension expense by approximately $0.8 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. The Company adopted SFAS 158 as of December 31, 2006. As a result of adopting SFAS 158, the Company recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment of $4.4 million to accumulated other comprehensive loss in stockholders’ deficit. See Note 16 to the Consolidated Financial Statements for additional disclosures required by SFAS 158 and the effects of adoption.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-b (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 to have a material impact on its results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post- employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-04 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial statements, however the impact could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

In September 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material impact on its results of operations or financial condition.

Results of Operations

2007 Compared to 2006 as restated

Net Sales

	December 31,				Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2007		2006
United States	$689.1	78.2%	$750.2	80.9%	$(61.1)	(8.1)
Europe	192.5	21.8%	176.8	19.1%	15.7	8.9

Total	$881.6	100.0%	$927.0	100.0%	$(45.4)	(4.9)

The decrease in U.S. net sales in 2007 was primarily driven by reductions in volume, mix and price, offset by the increase in the pass through of higher resin costs to customers. Total U.S. unit volume decreased 4.5 percent in 2007 over 2006. This decrease reflects a conventional unit volume decline of 5.1 percent and flat custom unit volume.

The increase in European net sales in 2007 was primarily due to a 5.7 percent increase in total unit volume and the strengthening of the British Pound and Euro against the U.S. Dollar.

Gross Profit

	December 31,		Increase (Decrease)
(dollars in millions)	2007	Restated 2006
United States	$47.8	$62.6	$(14.8)
Europe	3.6	3.3	0.3

Total	$51.4	$65.9	$(14.5)

Percent of net sales	5.8%	7.1%

The decrease in gross profit in 2007 compared to 2006 reflects the impact of volume reductions and previously disclosed price concessions, offset in part by lower manufacturing costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $3.4 million, or 11.7 percent, to $25.6 million in 2007 from $29.0 million in 2006. This decrease primarily reflects a $2.3 million decrease in legal fees, a $1.0 million decrease for audit and Sarbanes-Oxley related expenses and decreased stock compensation of $0.6 million, offset by an increase of $0.3 million in other professional fees.

Research and Technology Expenses

Research and technology expenses were $7.0 million in 2007 and $6.2 million in 2006. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Asset Impairment Charge

During 2006, the Company recorded a non-cash asset impairment charge of $0.9 million to write down the carrying value of an asset to fair value.

Provision for Restructuring

During 2007, the Company recorded a restructuring charge of approximately $3.7 million principally related to its Holland facility which lost a major customer. In addition, in November 2007, the Company decided not to renew its contract with a company that was producing bottles and preforms at the producer’s Salt Lake City facility. The Company recorded a restructuring charge of approximately $0.5 million principally related to the costs required to remove the Company’s equipment from the Salt Lake City facility.

During 2006, the Company recorded restructuring charges of $0.9 million of which $0.4 million related to severance charges in our U.S. operations, $0.2 million related to lease termination costs under the 2003 restructuring initiative, and $0.4 million related to severance and benefit charges in the Company’s UK operations.

Operating Income (loss)

Operating income was $15.0 million in 2007 compared to an operating income of $28.9 million in 2006. This decrease in operating income primarily relates to the decreased operating performance described above.

Interest Expense

Interest expense decreased $0.2 million to $41.0 million in 2007 from $41.2 million in 2006.

Other Income (Expense), Net

In 2007, the Company reported other expense of $0.6 million compared to other income of $2.8 million in 2006. The expense in 2007 primarily resulted from the negative impact of foreign currency on the translation of intra-company balances, offset by net royalty income of $0.9 million.

Benefit from Income Taxes

In 2007, the Company recorded a provision for income taxes related to continuing operations of $0.0 million compared to a benefit of $0.1 million in 2006. Losses from continuing operations before taxes were $26.6 million in 2007 compared to $9.6 million in 2006. During 2007, the Company recorded an increase to the valuation allowance of $10.8 million against deferred tax assets generated by the Company’s U.S. and foreign operations during 2007. During 2006, the Company recorded a reduction to the valuation allowance of $1.5 million against deferred tax assets generated by the Company’s U.S. and foreign operations during 2006.

Income/(Loss) from Discontinued Operations, net of taxes

Income from discontinued operations was $0.2 million in 2007 and loss from discontinued operations was $0.8 million in 2006. The losses are related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007.

Net loss

Net loss in 2007 was $26.3 million, or $2.14 loss per basic and diluted share, compared to a net loss of $10.3 million, or $0.84 loss per basic and diluted share in 2006.

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

On March 20, 2007, the Company amended its Revolver Loan. The Revolver Loan now consists of a $75.0 million revolving loan facility. Previously, the Revolver Loan was a $70.0 million facility. The amendment also:

•	Lowered interest charges by 50 basis points,

•	Lowered the cost on the unused portion of the facility,

•	Lowered the excess collateral availability by $5 million to $15 million from $20 million and

•	Extended the scheduled termination date of the Revolver Loan from February 11, 2009 to February 11, 2012.

In order to access the additional $5.0 million of the amended Revolver Loan (from $70 million to $75 million), the Company would have to satisfy the Consolidated Fixed Charge Coverage Ratio contained in the indentures described above. Currently, the Company cannot satisfy these ratios.

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

As of December 31, 2007, there were $0.4 million of borrowings under the Revolver Loan, $7.0 million outstanding under letters of credit, $4.3 million of cash on our balance sheet, and we were able to borrow $54.8 million under the Revolver Loan. As of December 31, 2006, there were zero borrowings under the Revolver Loan, $4.5 million outstanding under letters of credit, $19.4 million of cash on our balance sheet, and we were able to borrow $39.9 million under the Revolver Loan.

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

Events of defaults under the Revolver Loan include, but are not limited to, a default in the payment of any principal, interest or fees due under the Revolver Loan, or in the payment of material indebtedness; a breach of representations or covenants; a change in control, which includes a change of control under the indentures governing the Senior Notes and the Subordinated Notes, as well as certain other events under such indentures; the Company becoming subject to certain judgments or pension liabilities; the insolvency of the Company; and the Company’s failure to refinance the Senior Notes on or before November 17, 2011, or a refinancing of such Senior Notes on terms adverse to the lenders under the Revolver Loan.

Liquidity is a key measure of the Company’s ability to finance its operations. The principal determinant of 2008 liquidity will be 2008 financial performance. Liquidity will be further influenced by:

•	the Company’s 2008 operating results,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

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

Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating and capital investment, although no assurance can be given in this regard.

During the past two years the Company has managed its accounts receivable, inventory and payables so that they have been a net source of cash in the amount of $19.7 million. The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory.

The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investment.

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). The discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing and unit volumes and product mix. The Company believes that the discussions have progressed to the point where it expects to reach an agreement before the end of the second quarter of 2008. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under our defined benefit pension plans. To date, we have not identified a significant risk based on the aforementioned assessment. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions.

Cash Flow

	December 31,
(dollars in millions)	2007	2006
Net cash provided by operations	$10.3	$44.3

Net cash used in investing activities	$(25.5)	$(22.6)

Net cash (used in) financing activities	$—	$(12.3)

Net cash provided by operations for 2007 compared to 2006 decreased due to lower profitability in 2007 and a reduced benefit from improvements in working capital. Days sales in accounts receivable increased slightly to approximately 28.0 days at December 31, 2007 from 27.5 days at December 31, 2006. Average days sales in accounts receivable for the twelve months ended December 31, 2007 were 31.2 days compared to 30.8 days last year. Inventory days increased to approximately 34.5 days at December 31, 2007 from 28.2 days at December 31, 2006 due to a build up of inventory in anticipation of higher demand. Average inventory days for 2007 were 31.6 days compared to 32.4 days last year. Days payable in accounts payable and accrued liabilities increased to 57.2 days at December 31, 2007 compared to 54.0 days at December 31, 2006. The increase in days payable was primarily a result of the timing of payments to our resin vendors. During 2007, average days payable were approximately 52.1 days, compared to 52.4 days last year. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. On January 3, 2008, we made a payment of approximately $10.8 million to a vendor in the normal course of business.

The increase in net cash used in investing activities was due to an increase in capital spending related to new business initiatives, implementation of the Company’s Best Cost Producer program, and general plant maintenance. The Company’s Best Cost Producer program is an ongoing initiative to continually reduce manufacturing costs and improve operating efficiencies at its manufacturing facilities. This initiative has in the past resulted in restructuring charges.

Net cash provided by financing activities for the 2007 was essentially zero as the company was able to finance its cash requirements for 2007 from operating results, continued improvements in working capital and cash on hand as of December 31, 2006.

Capital Expenditures

Capital expenditures increased to $31.1 million from $23.5 million in 2006. New capital investments for 2007 included the following:

•	Purchase of new molds and refurbishment of existing molds for new customer awards;

•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in custom products;

•	Cost of equipment moves to support the Company’s ongoing Best Cost Producer program; and

•	Maintenance and upgrade of facilities.

The Company’s ability to make capital expenditures is limited by the financial covenants contained in its Revolver Loan. These financial covenants impose maximum capital expenditures per annum of $47.5 million in 2007 and 2008. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods. In 2007, the Company spent $31.1 million, allowing $12.3 million to carry forward to 2008.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Company’s Netherlands facility but it also appears to extend from an upgradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. At December 31, 2007, the Company had an accrual of $0.2 million for costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, including potential remediation activities, this accrual may be adjusted, as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

Stockholders’ Deficit

Stockholders’ deficit increased to $72.3 million at December 31, 2007 from $49.6 million at December 31, 2006. The increase was primarily due to a net loss of $26.3 million in 2007 and the revaluation of a cash flow hedge of $4.2 million, offset by postretirement amortization of $6.3 million and foreign currency translation adjustments of $1.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTAR INTERNATIONAL INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company. Additionally, internal control over financial reporting includes those policies and procedures that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). In connection with the restatement and based upon this assessment, management determined that a material weakness in our internal control over financial reporting exists as of December 31, 2007 as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Accounting for property, plant and equipment and related depreciation expense – The Company did not maintain effective controls over the completeness and accuracy of property, plant and equipment and the related depreciation expense. Specifically, the Company did not have controls designed and operating effectively to ensure that property, plant and equipment capitalized in 2003 and prior years were capitalized on a timely basis in accordance with generally accepted accounting principles and that related depreciation expense was recorded associated with the Company’s 2003 acquisition of certain property, plant and equipment acquired in 2003. This control deficiency resulted in the restatement of the Company’s 2006 annual and each of the 2007 and 2006 interim consolidated financial statements. Additionally, this control deficiency could result in misstatements of the Company’s property, plant and equipment and related depreciation expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, and based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness, and as of the date of the filing of this annual report on Form 10-K management has designed controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. Notwithstanding the existence of a material weakness related to property, plant and equipment as of December 31, 2007, management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to internal control over financial reporting and we have properly designed controls over those areas that led to the restatement of previously issued financial statements as of the date of filing of this annual report on Form 10-K. However, due to the material weaknesses in our internal control over financial reporting as of December 31, 2007 and the fact that the timing of management’s remediation steps did not occur until the first quarter of 2008, our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2007.

/s/ MICHAEL J. HOFFMAN	/s/ WALTER S. SOBON
Michael J. Hoffman	Walter S. Sobon
President and Chief Executive Officer	Executive Vice President and Chief
Financial Officer

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Constar International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the completeness and accuracy of property, plant and equipment and related expense accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying “Management’s Report on Internal Control over Financial Reporting”. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006 and the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 31, 2008

Constar International Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2007	Restated 2006
Assets
Current Assets:
Cash and cash equivalents	$4,254	$19,370
Accounts receivable, net	61,212	61,101
Accounts receivable—related party	483	856
Inventories, net	73,213	60,198
Prepaid expenses and other current assets	19,205	28,907
Deferred income taxes	2,045	2,257
Current assets of discontinued operations	527	11,602

Total current assets	160,939	184,291

Property, plant and equipment, net	147,061	145,085
Goodwill	148,813	148,813
Other assets	15,476	21,722
Non-current assets of discontinued operations	—	1,286

Total assets	$472,289	$501,197

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term debt	$438	$—
Accounts payable	83,856	82,611
Accounts payable—related party	1,000	950
Accrued expenses and other current liabilities	36,607	33,421
Current liabilities of discontinued operations	395	8,680

Total current liabilities	122,296	125,662

Long-term debt, net of debt discount	393,733	393,466
Pension and postretirement liabilities	11,368	19,143
Deferred income taxes	2,045	2,257
Other liabilities	14,411	8,117
Non-current liabilities of discontinued operations	743	2,144

Total liabilities	544,596	550,789

Commitments and contingent liabilities (Note 16)

Stockholders’ deficit:
Preferred stock, $.01 par value—none issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value—13,008 shares and 12,809 shares issued, 12,717 and 12,576 outstanding at December 31, 2007 and 2006, respectively	125	125
Additional paid-in capital	276,546	275,754
Accumulated other comprehensive loss, net of tax	(18,620)	(22,378)
Treasury stock, at cost—291 and 233 shares at December 31, 2007 and 2006, respectively	(945)	(704)
Accumulated deficit	(329,413)	(302,389)

Total stockholders’ deficit	(72,307)	(49,592)

Total liabilities and stockholders’ deficit	$472,289	$501,197

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2007	Restated 2006
Net customer sales	$878,199	$923,398
Net affiliate sales	3,369	3,571

Net sales	881,568	926,969
Cost of products sold, excluding depreciation	801,076	828,905
Depreciation	29,110	32,211

Gross profit	51,382	65,853

Selling and administrative expenses	25,621	29,041
Research and technology expenses	6,983	6,177
Asset impairment charges	—	870
Provision for restructuring	3,722	854

Total operating expenses	36,326	36,942

Operating income	15,056	28,911
Interest expense	(41,049)	(41,226)
Other (expense) income, net	(564)	2,761

Loss from continuing operations before income taxes	(26,557)	(9,554)
Benefit from income taxes	—	127

Loss from continuing operations	(26,557)	(9,427)
Income (loss) from discontinued operations, net of taxes	211	(834)

Net loss	$(26,346)	$(10,261)

Basic and diluted loss per common share:
Continuing operations	$(2.16)	$(0.77)
Discontinued operations	0.02	(0.07)

Net loss per share	$(2.14)	$(0.84)

Weighted average common shares outstanding:
Basic and diluted	12,313	12,224

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss, net of tax	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005 (as previously reported)	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Restatement adjustments (Note 2)	—	—	(3,420)	—	—	(3,094)	(6,514)

Balance, December 31, 2005 (restated)	125	276,331	(30,861)	(457)	(1,384)	(292,128)	(48,374)
Net loss (restated)						(10,261)	(10,261)
Foreign currency translation adjustments			2,755				2,755
Minimum pension liability adjustment			9,402				9,402
Revaluation of cash flow hedge			761				761

Comprehensive income (restated)							2,657

Pension adjustment upon adoption of SFAS 158			(4,435)				(4,435)
Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Treasury stock purchased				(247)			(247)
Stock-based compensation	—	807	—	—	—	—	807

Balance, December 31, 2006 (restated)	125	275,754	(22,378)	(704)	—	(302,389)	(49,592)
Net loss						(26,346)	(26,346)
Foreign currency translation adjustments			1,779				1,779
Reclassification of foreign currency translation adjustments			(112)				(112)
Pension adjustments			6,264				6,264
Revaluation of cash flow hedge			(4,173)				(4,173)

Comprehensive loss							(22,588)

Cumulative effect upon adoption of FIN 48						(678)	(678)
Treasury stock purchased				(241)			(241)
Reclassification of RSU liabilities		157					157
Issuance of common stock under benefit plans		31					31
Stock-based compensation	—	604	—	—	—	—	604

Balance, December 31, 2007	$125	$276,546	$(18,620)	$(945)	$—	$(329,413)	$(72,307)

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2007	Restated 2006
Cash flows from operating activities:
Net loss	$(26,346)	$(10,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,951	34,943
Asset impairment charges	—	870
Bad debt expense	1,058	547
Stock-based compensation	600	1,222
Reclassification gain of foreign currency translation adjustments	(112)	—
Deferred income taxes	—	(107)
(Gain) loss on disposal of assets	144	1,721
Minority interest	(2,097)	(225)
Other operating activities, net	—	(92)
Changes in operating assets and liabilities:
Accounts receivable	11,628	11,825
Inventories	(12,322)	18,309
Prepaid expenses and other current assets	10,952	2,277
Accounts payable and accrued expenses	(13,980)	(16,403)
Change in outstanding book overdrafts	9,110	(814)
Pension and postretirement benefits	(1,311)	467

Net cash provided by operating activities	10,275	44,279

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,143)	(23,471)
Proceeds from the sale of property, plant and equipment	3,801	903
Proceeds from the cash surrender value of life insurance	1,805	—

Net cash used in investing activities	(25,537)	(22,568)

Cash flows from financing activities:
Proceeds from Revolver loan	760,022	811,544
Repayment of Revolver loan	(759,584)	(821,997)
Costs associated with debt financing	(397)	(320)
Repayment of other debt	—	(1,540)

Net cash provided by (used in) financing activities	41	(12,313)

Effect of exchange rate changes on cash and cash equivalents	105	309

Net change in cash and cash equivalents	(15,116)	9,707
Cash and cash equivalents at beginning of year	19,370	9,663

Cash and cash equivalents at end of year	$4,254	$19,370

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$38,346	$38,863
Income taxes	$—	$134

The accompanying notes are an integral part of these consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands unless otherwise noted)

1.	Description of Business

Constar International Inc. (the “Company” or “Constar”) operates fifteen plants in the United States, one plant in the United Kingdom, and one plant in the Netherlands. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications.

2.	Restatement

We have restated our consolidated balance sheet as of December 31, 2006 and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2006 to correct errors in such consolidated financial statements.

In connection with preparing its 2007 financial statements, the Company discovered errors related to: i) the improper capitalization of certain property, plant and equipment acquired in 2003 and prior periods; ii) an understatement of depreciation expense for certain property, plant and equipment acquired in 2003 and prior periods and iii) improperly accounting for landlord incentives which understated current liabilities and property, plant and equipment. In addition, the Company corrected the classification within stockholders’ deficit for the recording of a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.

The Company’s restatement of prior period financial statements also includes adjustments for other previously identified errors that the Company corrected in 2007 or 2006, the periods they became known rather than in periods in which they originated, because the amounts of such errors, individually and in the aggregate, were not material to the Company’s financial statements for the affected periods. In this restatement, the Company is recording those corrections in the periods in which each error originated. Such adjustments primarily relate to (i) reducing an overstatement of pension expense related to a foreign benefit plan, (ii) establishing a liability for the portion of an advanced payment received prior to 2002, which represents the contractually agreed upon minimum purchase commitment, (iii) the understatement of accrued interest expense at December 31, 2006, and (iv) reversing depreciation expense for a facility exited in 2004.

The impact of the restatement on periods prior to January 1, 2006 is reflected as an increase of $3.1 million to beginning accumulated deficit and increase of $3.4 million to beginning accumulated other comprehensive loss. The impact of the foregoing items was to reduce previously reported net loss for the year ended December 31, 2006 by $1.8 million.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the effects of the restatement adjustments on our consolidated balance sheet as of December 31, 2006 and our consolidated statements of operations, and cash flows for the year ended December 31, 2006.

Consolidated Balance Sheet

(in thousands)

	December 31, 2006
	As Previously Reported	Adjustments		As Restated
Assets
Current Assets:
Cash and cash equivalents	$19,370	$—		$19,370
Accounts receivable, net	61,101	—		61,101
Accounts receivable—related party	856	—		856
Inventories, net	60,198	—		60,198
Prepaid expenses and other current assets	28,522	385	(a)	28,907
Deferred income taxes	2,257	—		2,257
Current assets of discontinued operations	11,602	—		11,602

Total current assets	183,906	385		184,291

Property, plant and equipment, net	148,235	(553 (2,597	)(b) )(c)	145,085
Goodwill	148,813	—		148,813
Other assets	21,722	—		21,722
Non-current assets of discontinued operations	1,286	—		1,286

Total assets	$503,962	$(2,765)		$501,197

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$82,611	$—		$82,611
Accounts payable—related party	950	—		950
Accrued expenses and other current liabilities	31,433	1,988	(d)	33,421
Current liabilities of discontinued operations	8,680	—		8,680

Total current liabilities	123,674	1,988		125,662

Long-term debt, net of debt discount	393,466	—		393,466
Pension and postretirement liabilities	19,143	—		19,143
Deferred income taxes	2,257	—		2,257
Other liabilities	8,117	—		8,117
Non-current liabilities of discontinued operations	2,144	—		2,144

Total liabilities	548,801	1,988		550,789

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value—none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value—12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	275,754	—		275,754
Accumulated other comprehensive loss, net of tax	(18,958)	(3,420	)(e)	(22,378)
Treasury stock, at cost—233 shares at December 31, 2006	(704)	—		(704)
Accumulated deficit	(301,056)	(1,333	)(f)	(302,389)

Total stockholders’ deficit	(44,839)	(4,753)		(49,592)

Total liabilities and stockholders’ deficit	$503,962	$(2,765)		$501,197

(a)—	Adjustment to reduce pension expense related to a foreign benefit plan.
(b)—	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(c)—	Adjustment to increase accumulated depreciation for certain fixed assets acquired in 2003 and prior periods.
(d)—	Adjustments to: (i) reclassify $1,643 of landlord incentives from property, plant and equipment;
(ii) recognize amortization of $245 of landlord incentives
(iii) recognize $433 of an advance payment received prior to 2002 for a minimum purchase commitment and
(iv) properly recognize $157 of accrued interest.
(e)—	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(f)—	Adjustment to accumulated deficit represents: (i) the effect of 2006 statement of operations adjustments resulting in income of $1,761 and (ii) the cumulative effect ($3,094) of the errors in periods prior to 2006 having been reflected as an opening retained earnings adjustment.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Operations

(in thousands)

	For the Year Ended December 31, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$923,398	$—		$923,398
Net affiliate sales	3,571	—		3,571

Net sales	926,969	—		926,969
Cost of products sold, excluding depreciation	829,208	(303	)(g)	828,905
Depreciation	33,441	(1,230	)(h)	32,211

Gross profit	64,320	1,533		65,853

Selling and administrative expenses	29,426	(385	)(i)	29,041
Research and technology expenses	6,177	—		6,177
Asset impairment charges	870	—		870
Provision for restructuring	854	—		854

Total operating expenses	37,327	(385)		36,942

Operating income	26,993	1,918		28,911
Interest expense	(41,069)	(157	)(j)	(41,226)
Other income, net	2,761	—		2,761

Loss from continuing operations before income taxes	(11,315)	1,761		(9,554)
Benefit from income taxes	127	—		127

Loss from continuing operations	(11,188)	1,761		(9,427)
Loss from discontinued operations, net of taxes	(834)	—		(834)

Net loss	$(12,022)	$1,761		$(10,261)

Basic and diluted loss per common share:
Continuing operations	$(0.92)	$0.14		$(0.77)
Discontinued operations	(0.07)	—		(0.07)

Net loss per share	$(0.99)	$0.14		$(0.84)

Weighted average common shares outstanding:
Basic and diluted	12,224	12,224		12,224

(g)—	Adjustment to recognize the advance payment ($106) and landlord incentives ($197) earned in 2006.
(h)—

Adjustment to: (i) reverse $640 of depreciation for a facility exited in 2004, and (ii) reverse $1,813 of improper capitalization of certain plant, property and equipment acquired in 2003, offset by the recording of depreciation expense of $1,223.

(i)—	Adjustment to reduce pension expense related to a foreign benefit plan.
(j)—	Adjustment to properly recognize 2006 interest expense.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Cash Flows

(in thousands)

	For the Year Ended December 31, 2006
	As Previously Reported	Adjustments			As Restated
Cash flows from operating activities:
Net loss	$(12,022)		$1,761		$(10,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,173		(1,230	)(k)	34,943
Asset impairment charges	870		—		870
Bad debt expense	547		—		547
Stock-based compensation	1,222		—		1,222
Deferred income taxes	(107)		—		(107)
(Gain) loss on disposal of assets	1,721		—		1,721
Minority interest	(225)		—		(225)
Other operating activities, net	(92)		—		(92)
Changes in operating assets and liabilities:
Accounts receivable	11,825		—		11,825
Inventories	18,309		—		18,309
Prepaid expenses and other current assets	2,662		(385	)(l)	2,277
Accounts payable and accrued expenses	(16,257)		(146	)(m)	(16,403)
Change in outstanding book overdrafts	(814)		—		(814)
Pension and postretirement benefits	467		—		467

Net cash provided by operating activities	44,279		—		44,279

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,471)		—		(23,471)
Proceeds from the sale of property, plant and equipment	903		—		903

Net cash used in investing activities	(22,568)		—		(22,568)

Cash flows from financing activities:
Proceeds from Revolver loan	811,544		—		811,544
Repayment of Revolver loan	(821,997)		—		(821,997)
Costs associated with debt financing	(320)		—		(320)
Repayment of other debt	(1,540)		—		(1,540)

Net cash used in financing activities	(12,313)		—		(12,313)

Effect of exchange rate changes on cash and cash equivalents	309		—		309

Net change in cash and cash equivalents	9,707		—		9,707
Cash and cash equivalents at beginning of year	9,663				9,663

Cash and cash equivalents at end of year	$19,370	$			$19,370

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$38,863		$—		$38,863
Income taxes	$134		$—		$134

(k)—

Adjustment to: (i) reverse $640 of depreciation expense for a facility existed in 2004; and (ii) reverse $1,813 of improper capitalization of certain property, plant and equipment acquired in 2003, offset by the understatement of depreciation expense of $1,223.

(l)—	Adjustment to reduce pension expense related to a foreign benefit plan.
(m)—	Adjustment to reflect the impact of the advance payment ($106), landlord advances ($197) earned, but not recognized, in 2006 and properly accrue ($157) of interest expense in 2006.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority interest in a joint venture. All significant intercompany balances and transactions have been eliminated. Transactions between the Company and Crown Holdings, Inc. (“Crown”) have been identified in the consolidated financial statements as transactions among related parties.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. See Note 5 in Notes to Consolidated Financial Statements for further discussion of the divestitures.

Reclassifications—Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Examples include allowances for doubtful accounts and sales returns, allowances for inventory obsolescence, the lives of depreciable assets, fixed asset and goodwill impairments, valuation allowances for deferred tax assets, self-insurance reserves, pension benefit liabilities, restructuring reserves, asset retirement obligations, and loss contingencies. Actual results may differ materially from management’s estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Where right of offset does not exist, book overdrafts representing outstanding checks in excess of funds on deposit are included in accounts payable in the accompanying consolidated balance sheets. The amount of book overdrafts included in accounts payable were $12,695 and $3,585 at December 31, 2007 and 2006, respectively.

Revenue Recognition

Revenue is recognized from product sales when there is persuasive evidence of an arrangement, the price is fixed or determinable, the goods are shipped and the title and risk of loss pass to the customer, and collectability is reasonably assured. Constar’s business generally does not operate under a formal inspection/acceptance process. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. See Note 23 for a description of related party transactions.

Royalty revenues received from third parties for patents are recognized based on contractual agreements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market with the cost principally determined using an average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. Maintenance and repairs are expensed as incurred. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate. When property, plant and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Land improvements	25
Building and building improvements	25 to 40
Machinery and equipment	10
Furniture, computer equipment, tools and molds	5 to 10
Leasehold improvements	Shorter of the useful life or lease term

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

There were no changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Derivative instruments are reported as either assets or liabilities in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction, and if so, the type of hedge transaction. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. See Note 22 for additional discussion regarding the Company’s objectives and strategies for derivative instruments.

Restructuring

The Company records restructuring charges for the cost associated with an exit or disposal activity in the period in which the liability is incurred. See Note 14 for additional information.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) and the related asset retirement costs when a legal obligation to retire the asset exists, including obligations incurred as a result of the acquisition, construction, or normal operation of a long-lived asset. The fair values of these AROs are recorded on a discounted basis at the time the obligation is incurred, and accreted over time using the interest method. Asset retirement costs are recorded by increasing the carrying amount of the related long-lived assets and depreciating those assets over their estimated remaining useful life.

Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation and medical insurance. It is the Company’s policy to record the self-insured portion of workers’ compensation and medical liabilities based upon actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. Any projection concerning these liabilities is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors including benefit level changes, claim settlement patterns, and litigation trends.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the life of the related debt.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates for the year. The translation adjustments for these subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Cumulative translation adjustments are not adjusted for income taxes as they relate to earnings permanently reinvested in foreign subsidiaries. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reversed from equity to income.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No provision has been made for income taxes on the portion of unremitted earnings of foreign subsidiaries which are deemed to be permanently invested in those operations. The earnings from foreign operations are insignificant.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Upon adoption as of January 1, 2007, the Company recorded a reserve for uncertain tax positions in the amount of $678. This adjustment was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit. See Note 15 for additional information.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2007 the Company had approximately $200 accrued for interest and penalties.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, determined under the provisions of SFAS 123R. The Company recognizes compensation expense for awards granted after January 1, 2006 on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the consolidated statements of operations for 2007 and 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based upon historical experience.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of restricted stock awards is equal to the quoted market price of the Company’s common stock at the date of grant. Restricted stock units (“RSUs”) are classified as liabilities in the accompanying consolidated financial statements since the Company currently expects to settle these instruments in cash. The fair value of the liabilities related to the RSUs is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense.

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

The Company’s potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive. Diluted EPS also excludes the impact of potential common shares related to stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

The computation of Diluted EPS for the years ended December 31, 2007 and 2006 excludes 289 shares and 248 shares, respectively, of restricted stock due to the loss for the period.

The computation of Diluted EPS for the years ended December 31, 2006 excludes stock options of 169 because the option price was greater than the average market price of our common stock. There were no stock options outstanding at December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. The Company adopted SFAS 158 as of December 31, 2006. As a result of adopting SFAS 158, the Company recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment of $4.4 million to accumulated other comprehensive loss in stockholders’ deficit. See Note 16 to the Consolidated Financial Statements for additional disclosures required by SFAS 158 and the effects of adoption.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-b (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 to have a material impact on its results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-04 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial statements, however the impact could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

In September 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material impact on its results of operations or financial condition.

4.	Risks and Uncertainties

The Company is highly leveraged, has incurred net losses during the past three years and its main contract with Pepsi expires on December 31, 2008. In addition, the Company is exposed to risks, including but not limited to, interest rate fluctuation, the seasonal nature of its business and potential consolidation of customers.

The Company is highly leveraged.

As of December 31, 2007, there were $0.4 million of borrowings under the Revolver Loan, $7.0 million outstanding under letters of credit and $395 million in other debt. The Company had $4.3 million of cash on our balance sheet, and we had the ability to borrow $54.8 million under the Revolver Loan.

Our debt may have important negative consequences for us, such as:

•	limiting our ability to obtain additional financing;

•

limiting funds available to us because we must dedicate a substantial portion of our cash flow from operations to the payment of interest expense, thereby reducing the funds available to us for other purposes, including capital expenditures;

•	increasing our vulnerability to economic downturns and changing market and industry conditions; and

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns.

We currently plan to finance ordinary business operations through borrowings under our Revolver Loan. Our ability to borrow funds under our the Revolver Loan is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivable and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent has informed the Company that it currently plans to place a reserve against our borrowing base effective on or about April 1, 2008 relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and current volatility. We believe that due to the fact that the value of our borrowing base will be increasing over the next few months as we build inventory for the summer months, this reserve will not have a significant impact on our liquidity. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access the Revolver Loan, we may become illiquid and we may be unable to finance our ordinary business activities.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reliance on Pepsi and other customers.

In 2007, the Company’s ten largest customers accounted for approximately 71% of our sales. Pepsi alone accounted for 38% of our sales. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

Furthermore, Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on December 31, 2008 and represents 35% of our sales. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards.

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). To date the discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing, unit volumes and product mix. The Company believes that the discussions have progressed to the point where the Company expects to reach an agreement before the end of the second quarter of 2008. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

If the cold fill Pepsi contract is not renewed, the material adverse change would constitute a default under the Company’s Revolver Loan and the payment of this debt could be accelerated. An acceleration of the Revolver Loan would permit the acceleration of the Secured Notes and the Subordinated Notes. Should such acceleration occur, the Company would have to seek other forms of financing. There can be no assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Although there has been no material change in the Company’s relationship with its customers or suppliers, there can be no assurance that as the December 31, 2008 contract expiration for Pepsi approaches there would not be a change. Customers and suppliers that are not under contract may seek to change the terms of their economic relationship with the Company. If such a change is material, it could cause a strain on the Company’s liquidity or eliminate its current liquidity and reduce its level of cash flow. Should such a change occur, the Company would have to seek other forms of financing and there can be assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Should the cold fill Pepsi contract not be renewed on satisfactory economic terms to the Company, the Company will need to review the carrying value of its long-lived assets and may have to record an impairment charge on those assets.

The Company has had net losses in recent years.

For the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix, customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

Sales and profitability could be reduced if seasonal demand does not materialize.

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

Customer consolidation may reduce sales and profitability.

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

Company Plans

Liquidity (defined as cash and availability under the Revolver Loan) is a key measure of the Company’s ability to finance its operations. The main determinant of 2008 liquidity will be 2008 financial performance. Liquidity will be further influenced by:

•	the Company’s 2008 operating results,

•	changes in working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating and capital investment, although no assurance can be given in this regard.

The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory. The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investment.

5.	Discontinued Operations

The supply agreement for the Company’s Turkish joint venture expired and the Company has decided to discontinue the joint venture’s operations. Operations of the joint venture ceased in May 2006. The joint venture’s manufacturing assets were sold in December 2006 and the joint venture’s remaining assets were sold in the third quarter of 2007. The Company received final tax clearance from the Turkish authorities and completed the liquidation of the joint venture in October 2007.

In addition, the Company has decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, for the year ended December 31, 2007, the Company has reclassified $112 of cumulative translation adjustments related to its Italian operation out of accumulated other comprehensive loss and into other income.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and related liabilities of the discontinued entities have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets and the results of operations of the entities have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	December 31,
	2007	2006
Assets of Discontinued Operations:
Accounts receivable, net	$185	$11,482
Inventories, net	—	82
Prepaid expenses and other current assets	342	38

Total current assets of discontinued operations	527	11,602
Property, plant and equipment, net	—	1,286

Total assets of discontinued operations	$527	$12,888

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$395	$8,680

Total current liabilities of discontinued operations	395	8,680
Other liabilities	743	47
Minority interests	—	2,097

Total liabilities of discontinued operations	$1,138	$10,824

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the results of operations for discontinued operations:

	For the Year Ended December 31,
	2007	2006
Net sales	$790	$31,471
Income (loss) from discontinued operations before income taxes and minority interests	290	(847)
(Provision for) benefit from income taxes	(370)	46

Loss from discontinued operations before minority interests	(80)	(801)
Minority interests	291	(33)

Income (loss) from discontinued operations	$211	$(834)

The Company accrued restructuring charges as a result of the plan to close the joint venture operations in Turkey. The restructuring charges were principally comprised of employee severance and benefits costs which were fully paid in 2007. The following table presents an analysis of the restructuring reserve activity:

Severance and Benefits
Balance at December 31, 2005	$—
Charges to income	740
Payments	(622)
Adjustments	(3)

Balance at December 31, 2006	115
Charges to income	238
Payments	(348)
Adjustments	(5)

Balance at December 31, 2007	$—

6.	Accounts Receivable, Net

	December 31,
	2007	2006
Trade and notes receivable	$53,756	$53,337
Less: allowance for doubtful accounts	(1,166)	(1,047)

Net trade and notes receivables	52,590	52,290
Value added taxes recoverable	5,760	6,451
Miscellaneous receivables	2,862	2,360

Accounts receivable, net	$61,212	$61,101

The Company wrote off approximately $844 and $1,188 of trade and notes receivable against the allowance for doubtful accounts in 2007 and 2006, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Inventories, Net

	December 31,
	2007	2006
Finished goods	$57,633	$51,237
Raw materials and supplies	15,580	8,961

Inventories, net	$73,213	$60,198

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $693 and $931 as of December 31, 2007 and 2006, respectively.

8.	Property, Plant and Equipment

	December 31,
	2007	Restated 2006
Land and improvements	$3,754	$3,806
Buildings and improvements	95,922	71,721
Machinery and equipment	589,740	584,263

	689,416	659,790
Less: accumulated depreciation and amortization	(545,233)	(525,110)

	144,183	134,680
Construction in progress	2,878	10,405

Property, plant and equipment, net	$147,061	$145,085

Construction in progress relates primarily to purchases of machinery and equipment to be used for the manufacture of custom PET products. The Company capitalized interest costs of $324 for the year ended December 31, 2006.

9.	Asset Impairments

During 2006, the Company recorded an asset impairment charge of $870 to write down the carrying value of an asset to fair value.

10.	Other Assets

	December 31,
	2007	2006
Deferred financing costs, net	$7,551	$9,091
Customer tooling	1,641	1,945
Cash surrender value of life insurance	135	1,906
Interest rate swap	—	2,152
Supplies	4,394	5,909
Other	1,755	719

Total	$15,476	$21,722

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain customer sales agreements, the Company purchases tooling specific to that customer’s products. The Company is reimbursed for these expenditures as products are sold to the customer. These assets are owned by the customer but the contracts stipulate that the Company will be fully reimbursed upon termination of the agreement.

11.	Accrued Expenses and Other Current Liabilities

	December 31,
	2007	Restated 2006
Salaries, benefits, and other employee costs	$13,482	$12,187
Value added taxes	6,670	5,388
Interest	5,267	4,759
Other current liabilities	11,188	11,087

Total	$36,607	$33,421

12.	Debt

	December 31,
	2007	2006
Short-term:
Revolver	$438	$—

Long-term:
Senior Notes	$220,000	$220,000
Subordinated Notes	175,000	175,000
Unamortized debt discount	(1,267)	(1,534)

Total Long-term debt	$393,733	$393,466

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11.0% Senior Subordinated Notes (“Subordinated Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

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

On February 11, 2005, the Company completed a debt refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and entered into a four-year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”).

The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a fixed rate of 7.9% through the period ending February 2012. Interest on the Senior Notes is payable quarterly on each February 15, May 15, August 15 and November 15. The Company may redeem some or all of the Senior Notes at any time under the circumstances and at the prices described in the indenture governing the Senior Notes. The Senior Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

On March 20, 2007, the Company amended its Revolver Loan. The Revolver Loan now consists of a $75.0 million revolving loan facility. Previously, the Revolver Loan was a $70.0 million facility. The amendment also:

•	Lowered interest charges by 50 basis points,

•	Lowered the cost on the unused portion of the facility, to between 0.25% to 0.375% of amount unused

•	Lowered the excess collateral availability by $5 million to $15 million from $20 million and

•	Extended the scheduled termination date of the Revolver Loan from February 11, 2009 to February 11, 2012.

In order to access the additional $5.0 million of the amended Revolver Loan (from $70 million to $75 million), the Company would have to satisfy the Consolidated Fixed Charge Coverage Ratio contained in the indentures described above. Currently, the Company cannot satisfy these ratios.

The Revolver Loan consists of a revolving loan facility, $25.0 million of which is available to provide for the issuance of letters of credit. The Revolver Loan also includes a $15.0 million swing loan subfacility. The obligations under the Revolver Loan are guaranteed by each of the Company’s existing and future domestic and United Kingdom subsidiaries (subject to certain exceptions). Borrowings under the Revolver Loan are limited to the lesser of (1) $70.0 million or (2) a borrowing base comprised of the sum of (i) up to 85.0% of the Company’s and its domestic subsidiaries’ eligible trade accounts receivable, (ii) up to 80.0% of eligible trade accounts receivable of Constar International U.K. Limited, (iii) the lesser of (A) up to 85.0% of the net orderly liquidation value of the Company’s and its domestic subsidiaries eligible inventory and (B) up to 75.0% of the Company’s and its domestic subsidiaries’ eligible inventory (valued at the lower of cost on a first-in, first-out basis and market), and (iv) the lesser of (A) up to 80.0% of the net orderly liquidation value of eligible inventory of Constar International U.K. Limited and (B) up to 70.0% of eligible inventory of Constar International U.K. Limited (valued at the lower of cost on a first-in, first-out basis and market), less, in the case of both receivables and inventory, discretionary eligibility reserves. In addition, the administrative agent under the Revolver Loan may impose discretionary reserves against the entire revolving loan facility. The administrative agent has informed the Company that it currently plans to place a reserve against our borrowing base effective on or about April 1, 2008 relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility. We believe that due to the fact that the value of our borrowing base will be increasing over the next few months as we build inventory for the summer months, this reserve will not have a significant impact on our liquidity. The value of this reserve will change over time.

The Company pays a monthly commitment fee equal to 0.5% per year on the undrawn portion of the Revolver Loan. The Company also pays fees on any letters of credit outstanding under the Revolver Loan. The Revolver Loan bears interest at a Base Rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0% depending on average monthly available credit under the Revolver Loan.

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Revolver Loan also provides that the Company may request up to a $30.0 million increase in the size of the facility. The lenders are not obligated to grant such increase, and even if it is obtained, our ability to borrow the increased amount will be subject to various conditions contained in the Revolver Loan and the indentures governing the Senior Notes and the Subordinated Notes.

The Revolver Loan contains customary affirmative, financial and negative covenants relating to the Company’s operations and its financial condition. The affirmative covenants cover matters such as delivery of financial information, compliance with law, maintenance of insurance and properties, pledges of assets and payment of taxes. On March 16, 2006, the Company amended its credit agreement to increase available credit to provide flexibility during the seasonal buildup of working capital. The amendment eliminated the interest coverage test and reduced the minimum available credit to $5.0 million from $10.0 million. The amendment also added a requirement that the Company maintain minimum collateral availability in excess of $20.0 million. The Revolver Loan imposes maximum capital expenditures per annum of $47.5 million in 2007 and 2008. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. The negative covenants contained in the Company’s credit facility limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness and guarantee obligations, create liens, make equity investments or loans, sell, lease or otherwise dispose of assets, pay dividends, make distributions, redeem or repurchase any equity securities, prepay, redeem, repurchase or cancel certain indebtedness, engage in mergers, consolidations, acquisitions, joint ventures or the creation of subsidiaries and change the nature of the business.

At December 31, 2007 and 2006, there was $7.0 million and $4.5 million, respectively, outstanding under letters of credit.

13.	Other Liabilities

	December 31,
	2007	2006
Asset retirement obligations	$5,683	$2,165
Accrued rent	3,804	3,055
Post-employment benefits	2,642	2,534
Interest rate swap	2,021	—
Other	261	363

	$14,411	$8,117

Post-employment benefits consist primarily of disability and severance benefits for U.S. personnel. Accrued rent consists primarily of the additional expense recognized for operating leases on a straight-line basis over the lease term.

The Company has recorded asset retirement obligations primarily associated with the restoration of leased plant facilities.

14.	Restructuring

In November 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other Constar production facilities.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company evaluated restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees (the “2007 Holland Plan”). In connection with these terminations, the Company estimates that it will make net cash expenditures of approximately $2.8 million. Remaining payments of approximately $0.4 million are expected to be made in 2008. The payments principally relate to severance costs.

In September 2003, the Company implemented a cost reduction initiative (the “2003 Plan”) under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated. The 2003 Plan was completed during the first quarter of 2007.

The following table presents a summary of the restructuring reserve activity:

	2003 Plan		2007 Holland Plan		2007 Salt Lake City Plan
	Contract and Lease Termination Costs	Severance and Termination Benefits	Severance and Termination Benefits	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance, January 1, 2006	1,403	—	—	—	—	—	1,403
Charges to income	146	—	—	—	—	—	146
Payments	(1,575)	—	—	—	—	—	(1,575)
Adjustments	124	—	—	—	—	—	124

Balance, December 31, 2006	98	—	—	—	—	—	98
Charges to income	7	—	2,481	329	488	14	3,319
Payments	(106)	—	(2,280)	(115)	—	—	(2,501)
Adjustments	1	—	13	14	—	—	28

Balance, December 31, 2007	$—	$—	$214	$228	$488	$14	$944

During the year ended December 31, 2007, the Company charged $371 of equipment relocation costs and $32 of severance and benefits costs related to our U.S. operations to restructuring expense.

During the year ended December 31, 2006, the Company charged $433 of severance costs related to our UK operations and $150 of severance costs related to our U.S. operations to restructuring expense.

In 2006, the Company paid the remaining balance of $467 related to its 1997 restructuring program.

15.	Income Taxes

Pre-tax income (loss) was generated under the following jurisdictions:

	Year Ended December 31,
	2007	Restated 2006
U.S.	$(21,667)	$(10,440)
Europe	(4,890)	886

Total	$(26,557)	$(9,554)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2007	Restated 2006
Current tax (provision) benefit:
U.S.	$—	$(36)
Europe	—	163

	—	127

Deferred tax (provision) benefit:
U.S.	—	—
Europe	—	—

	—	—

Total benefit (provision) for income taxes	$—	$127

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	For the year ended December 31,
	2007	Restated 2006
Pre-tax benefit (expense) at 35%	$9,295	$3,344
State tax (provision) benefit	970	376
Non-U.S. operations at different rates	(255)	55
Valuation allowance	(10,630)	(3,620)
Refunds receivable	—	163
Cash surrender value of life insurance	620	(182)
Alternative minimum tax	—	(9)

Benefit from income taxes	$—	$127

The Company paid income taxes of $-0- in 2007 and 2006.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and (liabilities) were:

	December 31,
	2007	Restated 2006
Current deferred tax assets:
Employee benefits	$4,839	$2,997
Restructuring reserves	196	66
Other accruals	2,045	2,153
Current valuation allowance	(5,035)	(2,959)

Current deferred tax asset	2,045	2,257

Long-term deferred tax assets:
Net operating loss carryforwards	37,986	28,719
Employee benefits	5,297	8,410
Other	36	23
Valuation allowance	(36,275)	(27,538)

Long-term deferred tax asset	7,044	9,614

Long-term deferred tax liabilities:
Property, plant and equipment	(9,881)	(10,319)
Restructuring	—	(723)
Mark-to-market of cash flow hedge	792	(829)

Long-term deferred tax liability	(9,089)	(11,871)

Long-term deferred tax liability, net	(2,045)	(2,257)

Net deferred tax liability	$—	$—

During 2007 the Company recorded an additional valuation allowance of approximately $10.8 million. During 2006, the Company recorded a decrease to its valuation allowance of approximately $1.5 million to reflect the reversal of certain deferred tax assets and the write-off of previously available net operating loss (“NOL”) carry forwards. The decreased valuation allowance is attributable to changes in the federal, state and foreign valuation allowances. A significant cause of the foreign valuation allowance was a result of the European asset impairment recorded in 2005.

As of December 31, 2007 and 2006, the Company had federal net operating loss carry forwards in the amount of $75.3 million and $56.4 million, respectively. The federal net operating loss carry forwards will begin to expire in the year 2023. The Company’s ability to use the federal net operating loss carry forwards is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986 as amended.

As of December 31, 2007 and 2006, the Company had state net operating loss carry forwards in the amount of $115.2 million and $103.6 million, respectively. The state net operating loss carry forwards began to expire in 2007 and continue to expire through 2023.

In the United Kingdom the Company had foreign operating loss carry forwards of $5.4 million and $3.8 million as of December 31, 2007 and 2006, respectively. In the Netherlands the Company had foreign operating loss carry forwards of $0.6 million and $0.4 million as of December 31, 2007 and 2006, respectively.

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

The total amount of unrecognized tax benefits as of and for the year ended December 31, 2007 consists of the following:

Balance at January 1, 2007	$678
Additions	—
Reductions	—

Balance, December 31, 2007	$678

We have interest and penalty provisions associated with the above tax positions which are classified as income tax liabilities in the financial statements. There was approximately $0.2 million of accrued interest and penalties as of January 1, 2007 and there was $0.2 million of interest and penalties accrued as of December 31, 2007. Changes in accrued interest and penalties are recorded to income tax expenses in consolidated statement of operations. The total amount of unrecognized tax benefits as of December 31, 2007, that, if recognized, would affect the effective tax rate is $0.7 million. The Company is not aware of any positions where it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The following table presents the tax years that remain subject to examination:

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2004	2006
States (varies by jurisdictions)	2003	2006
United Kingdom	2006	2006
Netherlands	2002	2006
Italy - (discontinued operation)	2002	2006

16.	Pension and Postretirement Benefits

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2007, the Company amended its U.S. defined benefit pension plan. Under the amendment, plan benefits were frozen as of March 31, 2007 for plan participants with age plus service as of December 31, 2007 that is less than 65 (“65 points”). For salaried participants with at least 65 points, benefit accruals on or after April 1, 2007 are based on the corporate salaried benefit formula with the final average earnings percentage reduced to 1% per year of future service. Past service benefits will continue to be based on the final average earnings at retirement, where applicable. There is no change in the benefit formula for hourly participants with at least 65 points. The plan changes resulted in a FAS 88 curtailment charge of $527, measured as of December 31, 2006. The curtailment charge includes the following:

2006 Curtailment Charge
Decrease in benefit obligation	$(1,225)
Recognition of actuarial loss	1,225
Recognition of prior service cost	527

$527

The components of net periodic pension cost are summarized in the following table:

	For the Year Ended December 31,
	2007			2006
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$1,096	$837	$1,933	$2,481	$701	$3,182
Interest cost	4,767	600	5,367	4,539	567	5,106
Expected return on plan assets	(5,867)	(853)	(6,720)	(5,209)	(698)	(5,907)
Recognized actuarial loss	2,591	181	2,772	3,433	184	3,617
Recognized prior service cost	62	(74)	(12)	153	(68)	85
Curtailment	—	(468)	(468)	527	—	527

Net pension expense	$2,649	$223	$2,872	$5,924	$686	$6,610

A measurement date of December 31 was used for all plans presented below. Changes in the pension benefit obligations, plan assets, and funded status were as follows:

	2007			2006
	U.S.	Europe	Total	U.S.	Europe	Total
Change in Benefit Obligation:
Benefit obligation at January 1	$81,330	$12,551	$93,881	$81,232	$12,229	$93,461
Service cost	1,096	837	1,933	2,481	701	3,182
Interest cost	4,767	600	5,367	4,539	567	5,106
Amendments	—	—	—	—	(1,042)	(1,042)
Curtailment gain	—	(545)	(545)	(1,225)	—	(1,225)
Actuarial gain	(7,006)	(545)	(7,551)	(2,548)	(769)	(3,317)
Participant contributions	—	316	316	—	332	332
Benefits paid	(3,227)	(1,015)	(4,242)	(3,149)	(1,062)	(4,211)
Foreign currency translation	—	258	258	—	1,595	1,595

Benefit obligation at December 31	76,960	12,457	89,417	81,330	12,551	93,881

Change in Plan Assets:
Fair value of plan assets at January 1	69,061	9,651	78,712	59,762	7,540	67,302
Actual returns on plan assets	3,801	10	3,811	6,952	583	7,535
Employer contributions	3,553	1,446	4,999	5,496	1,163	6,659
Participant contributions	—	316	316	—	332	332
Benefits paid	(3,227)	(1,015)	(4,242)	(3,149)	(1,062)	(4,211)
Foreign currency rate changes	—	159	159	—	1,095	1,095

Fair value of plan assets at December 31	73,188	10,567	83,755	69,061	9,651	78,712

Funded status at December 31	$3,772	$1,890	$5,662	$12,269	$2,900	$15,169

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007			2006
	U.S.	Europe	Total	U.S.	Europe	Total
Amounts recognized on the consolidated balance sheets:
Current liability	$64	$—	$64	$63	$127	$190
Non-current liability	3,708	1,890	5,598	12,206	2,773	14,979

Total liability	$3,772	$1,890	$5,662	$12,269	$2,900	$15,169

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial losses	$(28,325)	$(3,732)	$(32,057)	$(35,856)	$(4,160)	$(40,016)
Prior service costs	(331)	478	147	(393)	1,021	628

	$(28,656)	$(3,254)	$(31,910)	$(36,249)	$(3,139)	$(39,388)

The estimated net loss and prior service costs for defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2008 are approximately $2,171 and $21, respectively.

Adoption of SFAS No. 158

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective December 31, 2006. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet as of as of December 31, 2006.

	Before Application of SFAS No. 158	Incremental Effect of Applying SFAS No. 158	After Application of SFAS No. 158
Prepaid benefit cost	$586	$(586)	$—
Accrued expenses and other current liabilities	—	(190)	(190)
Accrued benefit liability	(9,642)	(5,337)	(14,979)
Intangible asset	393	(393)	—
Accumulated other comprehensive loss	32,882	6,506	39,388

	$24,219	$—	$24,219

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31:

	2007			2006
	U.S.	Europe	Total	U.S.	Europe	Total
For all plans:
Accumulated benefit obligation	73,646	9,281	82,927	78,355	8,913	87,268
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	76,960	NA	76,960	81,330	11,206	92,536
Fair value of plan assets	73,188	NA	73,188	69,061	8,612	77,673

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted-average assumptions used in determining the pension benefit obligations at December 31 were:

	2007	2006
U.S.
Discount rate	6.75%	6.00%
Rate of compensation increase	3.00%	3.00%

U.K.
Discount rate	5.75%	5.25%
Rate of compensation increase	4.00%	4.00%

Holland
Discount rate	4.00%	4.50%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used in determining the net periodic benefit cost for the plans at December 31 were:

	2007	2006
U.S.
Discount rate	6.00%	5.70%
Rate of compensation increase	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%

U.K.
Discount rate	5.25%	4.75%
Rate of compensation increase	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%

Holland
Discount rate	4.50%	4.00%
Rate of compensation increase	3.50%	3.50%
Expected return on plan assets	5.50%	5.50%

The discount rate assumption used to determine the pension obligation in the U.S. is based on current yield rates in the AA bond market. The current year’s discount rate was selected using a method that matches projected payouts from the plan with a zero-coupon AA bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date as is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA or higher bond universe, apportioned into distinct maturity groups. These individual discount rates are then converted into a single equivalent discount rate which is then used for FAS discount purposes. The discount rates for the U.K. and Netherlands pension plans were determined based on the yields available on high quality Sterling and Euro denominated corporate bonds, the proceeds of which are expected to match in terms of currency and term the projected benefit payments.

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A 1.0% decrease in the expected rate of return on plan assets would have increased 2007 pension expense by approximately $791. A 0.5% decrease in the discount rate would have increased 2007 pension expense by $605.

Plan Assets

For the U.S. plan, target asset allocations are set using a minimum and maximum range for each asset category as a percentage of the total funds market value. The following tables present the target asset allocations as of December 31, 2007:

		Percentage of Plan Assets at December 31,
U.S. Plan Assets	Target Allocation	2007	2006
Equity securities	45%-70%	74%	70%
Debt securities	30%-50%	24%	29%
Other	0%-10%	2%	1%

Total		100%	100%

	Percentage of Plan Assets at December 31,
U.K. Plan Assets	2007	2006
Equity securities	86%	89%
Debt securities	7%	7%
Real estate	1%	1%
Other	6%	3%

Total	100%	100%

		Percentage of Plan Assets at December 31,
Holland Plan Assets	Target Allocation	2007	2006
Other	100%	100%	100%

Cash Flows

Estimated 2008 contributions to the Company’s defined benefit pension plans are expected to be $3,386, $716, and $349 for the U.S. plan, U.K. plan, and Holland plan, respectively. These estimates may change based on plan asset performance.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments are expected to be paid for the year(s) ending December 31:

	U.S	U.K.	Holland	Total
(a) 2008	3,526	110	475	4,111
(b) 2009	3,696	115	494	4,305
(c) 2010	3,832	120	513	4,465
(d) 2011	4,011	125	534	4,670
(e) 2012	4,304	129	555	4,988
(f) 2013-2017	25,389	727	3,122	29,238

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

The components of net periodic postretirement cost are summarized in the following table:

	For the Year Ended December 31,
	2007	2006
Interest cost	$262	$243
Recognized actuarial loss	701	771
Recognized prior service cost	(307)	(307)

Net postretirement cost	$656	$707

Changes in the benefit obligation were as follows:

	December 31,
	2007	2006
Benefit obligation at January 1	$4,385	$4,494
Interest cost	262	243
Participant contributions	210	—
Actuarial loss	1,611	170
Benefits paid	(402)	(522)

Benefit obligation at December 31	$6,066	$4,385

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
Amounts recognized on the consolidated balance sheets:
Current liability	$296	$221
Non-current liability	5,770	4,164

	$6,066	$4,385

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial losses	$(4,051)	$(3,141)
Prior service costs	4,905	5,212

	$854	$2,071

The estimated net loss and prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 is $979 and $(307), respectively.

The health care accumulated postretirement benefit obligation was determined at December 31, 2007 using a health care cost trend rate of 8.0%, decreasing to 5.9% in 2013 and remaining at that level thereafter. The discount rate was 6.35% and 6.00% for December 31, 2007 and 2006, respectively.

Increasing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $662 and the total of service and interest cost by $29. Decreasing the assumed health care cost trend by one percentage point would decrease the accumulated postretirement benefit obligation by $556 and the total of service and interest cost by $25.

The accumulated gains and losses in excess of 10% of the greater of the accumulated postretirement pension obligation or the market related value of plan assets are amortized over the average remaining service period of active participants.

Adoption of SFAS No. 158

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective December 31, 2006. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet as of as of December 31, 2006.

	Before Application of SFAS No. 158	Incremental Effect of Applying SFAS No. 158	After Application of SFAS No. 158
Accrued expense and other current liabilities	$—	$221	$221
Accrued benefit liability	6,456	(2,292)	4,164
Accumulated other comprehensive loss	—	2,071	2,071

	$6,456	$—	$6,456

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan

The Company sponsors a Savings and Investment Plan and an Employee Stock Purchase Plan that covers substantially all U.S. employees. The Company’s contributions to the Savings Investment Plan were $1,694 and $1,006 in 2007 and 2006, respectively.

17.	Lease Commitments

Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2008	$9,767
2009	9,448
2010	8,697
2011	7,188
2012	5,792
Thereafter	7,789

Net minimum lease payments	$48,681

Total rental expense was $11,001 and $14,561 in 2007 and 2006, respectively.

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) resulting from certain leased facilities where a contractual commitment exists to remove leasehold improvements and return the property to a specified condition when the lease terminates. At December 31, 2007 and 2006, the retirement asset related to the AROs approximated $4,710 and $1,671, respectively.

The following table presents the activity related to AROs:

	For the year ended December 31,
	2007	2006
Balance, January 1	$2,165	$648
Accretion expense	187	33
Revisions to estimates	3,362	1,484

Balance, December 31	$5,714	$2,165

18.	Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. The Third Circuit has not yet ruled on the Petition. The parties are currently conducting discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company had an accrual as of December 31, 2007 and 2006, of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

19.	Stockholder’s Equity

As of December 31, 2007 the Company’s authorized capital stock consisted of 75.0 million shares of common stock, par value $.01 per share, and 5.0 million shares of preferred stock, par value $.01 per share.

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

The Board of Directors also has the authority to issue up to 5.0 million shares of preferred stock without approval of the Company’s holders of common stock. There were no shares of preferred stock issued or outstanding at December 31, 2007 or 2006. Treasury stock consists of shares surrendered to the Company to satisfy federal tax obligations.

The following is a summary of our common stock activity for the two years ended December 31, 2007:

(shares in thousands)	Common Stock	Restricted Stock	Treasury Stock
Outstanding, January 1, 2006	12,185	330	174
Grants of restricted stock awards	—	120	—
Restricted shares vested	146	(146)	—
Restricted shares forfeited	—	(6)	6
Shares returned for taxes	(53)	—	53

Outstanding, December 31, 2006	12,278	298	233
Grants of restricted stock awards	—	191	—
Shares issued to settle RSUs	8	—	—
Restricted shares vested	122	(122)	—
Restricted shares forfeited	—	(13)	13
Shares returned for taxes	(45)	—	45

Outstanding, December 31, 2007	12,363	354	291

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, the Company terminated its Employee Stock Purchase Plan (“Purchase Plan”) under which 190 shares of common stock were reserved for issuance. In 2007 and 2006 the number of shares issued under the plan were 29 and 25 shares, respectively.

20.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2007	Restated 2006
Postretirement liabilities, net of income tax benefits of $10,513 in 2007 and 2006	$(20,543)	$(26,807)
Cash-flow hedge, net of tax	(2,021)	2,152
Foreign currency translation adjustments	3,944	2,277

Accumulated other comprehensive loss	$(18,620)	$(22,378)

21.	Stock-Based Compensation

On May 30, 2007, the Company’s stockholders approved the 2007 Stock-Based Incentive Compensation Plan (the “2007 Plan”) and the 2007 Non-Employee Directors’ Equity Incentive Plan (the “2007 Directors Plan”).

Under the 2007 Plan employees may be granted deferred stock, restricted stock, stock appreciation rights (“SAR”) and incentive or non-qualified stock options. Under the 2007 Directors Plan, non-employee directors may be granted restricted stock or non-qualified stock options to purchase shares of Common Stock. These plans are each administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the awards.

Options granted are to be issued at prices not less than fair market value on the date of grant and expire up to ten years after the grant date in the case of the 2007 Plan and 2007 Directors Plan. To date, all grants to Directors have been restricted stock grants.

In November 2007, the Company’s 2002 Stock-Based Incentive Compensation Plan (the “2002 Plan”) and the Company’s 2002 Non-Employee Directors’ Equity Incentive Plan (the “2002 Directors Plan”) expired.

The following table presents the shares authorized for issuance and the shares available for future grants under each of the plans:

(Shares in thousands) Plan	Shares Authorized For Issuance	Shares Available For Future Grants
2007 Plan	850	815
2007 Directors Plan	50	50

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

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes employee stock option information for the years ended December 31, 2007 and 2006:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	176	$12.00
Forfeited	(7)	12.00

Outstanding at December 31, 2006	169	12.00
Expired	(169)	—

Outstanding at December 31, 2007	—	$12.00	—	$—

Exercisable at December 31, 2007	—	$12.00	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The aggregate intrinsic value varies based on the fair market value of the Company’s common stock.

The following table summarizes restricted stock activity for the years ended December 31, 2007 and 2006:

	Number of Shares			Total	Weighted Average Grant Date Fair Value
(Shares in thousands)	2002 Plan	2002 Directors Plan	2007 Plan
Nonvested, January 1, 2006	320	10	—	330	5.47
Granted	115	5	—	120	4.10
Vested	(141)	(5)	—	(146)	5.22
Forfeited	(6)	—	—	(6)	5.90

Nonvested, December 31, 2006	288	10	—	298	5.03

Granted	151	5	35	191	4.43
Vested	(118)	(4)	—	(122)	4.54
Forfeited	(11)	(2)	—	(13)	5.25

Nonvested, December 31, 2007	310	9	35	354	4.52

In 2007, the Company granted 119 shares of restricted stock to officers, of which 20 shares vested in the fourth quarter of 2007, 42 shares will vest in the first quarter of 2008, 50 shares vest over three year period, and 7 shares were fully vested on the date of grant. The Company granted 67 shares of restricted stock to non-executive officer employees in 2007. These shares generally vest between three and four years from the date of grant. Shares granted to non-employee directors vest one-third per year over three years.

In 2006, the Company granted 100 shares of restricted stock to an officer, 5 shares to non-employee directors, and 15 shares to non-executive officer employees. The shares granted to the officer and non-employee directors vest one-third per year over three years. The shares granted to the non-executive officer employees were fully vested on the date of grant.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $924 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested was $712 and $682, for the years ended December 31, 2007 and 2006, respectively.

On January 15, 2008 the Company granted 263 shares of restricted stock under its 2007 Stock-Based Compensation Plan.

The following table summarizes restricted stock unit activity for the years ended December 31, 2007 and 2006:

(RSU’s in thousands)	RSUs
Outstanding, January 1, 2006	49
Granted	125

Outstanding, December 31, 2006	174
Granted	76
Vested	(28)
Forfeited	(11)

Outstanding, December 31, 2007	211

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. The fair value of the liability associated with the outstanding RSUs was $223 and $415 as of December 31, 2007 and 2006, respectively.

In 2007, the Company issued 76 RSUs which cliff-vest three years from the date of grant. In 2006, the Company issued 125 RSUs, of which 45 cliff-vest three years from the date of grant and 80 vest 25% per year over four years.

The following table summarizes total stock-based compensation expense included in the consolidated statements of operations:

	For the year ended December 31,
(in thousands)	2007	2006
Restricted stock	$604	$807
Restricted stock units	(4)	415

	$600	$1,222

22.	Derivative Financial Instruments

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

The Company accounts for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value of the swap. The Company recognized a non-current liability of $2,021 and a non-current asset of $2,152 as of December 31, 2007 and 2006, respectively, and a loss in other comprehensive income of $4,173 for the year ended December 31, 2007 and a gain in other comprehensive income of $761 for the year ended December 31, 2006.

The Company manages risks by reviewing opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reported to management.

23.	Related Party Transactions

The Company was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2007, Crown owned 1,250,000 shares, or approximately 10%, of the Company’s common stock. During 2007, an executive officer of Crown, and a director of Crown, served on Constar’s Board of Directors.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2007 and 2006, the Company paid Crown $1.8 million and $1.5 million, respectively under these lease agreements. The current Philadelphia lease agreement expires on December 31, 2008. The current Alsip lease agreement expired on December 31, 2006 and is being negotiated with a party to whom Crown sold the facility. The Belcamp lease is on a month to month basis. In addition, in 2002, the Company entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement commenced on January 1, 2007 and has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $2.3 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively, and had a $0.6 million and $0.2 million payable to Crown at December 31, 2007 and 2006, respectively.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar, Inc.’s facilities. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. In November 2007, the Company and Crown entered into a new five year supply agreement for such rings, bands and closures. The Company sold approximately $3.4 million and $3.6 million of rings, bands and closures to Crown for the years ended December 31, 2007 and 2006, respectively. The Company had a net receivable from Crown of approximately $0.4 million and $0.8 million related to this agreement at December 31, 2007 and 2006, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which the Company agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company had a net payable to Crown of approximately $2.2 million and $1.6 million related to this license at December 31, 2007 and 2006, respectively.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with a securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, are being advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

24.	Other Income (Expense):

	For the year ended December 31,
	2007	2006
Foreign exchange gains (losses)	$(1,483)	$1,640
Royalty income, net	933	1,149
Interest income	454	133
Other	(468)	(161)

Total	$(564)	$2,761

25.	Segment Information

Constar has only one segment. The Company has operating plants in the United States and Europe which have similar economic characteristics. Each plant operation is similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales and property, plant and equipment, net for the countries in which Constar operated were as follows:

	Net customer sales		Property, plant and equipment
	Year ended December 31,		December 31,
	2007	2006	2007	Restated 2006
United States	$685,705	$746,557	$122,254	$123,558
United Kingdom	150,427	120,639	20,019	16,096
Holland	42,067	56,202	4,788	5,431

Total	$878,199	$923,398	$147,061	$145,085

Constar’s financial systems do not produce complete financial information on a product line basis.

26.    Major Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are made pursuant to mechanisms that allow for the pass-through of changes in the price of PET resin to its customers. In 2007, the Company’s top five customers accounted for an aggregate of 60% of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 71% of the Company’s sales.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007 and 2006, purchases by Pepsi accounted for approximately 38% and 33%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s sales in 2007 or 2006.

27.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of long-term debt and derivative financial instruments are based on quoted market prices.

The following table presents the estimated fair value of financial instruments:

	December 31,
	2007		2006
Assets (liabilities)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swap	$(2,021)	$(2,021)	$2,152	$2,152
Senior notes	(220,000)	(206,800)	(220,000)	(223,300)
Senior subordinated notes	(173,733)	(131,250)	(173,466)	(161,875)

28.	Condensed Consolidating Financial Information

As discussed in Note 10, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Senior Notes and entered into the Revolver Loan. The Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Senior Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis along with the Company’s domestic subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of December 31, 2007 and December 31, 2006;

•	Statements of operations for the years ended December 31, 2007 and December 31, 2006, and;

•	Statements of cash flows for the years ended December 31, 2007 and December 31, 2006.

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets:
Cash and cash equivalents	$—	$3,294	$960	$—	$4,254
Intercompany receivable	—	168,235	10,774	(179,009)	—
Accounts receivable, net	—	58,706	2,989	—	61,695
Inventories, net	—	69,822	3,391	—	73,213
Prepaid expenses and other current assets	—	18,899	306	—	19,205
Deferred income taxes	—	2,045	—	—	2,045
Current assets of discontinued operations	—	—	527	—	527

Total current assets	—	321,001	18,947	(179,009)	160,949

Property, plant and equipment, net		142,662	4,814	(415)	147,061
Goodwill		148,813	—	—	148,813
Investments in subsidiaries	475,587	16,977	—	(492,564)	—
Other assets	7,552	7,578	346	—	15,476
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$483,139	$637,031	$24,107	$(671,988)	$472,289

Liabilities and Stockholders' Equity (Deficit)
Current Liabilites:
Short-term debt	$438	$—	$—	$—	438
Accounts payable and accrued liabilities	5,267	111,179	5,017		121,463
Intercompany payable	153,987	25,133	304	(179,424)	—
Current liabilities of discontinued operations	—	—	395	—	395

Total current liabilities	159,692	136,312	5,716	(179,424)	122,296

Long-term debt	393,733	—	—	—	393,733
Pension and postretirement liabilities	—	10,697	671	—	11,368
Deferred income taxes	—	2,045	—	—	2,045
Other liabilities	2,021	12,390	—	—	14,411
Non-current liabilities of discontinued operations	—	—	743	—	743

Total liabilities	555,446	161,444	7,130	(179,424)	544,596

Commitments and contingent liabilities	—
Stockholders’ equity (deficit)	(72,307)	475,587	16,977	(492,564)	(72,307)

Total liabilities and stockholders’ equity (deficit)	$483,139	$637,031	$24,107	$(671,988)	$472,289

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006 (restated)

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Assets
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivable	—	118,627	7,394	(126,021)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net	—	55,874	4,324	—	60,198
Prepaid expenses and other current assets	—	27,717	1,190	—	28,907
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	276,630	33,682	(126,021)	184,291

Property, plant and equipment, net	—	139,653	5,432	—	145,085
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	452,703	20,142	—	(472,845)	—
Other assets	11,243	9,962	517	—	21,722
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$463,946	$595,200	$40,917	$(598,866)	$501,197

Liabilities and Stockholders’ Equity (deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$4,602	$105,953	$6,427	$—	$116,982
Intercompany payable	115,470	7,397	3,154	(126,021)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	120,072	113,350	18,261	(126,021)	125,662

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities	—	8,053	64	—	8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,538	142,497	20,775	(126,021)	550,789

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(49,592)	452,703	20,142	(472,845)	(49,592)

Total liabilities and stockholders’ equity (deficit)	$463,946	$595,200	$40,917	$(598,866)	$501,197

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$839,500	$42,068	$—	$881,568
Cost of products sold, excluding depreciation	—	762,043	39,033	—	801,076
Depreciation	—	28,337	773	—	29,110

Gross profit	—	49,120	2,262	—	51,382
Selling and administrative expenses	—	24,469	1,152	—	25,621
Research and technology expenses	—	6,983	—	—	6,983
Asset impairment charge	—	—	—		—
Provision for restructuring	—	912	2,810	—	3,722

Total operating expenses	—	32,364	3,962	—	36,326

Operating income	—	16,756	(1,700)	—	15,056
Interest expense	(41,171)	(216)	338	—	(41,049)
Other income (expense), net	—	197	(761)	—	(564)

Income (loss) from continuing operations before income taxes	(41,171)	16,737	(2,123)	—	(26,557)
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(41,171)	16,737	(2,123)	—	(26,557)
Equity earnings	14,825	(1,912)	—	(12,913)	—
Loss from discontinued operations, net of taxes	—	—	211	—	211

Net income (loss)	$(26,346)	$14,825	$(1,912)	$(12,913)	$(26,346)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006 (restated)

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$870,767	$56,202	$—	$926,969
Cost of products sold, excluding depreciation	—	776,386	52,519	—	828,905
Depreciation	—	31,566	645	—	32,211

Gross profit	—	62,815	3,038	—	65,853
Selling and administrative expenses	—	27,687	1,354	—	29,041
Research and technology expenses	—	6,177	—	—	6,177
Asset impairment charge	—	870	—		870
Provision for restructuring	—	854	—	—	854

Total operating expenses	—	35,588	1,354	—	36,942

Operating income	—	27,227	1,684	—	28,911
Interest expense	(40,391)	(934)	99	—	(41,226)
Other income (expense), net	—	2,814	(53)	—	2,761

Income (loss) from continuing operations before income taxes	(40,391)	29,107	1,730	—	(9,554)
(Provision for) benefit from income taxes	—	(36)	163	—	127

Income (loss) from continuing operations	(40,391)	29,071	1,893	—	(9,427)
Equity earnings	30,130	1,059	—	(31,189)	—
Loss from discontinued operations, net of taxes	—	—	(834)	—	(834)

Net income (loss)	$(10,261)	$30,130	$1,059	$(31,189)	$(10,261)

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2007

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(26,346)	$14,825	$(1,912)	$(12,913)	$(26,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,928	30,249	774		32,951
(Gain) loss on disposal of assets		261	(117)		144
Stock-based compensation	—	600	—		600
Asset impairment charges	—	—	—		—
Equity earnings	(14,825)	1,912	—	12,913	—
Changes in operating assets and liabilities	663	3,019	(756)	—	2,926

Net cash provided by (used in) operating activities	(38,580)	50,866	(2,011)	—	10,275

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(31,007)	(136)	—	(31,143)
Proceeds from the sale of property, plant and equipment	—	1,898	1,903	—	3,801
Proceeds form the cash surrender value of life insurance	—	1,805	—	—	1,805

Net cash provided by (used in) investing activities	—	(27,304)	1,767	—	(25,537)

Cash flows from financing activities:
Proceeds from Revolver loan	760,022	—	—	—	760,022
Repayment of Revolver loan	(759,584)	—	—	—	(759,584)
Net change in intercompany loans	38,539	(36,605)	(1,934)	—	—
Costs associated with debt refinancing	(397)	—	—	—	(397)

Net cash provided by (used in) financing activities	38,580	(36,605)	(1,934)	—	41

Effect of exchange rate changes on cash and cash equivalents	—	49	56	—	105

Net increase in cash and cash equivalents	—	(12,994)	(2,122)	—	(15,116)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$3,294	$960	$—	$4,254

CONSTAR INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2006 (restated)

(in thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(10,261)	$30,130	$1,059	$(31,189)	$(10,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,984	31,673	1,286	—	34,943
Stock-based compensation	—	1,222	—	—	1,222
Asset impairment charges	—	870	—	—	870
Equity earnings	(30,130)	(1,059)	—	31,189	—
Changes in operating assets and liabilities	722	16,617	166	—	17,505

Net cash provided by (used in) operating activities	(37,685)	79,453	2,511	—	44,279

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22,540)	(931)	—	(23,471)
Proceeds from the sale of property, plant and equipment	—	380	523	—	903

Net cash used in investing activities	—	(22,160)	(408)	—	(22,568)

Cash flows from financing activities:
Proceeds from Revolver loan	811,544	—	—	—	811,544
Repayment of Revolver loan	(821,997)	—	—	—	(821,997)
Net change in intercompany loans	48,458	(47,951)	(507)	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	37,685	(47,951)	(2,047)	—	(12,313)

Effect of exchange rate changes on cash and cash equivalents	—	202	107	—	309

Net increase in cash and cash equivalents	—	9,544	163	—	9,707
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$16,288	$3,082	$—	$19,370

Schedule II—Valuation and Qualifying Accounts and Reserves

(dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2007
Trade accounts receivable	$1,047	$963	$(844)	$1,166
Inventory	$931	1,326	(1,564)	693
Deferred taxes	$30,497	14,034	(3,221)	41,310

For the Year Ended December 31, 2006
Trade accounts receivable	$1,688	$547	$(1,188)	$1,047
Inventory	829	523	(421)	931
Deferred taxes	32,033	2,103	(3,639)	30,497

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement

In connection with preparing its 2007 financial statements, management identified accounting errors that resulted in a material misstatement of property, plant and equipment capitalized in 2003 and prior periods and related depreciation expense associated with certain property, plant and equipment acquired in 2003. The identification of these prior period errors led to the Audit Committee’s decision regarding restatement in this Annual Report on Form 10-K as of and for the year ended December 31, 2006 and the decision to file amended Quarterly Reports on Form 10-Q/A related to the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 to restate the financial statements for the first, second and third quarters of 2007 and 2006. A more detailed description of the restatements as of and for the year ended December 31, 2006 is included in Note 2 of the notes to the consolidated financial statements set forth in Item 15 of this report.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is communicated to management to allow timely decisions regarding required disclosures.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management considered the identification of the material weakness in our internal control over financial reporting as of December 31, 2007 described in “Management’s Report on Internal Control over Financial Reporting”. Based upon this evaluation and the identification of a material weakness in internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Notwithstanding the existence of a material weakness in our internal control over financial reporting as of December 31, 2007, the consolidated financial statements included herein present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

For Management’s Report on Internal Control over Financial Reporting, see “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated whether any material change in the Company’s internal control over financial reporting occurred during the fourth quarter of 2007. Based on that evaluation, management concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and fraud. Disclosure controls and procedures and internal control over financial reporting, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud within the Company have been detected. These inherent limitations include the realities of faulty judgment in decision making and human error. The design of any controls is based in part on certain assumptions about the likelihood of future events; there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any control’s effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a decreased level of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) in the sections entitled “Election of Directors,” “Executive Officers of the Registrant”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement in the section entitled “Executive Compensation”, and is incorporated herein by reference.

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

1.1	Underwriting Agreement, dated November 14, 2002, among Constar International Inc., Crown Cork & Seal Company, Inc. and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several Underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).

4.4	Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.5	Supplemental Indenture, dated as of February 11, 2005, among Constar International U.K. Ltd, Constar International Inc., the Note Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 20, 2002, relating to the Company’s 11% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

4.6	U.S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.7	Access, Use and Intercreditor Agreement, dated as of February 11, 2005, by and among Citicorp USA Inc., as Administrative Agent for the Revolving Secured Parties (as defined), Citibank N.A., London Branch, as Security Trustee for the Revolving Secured Parties, The Bank of New York, as Trustee, for the First Mortgage Secured Parties, (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.8	Debenture, dated as of February 11, 2005, between Constar International UK Ltd, as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

10.1	Agreement dated August 7, 2007 between Constar International Inc. and Frank Gregory (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed August 24, 2007).*

10.2	2007 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.11 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).*

10.3	2007 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).*

10.4	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).†

10.4a	Amendment, dated October 6, 2004, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 3, 2004).

10.4b	Amendment, dated November 13, 2006, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002 (incorporated by reference to Exhibit 10.15b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 29, 2007).†

10.4c	Amendment, dated August 23, 2007, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002. ††

10.4d	Amendment, dated November 9, 2007, to Supply Agreement between Constar, Inc. and New Century Beverage Company dated as of October 17, 2002. ††

10.5	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).*

10.6	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No.
333-88878) filed on November 7, 2002).*

10.7	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003 filed on August 18, 2003).*

10.8	Amended and Restated Executive Employment Agreement, dated as of May 23, 2003, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2003, filed on August 18, 2003).*

10.9	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).*

10.9a	Form of amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.27a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.9b	Agreement dated August 1, 2007 between Constar International Inc. and Chris Phelan (incorporated by reference to Exhibit 10.27b filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.10	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).*

10.11	Credit Agreement, dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.11a	Amendment No. 1, dated as of March 11, 2005, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2005).

10.11b	Amendment No. 2, dated as of August 17, 2005 to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.29b filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 29, 2006).

10.11c	Amendment No. 3 and Waiver, dated as of March 16, 2006, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 22, 2006).

10.11d	Amendment No. 4, dated as of March 20, 2007, to Credit Agreement dated as of February 11, 2005, among Constar International Inc., as Borrower, the Lenders and Issuers party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 26, 2007).

10.12	Pledge and Security Agreement, dated as of February 11, 2005, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc. as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.12a	Amendment No. 1 to Pledge and Security Agreement, dated as of March 20, 2007, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.30a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).

10.13	Security Trust Deed, dated as of February 11, 2005, among Constar International UK Ltd., Citicorp USA, Inc., Citicorp North America, Inc., Citibank, N.A. and Citibank, N.A. London Branch, as Trustee for the Secured Parties (as defined) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.14	Debenture, dated as of February 11, 2005, between Constar International U.K. Ltd., Citibank, N.A. London Branch, as Trustee (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

10.14a	Debenture, dated as of March 20, 2007, between Constar International U.K. Ltd. and Citibank, N.A., London Branch, as Security Trustee (incorporated by reference to Exhibit 10.32a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007). †

10.15	Executive Employment Agreement, dated as of July 21, 2003 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 18, 2003).*

10.16	Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

10.17	Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.36a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

10.18	Executive Employment Agreement, dated as of December 12, 2005 by and between Constar International Inc. and Walter S. Sobon (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 12, 2005).*

10.19	Share Mortgage, dated as of February 11, 2005, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.38 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).

10.19a	Share Mortgage, dated as of March 20, 2007, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.38a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 15, 2007).

21.1	Subsidiaries of Constar International Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.
†	Confidential treatment granted.
††	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 31, 2008	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2008

/s/ WALTER S. SOBON Walter S. Sobon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2008

/s/ MICHAEL D. MCDANIEL Michael D. McDaniel	Director	March 31, 2008

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 31, 2008

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 31, 2008

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 31, 2008

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 31, 2008

/S/ JAMES A. LEWIS James A. Lewis	Director	March 31, 2008