Form 10-Q/A
period 2007-03-31
CONSTAR INTERNATIONAL INC
filed 2008-05-15
CIK 29806

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 9, 2007, 12,578,244 shares of the Registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

Restatement of Prior Period Financial Statements

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and 2006, as originally filed with the Securities and Exchange Commission (“SEC”), to restate our unaudited consolidated financial statements and related financial information for those periods for the effects of the restatement.

Background of the Restatement

In connection with preparing its financial statements for the year ended December 31, 2007 in connection with the Company’s 2007 Annual Report on Form 10-K, the Company discovered errors related to: (i) the improper capitalization of certain property, plant and equipment acquired in 2003 and prior periods; (ii) an understatement of depreciation expense for certain property, plant and equipment acquired in 2003 and prior periods; and (iii) improperly accounting for landlord incentives which understated current liabilities and property, plant and equipment. In addition, the Company corrected the classification within stockholders’ deficit for the recording of a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.

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

Items Amended by this Form 10Q/A

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 as originally filed with the SEC on May 15, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements and related disclosures as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Part I, Item 4 “Controls and Procedures;” and

•	Part II, Item 6 “Exhibits.”

The adjustments made as a result of the restatement are more fully described in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Form 10 Q/A.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after May 15, 2007, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Restated March 31, 2007	Restated December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,866	$19,370
Accounts receivable, net	74,605	61,101
Accounts receivable - related party	551	856
Inventories, net	65,355	60,198
Prepaid expenses and other current assets	25,496	28,907
Deferred income taxes	2,334	2,257
Current assets of discontinued operations	476	11,602

Total current assets	174,683	184,291

Property, plant and equipment, net	146,398	145,085
Goodwill	148,813	148,813
Other assets	20,489	21,722
Non-current assets of discontinued operations	1,286	1,286

Total assets	$491,669	$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$2,220	$—
Accounts payable	80,656	82,611
Accounts payable - related party	886	950
Accrued expenses and other current liabilities	38,530	33,421
Current liabilities of discontinued operations	275	8,680

Total current liabilities	122,567	125,662

Long-term debt	393,530	393,466
Pension and postretirement liabilities	18,068	19,143
Deferred income taxes	2,334	2,257
Other liabilities	8,468	8,117
Non-current liabilities of discontinued operations	2,742	2,144

Total liabilities	547,709	550,789

Commitments and contingent liabilities (Note 10)

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value - 12,809 shares issued; 12,560 shares and 12,576 shares outstanding at March 31, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	275,904	275,754
Accumulated other comprehensive loss	(22,054)	(22,378)
Treasury stock, at cost - 247 and 233 shares at March 31, 2007 and December 31, 2006, respectively	(832)	(704)
Accumulated deficit	(309,183)	(302,389)

Total stockholders’ deficit	(56,040)	(49,592)

Total liabilities and stockholders’ deficit	$491,669	$501,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	Restated 2007	Restated 2006
Net customer sales	$211,615	$219,857
Net affiliate sales	1,066	957

Net sales	212,681	220,814
Cost of products sold, excluding depreciation	192,483	200,330
Depreciation	7,580	8,264

Gross profit	12,618	12,220

Selling and administrative expenses	7,109	7,396
Research and technology expenses	1,614	1,338
Provision for restructuring	303	44

Total operating expenses	9,026	8,778

Operating income	3,592	3,442

Interest expense	(10,117)	(10,147)
Other income, net	368	145

Loss from continuing operations before income taxes	(6,157)	(6,560)
(Provision for) benefit from income taxes	(6)	(88)

Loss from continuing operations	(6,163)	(6,648)
Income from discontinued operations, net of taxes	47	76

Net loss	$(6,116)	$(6,572)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.50)	$(0.55)
Discontinued operations	—	0.01

Net loss per share	$(0.50)	$(0.54)

Weighted average common shares outstanding:
Basic and Diluted	12,294	12,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	Restated 2007	Restated 2006
Cash flows from operating activities:
Net loss	$(6,116)	$(6,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,187	9,034
Restructuring and other exit activities	(163)	(83)
Bad debt expense (recovery)	—	(506)
Stock-based compensation	418	239
Reclassification gain of foreign currency translation adjustments	(142)	—
Deferred income taxes	—	28
(Gain) loss on disposal of assets	(80)	(36)
Minority interest	(83)	19
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	(5,137)
Inventories	(4,961)	(6,798)
Prepaid expenses and other current assets	3,770	974
Accounts payable and accrued expenses	(6,099)	(537)
Change in outstanding overdrafts	561	640
Pension and postretirement benefits	(221)	316

Net cash used in operating activities	(6,929)	(8,419)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,649)	(6,680)
Proceeds from the sale of property, plant and equipment	80	36

Net cash used in investing activities	(8,569)	(6,644)

Cash flows from financing activities:
Proceeds from Revolver loan	193,427	223,265
Repayment of Revolver loan	(191,207)	(208,130)
Costs associated with debt financing	(248)	(299)
Repayment of other debt	—	(1,575)

Net cash provided by financing activities	1,972	13,261

Effect of exchange rate changes on cash and cash equivalents	22	61

Net decrease in cash and cash equivalents	(13,504)	(1,741)
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$5,866	$7,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005 (as previously reported)	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Restatement adjustments (Note 2)	—	—	(3,420)	—	—	(3,094)	(6,514)

Balance, December 31, 2005 (restated)	$125	$276,331	$(30,861)	$(457)	$(1,384)	$(292,128)	$(48,374)
Net loss (restated)						(6,572)	(6,572)
Foreign currency translation adjustments			536				536
Revaluation of cash flow hedge			2,072				2,072

Comprehensive loss (restated)							(3,964)

Issuance of restricted stock		319			(319)		—
Forfeitures of restricted stock		(4)		(42)	11		(35)
Stock-based compensation	—	—	—	—	239	—	239

Balance, March 31, 2006 (restated)	$125	$276,646	$(28,253)	$(499)	$(1,453)	$(298,700)	$(52,134)

Balance, December 31, 2006 (restated)	$125	$275,754	$(22,378)	$(704)	$—	$(302,389)	$(49,592)
Net loss (restated)						(6,116)	(6,116)
Foreign currency translation adjustments			249				249
Reclassification of foreign currency translation adjustments			(142)				(142)
Amortization of prior service cost			(79)				(79)
Amortization of actuarial net loss			867				867
Revaluation of cash flow hedge			(571)				(571)

Comprehensive loss (restated)							(5,792)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(128)			(128)
Stock-based compensation	—	150	—	—	—	—	150

Balance, March 31, 2007 (restated)	$125	$275,904	$(22,054)	$(832)	$—	$(309,183)	$(56,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar and share amounts in thousands, unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Company’s 2006 annual Consolidated Financial Statements and related notes, as restated, included in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 4 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestitures. Unless otherwise indicated, amounts provided throughout this Form 10-Q/A relate to continuing operations only.

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. Restatement

We have restated our consolidated balance sheets as of March 31, 2007 and December 31, 2006 and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the three months ended March 31, 2007 and 2006 to correct errors in such consolidated financial statements.

In connection with preparing its financial statements for the year ended December 31, 2007, the Company discovered errors related to: (i) the improper capitalization of certain property, plant and equipment acquired in 2003 and prior periods; (ii) an understatement of depreciation expense for certain property, plant and equipment acquired in 2003 and prior periods; and (iii) improperly accounting for landlord incentives which understated current liabilities and property, plant and equipment. In addition, the Company corrected the classification within stockholders’ deficit for the recording of a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.

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

The following tables present the effects of the restatement adjustments on the Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006 and its consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 respectively.

Condensed Consolidated Balance Sheet

(in thousands)

	March 31, 2007
	As Previously Reported (a)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$5,866	$—		$5,866
Accounts receivable, net	74,605	—		74,605
Accounts receivable - related party	551	—		551
Inventories, net	65,355	—		65,355
Prepaid expenses and other current assets	25,496	—		25,496
Deferred income taxes	2,334	—		2,334
Current assets of discontinued operations	476	—		476

Total current assets	174,683	—		174,683

Property, plant and equipment, net	149,617	(553	)(b)	146,398
		(2,666	)(c)
Goodwill	148,813	—		148,813
Other assets	20,489	—		20,489
Non-current assets of discontinued operations	1,286	—		1,286

Total assets	$494,888	$(3,219)		$491,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$2,220			$2,220
Accounts payable	80,656	—		80,656
Accounts payable - related party	886	—		886
Accrued expenses and other current liabilities	37,181	1,349	(d)	38,530
Current liabilities of discontinued operations	275	—		275

Total current liabilities	121,218	1,349		122,567

Long-term debt, net of debt discount	393,530	—		393,530
Pension and postretirement liabilities	18,068	—		18,068
Deferred income taxes	2,334	—		2,334
Other liabilities	8,468	—		8,468
Non-current liabilities of discontinued operations	2,742	—		2,742

Total liabilities	546,360	1,349		547,709

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	275,904	—		275,904
Accumulated other comprehensive loss, net of tax	(18,634)	(3,420	)(e)	(22,054)
Treasury stock, at cost - 233 shares at December 31,2006	(832)	—		(832)
Accumulated deficit	(308,035)	(1,148	)(f)	(309,183)

Total stockholders’ deficit	(51,472)	(4,568)		(56,040)

Total liabilities and stockholders’ deficit	$494,888	$(3,219)		$491,669

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 Form 10-K presentation. Certain assets have been reclassified from Inventory ($22,443) to Prepaid expenses and other current assets $16,670 and Other assets $5,773.
(b)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(c)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(d)	Adjustments to (i) reclassify $1,643 of landlord incentives from property, plant and equipment and (ii) recognize accumulated amortization of $294 of landlord incentives.
(e)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(f)	Adjustment to accumulated deficit represents: (i) the cumulative effect ($1,333) of the errors in periods prior to 2007 having been reflected as an opening retained earnings adjustment and (ii) the effect of the first quarter 2007 statement of operations adjustments resulting in income of $185.

Consolidated Balance Sheet

(in thousands)

	December 31, 2006
	As Previously Reported (g)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$19,370	$—		$19,370
Accounts receivable, net	61,101	—		61,101
Accounts receivable - related party	856	—		856
Inventories, net	60,198	—		60,198
Prepaid expenses and other current assets	28,522	385	(h)	28,907
Deferred income taxes	2,257	—		2,257
Current assets of discontinued operations	11,602	—		11,602

Total current assets	183,906	385		184,291

Property, plant and equipment, net	148,235	(553	)(i)	145,085
	—	(2,597	)(j)
Goodwill	148,813	—		148,813
Other assets	21,722	—		21,722
Non-current assets of discontinued operations	1,286	—		1,286

Total assets	$503,962	$(2,765)		$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$82,611	$—		$82,611
Accounts payable - related party	950	—		950
Accrued expenses and other current liabilities	31,433	1,988	(k)	33,421
Current liabilities of discontinued operations	8,680	—		8,680

Total current liabilities	123,674	1,988		125,662

Long-term debt, net of debt discount	393,466	—		393,466
Pension and postretirement liabilities	19,143	—		19,143
Deferred income taxes	2,257	—		2,257
Other liabilities	8,117	—		8,117
Non-current liabilities of discontinued operations	2,144	—		2,144

Total liabilities	548,801	1,988		550,789

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	275,754	—		275,754
Accumulated other comprehensive loss, net of tax	(18,958)	(3,420	)(l)	(22,378)
Treasury stock, at cost - 233 shares at December 31,2006	(704)	—		(704)
Accumulated deficit	(301,056)	(1,333	)(m)	(302,389)

Total stockholders’ deficit	(44,839)	(4,753)		(49,592)

Total liabilities and stockholders’ deficit	$503,962	$(2,765)		$501,197

(g)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 Form 10-K presentation. Certain assets have been reclassified from Inventory ($22,157) to Prepaid expenses and other current assets $17,248 and Other assets $5,909.
(h)	Adjustment to reduce pension expense related to a foreign benefit plan
(i)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(j)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(k)	Adjustments to: (i) reclassify $1,643 of landlord incentives from property, plant and equipment; (ii) recognize amortization of $245 landlord incentives; (iii) recognize $433 of an advance payment received prior to 2002 for a minimum purchase commitment and (iv) properly recognize $157 of accrued interest.
(l)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(m)	Adjustment to reduce accumulated deficit represents: (i) the effect of 2006 statement of operations adjustments resulting in income of $1,761 and (ii) the cumulative effect ($3,094) of the errors in periods prior to 2006 having been reflected as an opening retained earnings adjustment.

Condensed Consolidated Statement of Operations

(in thousands)

	For the three months ended March 31, 2007
	As Previously Reported	Adjustments		As Restated
Net customer sales	$211,615	$—		$211,615
Net affiliate sales	1,066	—		1,066

Net sales	212,681	—		212,681
Cost of products sold, excluding depreciation	192,965	(482	)(n)	192,483
Depreciation	7,511	69	(o)	7,580

Gross profit	12,205	413		12,618

Selling and administrative expenses	6,724	385	(p)	7,109
Research and technology expenses	1,614	—		1,614
Asset impairment charges	—	—		—
Provision for restructuring	303	—		303

Total operating expenses	8,641	385		9,026

Operating income	3,564	28		3,592
Interest expense	(10,274)	157	(q)	(10,117)
Other income, net	368	—		368

Loss from continuing operations before income taxes	(6,342)	185		(6,157)
Benefit from income taxes	(6)	—		(6)

Loss from continuing operations	(6,348)	185		(6,163)
Loss from discontinued operations, net of taxes	47	—		47

Net loss	$(6,301)	$185		$(6,116)

Basic and diluted loss per common share:
Continuing operations	$(0.51)	$0.02		$(0.49)
Discontinued operations	0.00	—		0.00

Net loss per share	$(0.51)	$0.02		$(0.49)

Weighted average common shares outstanding:
Basic and diluted	12,294			12,294

(n)	Adjustment to reverse the advance payment ($433) originally corrected in the period in which the error became known rather than the period the error originated as the error has now been corrected in the appropriate period, through the Company’s restatement and to recognize landlord incentives ($49) earned in 2007.
(o)	Adjustments to record depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(p)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period, through the Company’s restatement.
(q)	Adjustment to reverse interest expense originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period, through the Company’s restatement.

Condensed Consolidated Statement of Operations

(in thousands)

	For the three months ended March 31, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$219,857	$—		$219,857
Net affiliate sales	957	—		957

Net sales	220,814	—		220,814
Cost of products sold, excluding depreciation	200,406	(76	)(r)	200,330
Depreciation	7,959	305	(s)	8,264

Gross profit	12,449	(229)		12,220

Selling and administrative expenses	7,396	—		7,396
Research and technology expenses	1,338	—		1,338
Asset impairment charges	—	—		—
Provision for restructuring	44	—		44

Total operating expenses	8,778	—		8,778

Operating income	3,671	(229)		3,442
Interest expense	(10,147)	—		(10,147)
Other income, net	145	—		145

Loss from continuing operations before income taxes	(6,331)	(229)		(6,560)
Benefit from income taxes	(88)	—		(88)

Loss from continuing operations	(6,419)	(229)		(6,648)
Loss from discontinued operations, net of taxes	76	—		76

Net loss	$(6,343)	$(229)		$(6,572)

Basic and diluted loss per common share:
Continuing operations	$(0.53)	(0.02)		$(0.55)
Discontinued operations	0.01	—		0.01

Net loss per share	$(0.52)	$(0.02)		$(0.54)

Weighted average common shares outstanding:
Basic and diluted	12,197			12,197

(r)	Adjustment to recognize the advance payment ($27) and landlord incentives ($49) earned in 2006.
(s)	Adjustment to depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.

Condensed Consolidated Statement of Cash Flow

(in thousands)

	For the three months ended March 31, 2007
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(6,301)	$185		$(6,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,118	69	(t)	8,187
Restructuring and other exit activities	(163)			(163)
Stock-based compensation	418	—		418
Reclassification gain of foreign currency translation adjustments	(142)			(142)
(Gain) loss on disposal of assets	(80)	—		(80)
Minority interest	(83)	—		(83)
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	—		(2,000)
Inventories	(4,961)	—		(4,961)
Prepaid expenses and other current assets	3,385	385	(u)	3,770
Accounts payable and accrued expenses	(5,460)	(639	)(v)	(6,099)
Change in outstanding book overdrafts	561	—		561
Pension and postretirement benefits	(221)	—		(221)

Net cash (used in) operating activities	(6,929)	—		(6,929)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,649)	—		(8,649)
Proceeds from the sale of property, plant and equipment	80	—		80

Net cash used in investing activities	(8,569)	—		(8,569)

Cash flows from financing activities:
Proceeds from Revolver loan	193,427	—		193,427
Repayment of Revolver loan	(191,207)	—		(191,207)
Costs associated with debt financing	(248)	—		(248)

Net cash provided by (used in) financing activities	1,972	—		1,972

Effect of exchange rate changes on cash and cash equivalents	22	—		22

Net change in cash and cash equivalents	(13,504)	—		(13,504)
Cash and cash equivalents at beginning of year	19,370	—		19,370

Cash and cash equivalents at end of year	$5,866	$—		$5,866

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 Form 10-K presentation. Certain assets have been reclassified from Inventory ($22,443) to Prepaid expenses and other current assets $16,670 and Other assets $5,773.
(t)	Adjustment to recognize depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(u)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.
(v)	Adjustment to reverse the advance payment ($433) and the accrued interest ($157) originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement. and to recognize landlord incentives ($49) earned in 2007.

Condensed Consolidated Statement of Cash Flow

(in thousands)

	For the three months ended March 31, 2006
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(6,343)	$(229)		$(6,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,729	305	(w)	9,034
Bad debt expense	(506)	—		(506)
Restructuring and other exit activities	(83)			(83)
Stock-based compensation	239	—		239
Deferred income taxes	28	—		28
(Gain) loss on disposal of assets	(36)	—		(36)
Minority interest	19	—		19
Changes in operating assets and liabilities:
Accounts receivable	(5,137)	—		(5,137)
Inventories	(6,798)	—		(6,798)
Prepaid expenses and other current assets	974	—		974
Accounts payable and accrued expenses	(461)	(76	)(x)	(537)
Change in outstanding book overdrafts	640	—		640
Pension and postretirement benefits	316	—		316

Net cash (used in) operating activities	(8,419)	—		(8,419)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,680)	—		(6,680)
Proceeds from the sale of property, plant and equipment	36	—		36

Net cash used in investing activities	(6,644)	—		(6,644)

Cash flows from financing activities:
Proceeds from Revolver loan	223,265	—		223,265
Repayment of Revolver loan	(208,130)	—		(208,130)
Costs associated with debt financing	(299)	—		(299)
Repayment of other debt	(1,540)	—		(1,540)
Other	(35)	—		(35)

Net cash provided by (used in) financing activities	13,261	—		13,261

Effect of exchange rate changes on cash and cash equivalents	61	—		61

Net change in cash and cash equivalents	(1,741)	—		(1,741)
Cash and cash equivalents at beginning of year	9,663	—		9,663

Cash and cash equivalents at end of year	$7,922	$—		$7,922

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($25,542) to Prepaid expenses and current other assets $19,426 and Other assets $6,116.
(w)	Adjustment to depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(x)	Adjustment to reflect the impact of the advance payment ($27) and landlord incentives ($49) earned in 2006.

3. Recent Accounting Pronouncements

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

4. Discontinued Operations

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

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the three months ended March 31, 2007:

Severance and Benefits
Balance at December 31, 2006	$115
Charges to income	51
Payments	(111)
Adjustments	(5)

Balance at March 31, 2007	$50

5. Accounts Receivable

	March 31, 2007	December 31, 2006
Trade and notes receivable	$67,434	$53,337
Less: allowance for doubtful accounts	(396)	(1,047)

Net trade and notes receivables	67,038	52,290
Value added taxes recoverable	4,060	6,451
Miscellaneous receivables	3,507	2,360

Total	$74,605	$61,101

6. Inventories

	March 31, 2007	December 31, 2006
Finished goods	$53,970	$51,237
Raw materials and supplies	11,385	8,961

Total	$65,355	$60,198

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,106 and $931 as of March 31, 2007 and December 31, 2006, respectively.

7. Property, Plant and Equipment

	Restated March 31, 2007	Restated December 31, 2006
Land and improvements	$3,819	$3,806
Buildings and improvements	71,712	71,721
Machinery and equipment	584,402	584,263

	659,933	659,790
Less: accumulated depreciation and amortization	(532,356)	(525,110)

	127,577	134,680
Construction in progress	18,821	10,405

Property, Plant and Equipment, net	$146,398	$145,085

8. Debt

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

9. Restructuring

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

10. Commitments and Contingencies

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Restated March 31, 2007	Restated December 31, 2006
Postretirement liabilities, net of tax	$(26,019)	$(26,807)
Cash-flow hedge, net of tax	1,581	2,152
Foreign currency translation adjustments	2,384	2,277

Accumulated other comprehensive loss	$(22,054)	$(22,378)

12. Stock-Based Compensation

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

13. Earnings (Loss) Per Share

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

14. Pension and Other Postretirement Benefits

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

15. Income Taxes

During the three months ended March 31, 2007, the Company recorded a valuation allowance of $1.2 million to offset net operating losses and deferred tax assets generated for the U.S. and foreign operations during 2007. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

16. Derivative Financial Instruments

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

17. Other Income (Expense)

Other income (expense) consisted of the following for the three months ended March 31, 2007 and 2006:

(in thousands)	2007	2006
Royalty income	$245	$137
Other income	79	—
Interest income	51	20
Foreign exchange gains (losses)	14	(12)
Decrease in cash surrender value of life insurance	(21)	—

Other income, net	$368	$145

18. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales by country for the three months ended March 31, 2007 and 2006 were as follows:

(in thousands)	2007	2006
United States	$164,144	$181,543
United Kingdom	29,563	26,010
Other	17,908	12,304

	$211,615	$219,857

19. Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,283	$4,583	$—	$5,866
Intercompany receivables	—	118,856	7,788	(126,644)	—
Accounts receivable, net	—	67,100	8,056	—	75,156
Inventories, net	—	61,780	3,575	—	65,355
Prepaid expenses and other current assets	—	24,610	886	—	25,496
Deferred income taxes	—	2,334	—	—	2,334
Current assets of discontinued operations	—	—	476	—	476

Total current assets	—	275,963	25,364	(126,644)	174,683

Property, plant and equipment, net	—	141,090	5,308	—	146,398
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	456,691	20,841	—	(477,532)	—
Other assets	10,369	9,606	514	—	20,489
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$467,060	$596,313	$32,472	$(604,176)	$491,669

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$2,220	$—	$—	$—	$2,220
Accounts payable and accrued liabilities	9,488	102,901	7,683	—	120,072
Intercompany payable	117,862	7,567	1,215	(126,644)	—
Current liabilities of discontinued operations	—	—	275	—	275

Total current liabilities	129,570	110,468	9,173	(126,644)	122,567

Long-term debt, net of current portion	393,530	—	—	—	393,530
Pension and postretirement liabilities	—	18,352	(284)	—	18,068
Deferred income taxes	—	2,334	—	—	2,334
Other liabilities	—	8,468	—	—	8,468
Non-current liabilities of discontinued operations	—	—	2,742	—	2,742

Total liabilities	523,100	139,622	11,631	(126,644)	547,709

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(56,040)	456,691	20,841	(477,532)	(56,040)

Total liabilities and stockholders’ equity (deficit)	$467,060	$596,313	$32,472	$(604,176)	$491,669

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006 (restated)

(In thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,627	7,394	(126,021)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		55,874	4,324		60,198
Prepaid expenses and other current assets		27,717	1,190		28,907
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	276,630	33,682	(126,021)	184,291

Property, plant and equipment, net	—	139,653	5,432	—	145,085
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	452,703	20,142	—	(472,845)	—
Other assets	11,243	9,962	517		21,722
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$463,946	$595,200	$40,917	$(598,866)	$501,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	4,602	105,953	6,427	—	116,982
Intercompany payable	115,470	7,397	3,154	(126,021)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	120,072	113,350	18,261	(126,021)	125,662

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,538	142,497	20,775	(126,021)	550,789

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(49,592)	452,703	20,142	(472,845)	(49,592)

Total liabilities and stockholders’ equity (deficit)	$463,946	$595,200	$40,917	$(598,866)	$501,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$194,773	$17,908	$—	$212,681
Cost of products sold, excluding depreciation	—	176,263	16,220	—	192,483
Depreciation	—	7,312	268	—	7,580

Gross profit	—	11,198	1,420	—	12,618

Selling and administrative expenses	—	6,521	588	—	7,109
Research and technology expenses	—	1,614	—	—	1,614
Provision for restructuring	—	303	—	—	303

Total operating expenses	—	8,438	588	—	9,026

Operating income	—	2,760	832	—	3,592
Interest expense	(9,857)	(346)	86	—	(10,117)
Other income (expense), net	—	388	(20)	—	368

Income (loss) from continuing operations before income taxes	(9,857)	2,802	898	—	(6,157)
Provision for income taxes	—	(6)	—	—	(6)

Income (loss) from continuing operations	(9,857)	2,796	898	—	(6,163)
Equity earnings	3,741	945	—	(4,686)	—
Income from discontinued operations, net of taxes	—	—	47	—	47

Net income (loss)	$(6,116)	$3,741	$945	$(4,686)	$(6,116)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$208,509	$12,305		$220,814
Cost of products sold, excluding depreciation	—	188,653	11,677		200,330
Depreciation	—	8,108	156	—	8,264

Gross profit	—	11,748	472	—	12,220
Selling and administrative expenses	—	7,162	234		7,396
Research and technology expenses	—	1,338	—	—	1,338
Provision for restructuring	—	44	—	—	44

Total operating expenses	—	8,544	234	—	8,778

Operating income	—	3,204	238	—	3,442
Interest expense	(10,001)	(181)	35	—	(10,147)
Other income (expense), net	—	190	(45)	—	145

Income (loss) from continuing operations before income taxes	(10,001)	3,213	228	—	(6,560)
Provision for income taxes	—	(69)	(19)	—	(88)

Income (loss) from continuing operations	(10,001)	3,144	209	—	(6,648)
Equity earnings	3,429	285	—	(3,714)	—
Income from discontinued operations, net of taxes	—	—	76	—	76

Net income (loss)	$(6,572)	$3,429	$285	$(3,714)	$(6,572)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,116)	$3,741	$945	$(4,686)	$(6,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	617	7,370	200	—	8,187
Stock-based compensation	—	418	—	—	418
Reclassification gain of foreign currency translation adjustments	—	—	(142)		(142)
Equity earnings	(3,741)	(945)	—	4,686	—
Changes in operating assets and liabilities	4,729	(16,317)	2,312	—	(9,276)

Net cash provided by (used in) operating activities	(4,511)	(5,733)	3,315	—	(6,929)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(8,649)	—	—	(8,649)
Proceeds from the sale of property, plant and equipment	—	80	—	—	80

Net cash used in investing activities	—	(8,569)	—	—	(8,569)

Cash flows from financing activities:
Proceeds from Revolver loan	193,427	—	—	—	193,427
Repayment of Revolver loan	(191,207)	—	—	—	(191,207)
Net change in intercompany loans	2,539	(701)	(1,838)	—	—
Costs associated with debt refinancing	(248)	—	—	—	(248)

Net cash provided by (used in) financing activities	4,511	(701)	(1,838)	—	1,972

Effect of exchange rate changes on cash and cash equivalents	—	(2)	24	—	22

Net increase (decrease) in cash and cash equivalents	—	(15,005)	1,501	—	(13,504)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$1,283	$4,583	$—	$5,866

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(6,572)	$3,429	$285	$(3,714)	$(6,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	546	8,108	380	—	9,034
Stock-based compensation	—	239	—	—	239
Equity earnings	(3,429)	(285)	—	3,714	—
Changes in operating assets and liabilities	5,291	(17,644)	1,233	—	(11,120)

Net cash provided by (used in) operating activities	(4,164)	(6,153)	1,898	—	(8,419)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(6,377)	(303)	—	(6,680)
Proceeds from the sale of property, plant and equipment	—	36	—	—	36

Net cash used in investing activities	—	(6,341)	(303)	—	(6,644)

Cash flows from financing activities:
Proceeds from Revolver loan	223,265	—	—	—	223,265
Repayment of Revolver loan	(208,130)	—	—	—	(208,130)
Net change in intercompany loans	(10,672)	10,672	—	—	—
Costs associated with debt refinancing	(299)	—	—	—	(299)
Other financing activities	—	(35)	(1,540)	—	(1,575)

Net cash provided by (used in) financing activities	4,164	10,637	(1,540)	—	13,261

Effect of exchange rate changes on cash and cash equivalents	—	34	27	—	61

Net increase in cash and cash equivalents	—	(1,823)	82	—	(1,741)
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$4,921	$3,001	$—	$7,922

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Results

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data and condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and March 31, 2006. (See Note 2 “Restatement” for additional information.) This information should be considered in conjunction with the information contained in the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net Sales

(dollars in millions)	Three months ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
United States	$165.2	$182.5	$(17.3)	(9.5)%
Europe	47.5	38.3	9.2	24.0%

Total	$212.7	$220.8	$(8.1)	(3.7)%

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

Gross Profit

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	Restated 2007	Restated 2006
United States	$12.0	$12.4	$(0.4)
Europe	0.6	(0.2)	0.8

Total	$12.6	$12.2	$0.4

Percent of net sales	5.9%	5.5%

The increase in gross profit in the first quarter of 2007 compared to the first quarter of 2006 was the result of improved customer and product mix, lower manufacturing costs and the impact of the Company’s ongoing Best Cost Producer program focused on long-term manufacturing productivity improvements, partially offset by lower pricing and decreased volumes.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.3 million, or 4.0%, to $7.1 million in the first quarter of 2007 from $7.4 million in the first quarter of 2006. This decrease was primarily driven by lower legal and audit fees.

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

Operating Income

Operating income increased to $3.6 million in the first quarter of 2007 compared to $3.4 million in the first quarter of 2006. This increase in operating income primarily relates to decreased depreciation expense, offset in part by increased restructuring expenses of $0.3 million.

Interest Expense

Interest expense was $10.1 million in the first quarter of 2007 and consistent with the same period in 2006.

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

Net Loss

Net loss in the first quarter of 2007 was $6.1 million, or $0.50 loss per basic and diluted share, compared to a net loss in the first quarter of 2006 of $6.6 million, or $0.54 loss per basic and diluted share.

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

Cash Flows

The following table presents selected cash flow data.

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	2007	2006
Net cash used in operating activities	$(6.9)	$(8.4)	$(1.5)

Net cash used in investing activities	$(8.6)	$(6.6)	$2.0

Net cash provided by financing activities	$2.0	$13.3	$(11.3)

Net cash used in operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, decreased primarily due to working capital improvement of $2.3 million. Days sales in accounts receivable increased slightly to approximately 31.8 days at March 31, 2007 from 30.9 days at March 31, 2006. This increase was the result of a delay in payment from certain of the Company’s European customers. Inventory days decreased to approximately 29.4 days at March 31, 2007 from 35.9 days at March 31, 2006. Days payable in accounts payable and accrued liabilities decreased to 53.7 days at March 31, 2007 compared to 55.0 days at March 31, 2006.

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

Stockholders’ Deficit

Stockholders’ deficit increased to $56.0 million at March 31, 2007 from $49.6 million deficit at December 31, 2006. This increase was primarily due to a net loss in the first quarter of 2007 of $6.1 million, a negative adjustment of $0.7 million due to the adoption of FIN 48, and a loss on the revaluation of a cash flow hedge of $0.6 million, which was partially offset by pension amortization of $0.8 million and currency translation adjustments of $0.1 million during the three months ended March 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2007 in connection with the filing of the Original Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded at that time that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, the Company’s Chief Executive Officer and the Chief Financial Officer, together with management, re-evaluated the effectiveness of the design and operation of these disclosure controls and procedures and concluded that, because the material weakness in the internal control over financial reporting described below existed at that time, these disclosure controls and procedures were not effective as of March 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of property, plant and equipment and the related depreciation expense. Specifically, the Company did not have controls designed and operating effectively to ensure that property, plant and equipment capitalized in 2003 and prior years were capitalized on a timely basis in accordance with generally accepted accounting principles and that related depreciation expense was recorded associated with the Company’s 2003 acquisition of certain property, plant and equipment. This material weakness resulted in the restatement of the Company’s interim condensed consolidated financial statements as of and for the period ended March 31, 2007. Additionally, until remediated, this control deficiency could result in misstatements of the Company’s property, plant and equipment and related depreciation expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the existence of this material weakness, we have concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness, and as of March 31, 2008, the date of the filing of our annual report on Form 10-K for the year ended December 31, 2007, management has designed controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. Notwithstanding the existence of a material weakness related to property, plant and equipment as of March 31, 2007, management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to internal control over financial reporting and we have properly designed controls over those areas that led to the restatement of previously issued financial statements as of the date of filing of this interim report on Form 10-Q/A.

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

Item 6.	Exhibits

10.30a	Amendment No. 1 to Pledge and Security Agreement, dated as of March 20, 2007, among Constar International Inc., as a Grantor, each other Grantor from time to time a party thereto, and Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007).

10.32a	Debenture, dated as of March 20, 2007, between Constar International U.K. Ltd. and Citibank, N.A., London Branch, as Security Trustee. (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007).††

10.38	Share Mortgage, dated as of February 11, 2005, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007).

10.38a	Share Mortgage, dated as of March 20, 2007, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: May 15, 2008	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)