Form 10-Q/A
period 2007-06-30
CONSTAR INTERNATIONAL INC
filed 2008-05-15
CIK 29806

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2007 and 2006, as originally filed with the Securities and Exchange Commission (“SEC”), to restate our unaudited consolidated financial statements and related financial information for those periods for the effects of the restatement.

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

Items Amended by this Form 10Q/A

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 as originally filed with the SEC on August 14, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements and related disclosures as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Part I, Item 4 “Controls and Procedures;” and

•	Part II Item 6 “Exhibits.”

The adjustments made as a result of the restatement are more fully described in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Form 10 Q/A.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after August 14, 2007, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K, our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Restated June 30, 2007	Restated December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,201	$19,370
Accounts receivable, net	83,081	61,101
Accounts receivable - related party	558	856
Inventories, net	63,683	60,198
Prepaid expenses and other current assets	24,908	28,907
Deferred income taxes	1,918	2,257
Current assets of discontinued operations	596	11,602

Total current assets	183,945	184,291

Property, plant and equipment, net	147,960	145,085
Goodwill	148,813	148,813
Other assets	21,953	21,722
Non-current assets of discontinued operations	1,284	1,286

Total assets	$503,955	$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$98,172	$82,611
Accounts payable - related party	521	950
Accrued expenses and other current liabilities	38,806	33,421
Current liabilities of discontinued operations	344	8,680

Total current liabilities	137,843	125,662

Long-term debt	393,594	393,466
Pension and postretirement liabilities	17,458	19,143
Deferred income taxes	1,918	2,257
Other liabilities	8,297	8,117
Non-current liabilities of discontinued operations	2,662	2,144

Total liabilities	561,772	550,789

Commitments and contingent liabilities (Note 10)

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value - 12,820 shares and 12,809 shares issued, 12,571 shares and 12,576 shares outstanding at June 30, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	276,076	275,754
Accumulated other comprehensive loss	(19,142)	(22,378)
Treasury stock, at cost - 249 and 233 shares at June 30, 2007 and December 31, 2006, respectively	(844)	(704)
Accumulated deficit	(314,032)	(302,389)

Total stockholders’ deficit	(57,817)	(49,592)

Total liabilities and stockholders’ deficit	$503,955	$501,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	Restated 2007	Restated 2006	Restated 2007	Restated 2006
Net customer sales	$239,192	$251,038	$450,808	$470,895
Net affiliate sales	1,047	1,255	2,112	2,212

Net sales	240,239	252,293	452,920	473,107
Cost of products sold, excluding depreciation	217,551	221,214	410,034	421,544
Depreciation	7,952	8,479	15,533	16,743

Gross profit	14,736	22,600	27,353	34,820

Selling and administrative expenses	4,756	7,522	11,864	14,918
Research and technology expenses	2,156	1,688	3,770	3,026
Asset impairment charges	—	870	—	870
Provision for restructuring	2,832	181	3,135	225

Total operating expenses	9,744	10,261	18,769	19,039

Operating income	4,992	12,339	8,584	15,781

Interest expense	(10,302)	(10,503)	(20,419)	(20,650)
Other income (expense), net	557	806	925	951

Income (loss) from continuing operations before income taxes	(4,753)	2,642	(10,910)	(3,918)
Benefit from income taxes	6	88	—	—

Income (loss) from continuing operations	(4,747)	2,730	(10,910)	(3,918)
Loss from discontinued operations, net of taxes	(102)	(337)	(55)	(261)

Net income (loss)	$(4,849)	$2,393	$(10,965)	$(4,179)

Basic earnings (loss) per common share:
Continuing operations	$(0.38)	$0.22	$(0.89)	$(0.32)
Discontinued operations	(0.01)	(0.03)	—	(0.02)

Net income (loss) per share	$(0.39)	$0.19	$(0.89)	$(0.34)

Diluted earnings (loss) per common share:
Continuing operations	$(0.38)	$0.22	$(0.89)	$(0.32)
Discontinued operations	(0.01)	(0.03)	—	(0.02)

Net income (loss) per share	$(0.39)	$0.19	$(0.89)	$(0.34)

Weighted average common shares outstanding:
Basic	12,308	12,208	12,301	12,203

Diluted	12,308	12,540	12,301	12,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	Restated 2007	Restated 2006
Cash flows from operating activities:
Net loss	$(10,965)	$(4,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,163	18,235
Asset impairment charges	—	870
Bad debt expense (recovery)	123	(506)
Restructuring and other exit activities	2,177	(696)
Stock-based compensation	488	438
Reclassification gain of foreign currency translation adjustments	(142)	—
Deferred income taxes	—	(107)
(Gain) loss on disposal of assets	(154)	205
Minority interest	(178)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,004)	(14,824)
Inventories	(2,761)	7,611
Prepaid expenses and other current assets	4,832	2,004
Accounts payable and accrued expenses	9,416	(8,799)
Change in outstanding book overdrafts	(1,450)	(162)
Pension and postretirement benefits	(351)	125

Net cash provided by operating activities	7,194	215

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,614)	(12,677)
Proceeds from the sale of property, plant and equipment	545	41

Net cash used in investing activities	(17,069)	(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	430,359
Repayment of Revolver loan	(387,458)	(416,644)
Costs associated with debt financing	(385)	(320)
Repayment of other debt	—	(1,540)

Net cash provided by (used in) financing activities	(385)	11,855

Effect of exchange rate changes on cash and cash equivalents	91	274

Net decrease in cash and cash equivalents	(10,169)	(292)
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$9,201	$9,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005 (as previously reported)	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Restatement adjustments (Note 2)	—	—	(3,420)	—	—	(3,094)	(6,514)

Balance, December 31, 2005 (restated)	$125	$276,331	$(30,861)	$(457)	$(1,384)	$(292,128)	$(48,374)
Net loss (restated)						(4,179)	(4,179)
Foreign currency translation adjustments			1,557				1,557
Revaluation of cash flow hedge			3,522				3,522

Comprehensive loss (restated)							900

Reclassification upon adoption of SFAS 123R	(1,384)			1,384		—
Forfeitures of restricted stock		—		(48)	—		(48)
Stock-based compensation	—	365	—	—	—	—	365

Balance, June 30, 2006 (restated)	$125	$275,312	$(25,782)	$(505)	$—	$(296,307)	$(47,157)

Balance, December 31, 2006 (restated)	$125	$275,754	$(22,378)	$(704)	$—	$(302,389)	$(49,592)
Net loss (restated)						(10,965)	(10,965)
Foreign currency translation adjustments			505				505
Reclassification of foreign currency translation adjustments			(142)				(142)
Amortization of prior service cost			(158)				(158)
Amortization of actuarial net loss			1,736				1,736
Revaluation of cash flow hedge			1,295				1,295

Comprehensive loss (restated)							(7,729)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(140)			(140)
Stock-based compensation	—	322	—	—	—	—	322

Balance, June 30, 2007 (restated)	$125	$276,076	$(19,142)	$(844)	$—	$(314,032)	$(57,817)

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

2. Restatement

We have restated our consolidated balance sheets as of June 30, 2007 and December 31, 2006, our related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and our consolidated statements of stockholders’ deficit and cash flows for the six months ended June 30, 2007 and 2006 to correct errors in such consolidated financial statements.

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

The following tables present the effects of the restatement adjustments on the Company’s consolidated balance sheets as of June 30, 2007 and December 31, 2006, its consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and its consolidated statements of cash flow for the six months ended June 30, 2007 and 2006.

Condensed Consolidated Balance Sheet

    (in thousands)

	June 30, 2007
	As Previously Reported (a)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$9,201	$—		$9,201
Accounts receivable, net	83,081	—		83,081
Accounts receivable - related party	558	—		558
Inventories, net	63,683	—		63,683
Prepaid expenses and other current assets	24,908	—		24,908
Deferred income taxes	1,918	—		1,918
Current assets of discontinued operations	596	—		596

Total current assets	183,945	—		183,945

Property, plant and equipment, net	151,249	(553	) (b)	147,960
		(2,736	) (c)
Goodwill	148,813	—		148,813
Other assets	21,953	—		21,953
Non-current assets of discontinued operations	1,284	—		1,284

Total assets	$507,244	$(3,289)		$503,955

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	98,172	—		98,172
Accounts payable - related party	521	—		521
Accrued expenses and other current liabilities	37,506	1,300	(d)	38,806
Current liabilities of discontinued operations	344	—		344

Total current liabilities	136,543	1,300		137,843

Long-term debt, net of debt discount	393,594	—		393,594
Pension and postretirement liabilities	17,458	—		17,458
Deferred income taxes	1,918	—		1,918
Other liabilities	8,297	—		8,297
Non-current liabilities of discontinued operations	2,662	—		2,662

Total liabilities	560,472	1,300		561,772

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	276,076	—		276,076
Accumulated other comprehensive loss, net of tax	(15,722)	(3,420	) (e)	(19,142)
Treasury stock, at cost - 233 shares at December 31,2006	(844)	—		(844)
Accumulated deficit	(312,863)	(1,169	) (f)	(314,032)

Total stockholders’ deficit	(53,228)	(4,589)		(57,817)

Total liabilities and stockholders’ deficit	$507,244	$(3,289)		$503,955

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($22,881) to Prepaid expenses and other current assets $17,164 and Other assets $5,717.
(b)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(c)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(d)	Adjustments to (i) reclassify $1,643 of landlord incentives from property, plant and equipment and (ii) recognize accumulated amortization of $343 of landlord incentives.
(e)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(f)	Adjustment to accumulated deficit represents: (i) the cumulative effect ($1,333) of the errors in periods prior to 2007 having been reflected as an opening retained earnings adjustment and (ii) the effect of the first six months of 2007 statement of operations adjustments resulting in income of $164.

Consolidated Balance Sheet

    (in thousands)

	December 31, 2006
	As Previously Reported (g)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$19,370	$—		$19,370
Accounts receivable, net	61,101	—		61,101
Accounts receivable - related party	856	—		856
Inventories, net	60,198	—		60,198
Prepaid expenses and other current assets	28,522	385	(h)	28,907
Deferred income taxes	2,257	—		2,257
Current assets of discontinued operations	11,602	—		11,602

Total current assets	183,906	385		184,291

Property, plant and equipment, net	148,235	(553	) (i)	145,085
	—	(2,597	) (j)
Goodwill	148,813	—		148,813
Other assets	21,722	—		21,722
Non-current assets of discontinued operations	1,286	—		1,286

Total assets	$503,962	$(2,765)		$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$82,611	$—		$82,611
Accounts payable - related party	950	—		950
Accrued expenses and other current liabilities	31,433	1,988	(k)	33,421
Current liabilities of discontinued operations	8,680	—		8,680

Total current liabilities	123,674	1,988		125,662

Long-term debt, net of debt discount	393,466	—		393,466
Pension and postretirement liabilities	19,143	—		19,143
Deferred income taxes	2,257	—		2,257
Other liabilities	8,117	—		8,117
Non-current liabilities of discontinued operations	2,144	—		2,144

Total liabilities	548,801	1,988		550,789

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	275,754	—		275,754
Accumulated other comprehensive loss, net of tax	(18,958)	(3,420	) (l)	(22,378)
Treasury stock, at cost - 233 shares at December 31,2006	(704)	—		(704)
Accumulated deficit	(301,056)	(1,333	) (m)	(302,389)

Total stockholders’ deficit	(44,839)	(4,753)		(49,592)

Total liabilities and stockholders’ deficit	$503,962	$(2,765)		$501,197

(g)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($23,157) to Prepaid expenses and other current assets $17,248 and Other assets $5,909.
(h)	Adjustment to reduce pension expense related to a foreign benefit plan
(i)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(j)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(k)	Adjustments to: (i) reclassify $1,643 of landlord incentives from property, plant and equipment; (ii) recognize amortization of $245 landlord incentives; (iii) recognize $433 of an advance payment received prior to 2002 for a minimum purchase commitment and (iv) properly recognize $157 of accrued interest.
(l)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(m)	Adjustment to reduce accumulated deficit represents: (i) the effect of 2006 statement of operations adjustments resulting in income of $1,761 and (ii) the cumulative effect ($3,094) of the errors in periods prior to 2006 having been reflected as an opening retained earnings adjustment.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the three months ended June 30, 2007
	As Previously Reported	Adjustments		As Restated
Net customer sales	$239,192	$—		$239,192
Net affiliate sales	1,047	—		1,047

Net sales	240,239	—		240,239
Cost of products sold, excluding depreciation	217,600	(49	) (n)	217,551
Depreciation	7,882	70	(o)	7,952

Gross profit	14,757	(21)		14,736

Selling and administrative expenses	4,756	—		4,756
Research and technology expenses	2,156	—		2,156
Asset impairment charges	—	—		—
Provision for restructuring	2,832	—		2,832

Total operating expenses	9,744	—		9,744

Operating income	5,013	(21)		4,992
Interest expense	(10,302)	—		(10,302)
Other income, net	557	—		557

Loss from continuing operations before income taxes	(4,732)	(21)		(4,753)
Benefit from income taxes	6	—		6

Loss from continuing operations	(4,726)	(21)		(4,747)
Loss from discontinued operations, net of taxes	(102)	—		(102)

Net loss	$(4,828)	$(21)		$(4,849)

Basic and diluted loss per common share:
Continuing operations	$(0.38)	$—		$(0.38)
Discontinued operations	(0.01)	—		(0.01)

Net loss per share	$(0.39)	$—		$(0.39)

Weighted average common shares outstanding:
Basic and diluted	12,308			12,308

(n)	Adjustment to recognize the landlord incentives ($49) earned in 2007.
(o)	Adjustment to record depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the three months ended June 30, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$251,038	$—		$251,038
Net affiliate sales	1,255	—		1,255

Net sales	252,293	—		252,293
Cost of products sold, excluding depreciation	221,290	(76	) (p)	221,214
Depreciation	10,627	(2,148	) (q)	8,479

Gross profit	20,376	2,224		22,600

Selling and administrative expenses	7,522	—		7,522
Research and technology expenses	1,688	—		1,688
Asset impairment charges	870	—		870
Provision for restructuring	181	—		181

Total operating expenses	10,261	—		10,261

Operating income	10,115	2,224		12,339
Interest expense	(10,503)	—		(10,503)
Other income, net	806	—		806

Loss from continuing operations before income taxes	418	2,224		2,642
Benefit from income taxes	88	—		88

Loss from continuing operations	506	2,224		2,730
Loss from discontinued operations, net of taxes	(337)	—		(337)

Net loss	$169	$2,224		$2,393

Basic loss per common share:
Continuing operations	$0.04	$0.18		$0.22
Discontinued operations	(0.03)	—		(0.03)

Net loss per share	$0.01	$0.18		$0.19

Diluted loss per common share:
Continuing operations	$0.04	$0.18		$0.22
Discontinued operations	(0.03)	—		(0.03)

Net loss per share	$0.01	$0.18		$0.19

Weighted average common shares outstanding:
Basic	12,208			12,208

Diluted	12,540			12,540

(p)	Adjustment to recognize the advance payment ($27) and landlord incentives ($49) earned in 2006.
(q)	Adjustment to (i) reverse $640 of depreciation for a facility exited in 2004 and (ii) reverse $1,813 of improper capitalization of plant property and equipment acquired in 2003 and prior periods, offset by the recording of depreciation expense of $305.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the six months ended June 30, 2007
	As Previously Reported	Adjustments		As Restated
Net customer sales	$450,808	$—		$450,808
Net affiliate sales	2,112	—		2,112

Net sales	452,920	—		452,920
Cost of products sold, excluding depreciation	410,565	(531	) (r)	410,034
Depreciation	15,393	139	(s)	15,532

Gross profit	26,962	392		27,354

Selling and administrative expenses	11,480	385	(t)	11,865
Research and technology expenses	3,770	—		3,770
Asset impairment charges	—	—		—
Provision for restructuring	3,135	—		3,135

Total operating expenses	18,385	385		18,770

Operating income	8,577	7		8,584
Interest expense	(20,576)	157	(u)	(20,419)
Other income, net	925	—		925

Loss from continuing operations before income taxes	(11,074)	164		(10,910)
Benefit from income taxes	—	—		—

Loss from continuing operations	(11,074)	164		(10,910)
Loss from discontinued operations, net of taxes	(55)	—		(55)

Net loss	$(11,129)	$164		$(10,965)

Basic and diluted loss per common share:
Continuing operations	$(0.90)	$0.01		$(0.89)
Discontinued operations	(0.00)	—		(0.00)

Net loss per share	$(0.90)	$0.01		$(0.89)

Weighted average common shares outstanding:
Basic and diluted	12,301			12,301

(r)	Adjustment to reverse the advance payment ($433) originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement and to recognize landlord incentives ($98) earned in 2007
(s)	Adjustment to recognize depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(t)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.
(u)	Adjustment to reverse interest expense originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the six months ended June 30, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$470,895	$—		$470,895
Net affiliate sales	2,212	—		2,212

Net sales	473,107	—		473,107
Cost of products sold, excluding depreciation	421,696	(152	) (v)	421,544
Depreciation	18,586	(1,843	) (w)	16,743

Gross profit	32,825	1,995		34,820

Selling and administrative expenses	14,918	—		14,918
Research and technology expenses	3,026	—		3,026
Asset impairment charges	870	—		870
Provision for restructuring	225	—		225

Total operating expenses	19,039	—		19,039

Operating income	13,786	1,995		15,781
Interest expense	(20,650)	—		(20,650)
Other income, net	951	—		951

Loss from continuing operations before income taxes	(5,913)	1,995		(3,918)
Benefit from income taxes	—	—		—

Loss from continuing operations	(5,913)	1,995		(3,918)
Loss from discontinued operations, net of taxes	(261)	—		(261)

Net loss	$(6,174)	$1,995		$(4,179)

Basic and diluted loss per common share:
Continuing operations	$(0.48)	$0.16		$(0.32)
Discontinued operations	(0.02)	—		(0.02)

Net loss per share	$(0.51)	$0.16		$(0.34)

Weighted average common shares outstanding:
Basic and diluted	12,203			12,203

(v)	Adjustment to recognize the advance payment ($54) and landlord incentives ($98) earned in 2006.
(w)	Adjustment to (i) reverse $640 of depreciation for a facility exited in 2004 and (ii) reverse $1,813 of improper capitalization of plant, property, and equipment acquired in 2003 and prior periods, offset by the recording of depreciation expense of $610.

Condensed Consolidated Statement of Cash Flow

    (in thousands)

	For the six months ended June 30, 2007
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(11,129)	$164		$(10,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,023	139	(w)	16,162
Bad debt expense	123	—		123
Stock-based compensation	488	—		488
Deferred income taxes	—	—		—
(Gain) loss on disposal of assets	(154)	—		(154)
Minority interest	(178)	—		(178)
Other operating activities, net	2,035	—		2,035
Changes in operating assets and liabilities:
Accounts receivable	(10,004)	—		(10,004)
Inventories	(2,761)	—		(2,761)
Prepaid expenses and other current assets	4,448	385	(x)	4,833
Accounts payable and accrued expenses	10,104	(688	) (y)	9,416
Change in outstanding book overdrafts	(1,450)	—		(1,450)
Pension and postretirement benefits	(351)	—		(351)

Net cash provided by operating activities	7,194	—		7,194

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,614)	—		(17,614)
Proceeds from the sale of property, plant and equipment	545	—		545

Net cash used in investing activities	(17,069)	—		(17,069)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	—		387,458
Repayment of Revolver loan	(387,458)	—		(387,458)
Costs associated with debt financing	(385)	—		(385)

Net cash provided by (used in) financing activities	(385)	—		(385)

Effect of exchange rate changes on cash and cash equivalents	91	—		91

Net change in cash and cash equivalents	(10,169)	—		(10,169)
Cash and cash equivalents at beginning of year	19,370	—		19,370

Cash and cash equivalents at end of year	$9,201	$—		$9,201

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($22,881) to Prepaid expenses and other current assets $17,164 and Other assets $5,717.
(w)	Adjustment to recognize depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(x)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.
(y)	Adjustment to reverse the advance payment ($433) and accrued interest ($157) originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement and to recognize landlord incentive ($98) earned in 2007.

Condensed Consolidated Statement of Cash Flow

    (in thousands)

	For the six months ended June 30, 2006
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(6,174)	$1,995		$(4,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,078	(1,843	) (z)	18,235
Asset impairment charges	870	—		870
Bad debt expense	(506)	—		(506)
Stock-based compensation	438	—		438
Deferred income taxes	(107)	—		(107)
(Gain) loss on disposal of assets	205	—		205
Minority interest	—	—		—
Other operating activities, net	(696)	—		(696)
Changes in operating assets and liabilities:
Accounts receivable	(14,824)	—		(14,824)
Inventories	7,611	—		7,611
Prepaid expenses and other current assets	2,004	—		2,004
Accounts payable and accrued expenses	(8,647)	(152	) (aa)	(8,799)
Change in outstanding book overdrafts	(162)	—		(162)
Pension and postretirement benefits	125	—		125

Net cash provided by operating activities	215	—		215

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,677)	—		(12,677)
Proceeds from the sale of property, plant and equipment	41	—		41

Net cash used in investing activities	(12,636)	—		(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	430,359	—		430,359
Repayment of Revolver loan	(416,644)	—		(416,644)
Costs associated with debt financing	(320)	—		(320)
Repayment of other debt	(1,540)	—		(1,540)

Net cash provided by (used in) financing activities	11,855	—		11,855

Effect of exchange rate changes on cash and cash equivalents	274	—		274

Net change in cash and cash equivalents	(292)	—		(292)
Cash and cash equivalents at beginning of year	9,663	—		9,663

Cash and cash equivalents at end of year	$9,371	$—		$9,371

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($24,936) to Prepaid expenses and other current assets $18,757 and Other assets $6,179.
(z)	Adjustment to (i) reverse $640 of depreciation for a facility exited in 2004 and (ii) reverse $1,813 of improper capitalization of plant, property, and equipment acquired in 2003 and prior periods, offset by the recording of depreciation expense of $610.
(aa)	Adjustment to reflect the impact of an advance payment ($54) and landlord incentives ($98).

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

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2003	2006
States (varies by jurisdictions)	2002	2006
United Kingdom	2005	2006
Netherlands	2001	2006
Italy—(discontinued operation)	2002	2006
Turkey—(discontinued operation)	Pending tax clearance

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

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the six months ended June 30, 2007:

Severance and Benefits
Balance at December 31, 2006	$115
Charges to income	116
Payments	(157)
Adjustments	(5)

Balance at June 30, 2007	$69

5. Accounts Receivable

	June 30, 2007	December 31, 2006
Trade and notes receivable	$74,265	$53,337
Less: allowance for doubtful accounts	(386)	(1,047)

Net trade and notes receivables	73,879	52,290
Value added taxes recoverable	5,858	6,451
Miscellaneous receivables	3,344	2,360

Total	$83,081	$61,101

6. Inventories

	June 30, 2007	December 31, 2006
Finished goods	$49,414	$51,237
Raw materials and supplies	14,269	8,961

Total	$63,683	$60,198

The finished goods inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,094 and $931 as of June 30, 2007 and December 31, 2006, respectively.

7. Property, Plant and Equipment

	Restated June 30, 2007	Restated December 31, 2006
Land and improvements	$3,848	$3,806
Buildings and improvements	72,451	71,721
Machinery and equipment	589,875	584,263

	666,174	659,790
Less: accumulated depreciation and amortization	(542,542)	(525,110)

	123,632	134,680
Construction in progress	24,328	10,405

Property, Plant and Equipment, net	$147,960	$145,085

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

9. Restructuring

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Restated June 30, 2007	Restated December 31, 2006
Postretirement liabilities, net of tax	$(25,229)	$(26,807)
Cash-flow hedge, net of tax	3,447	2,152
Foreign currency translation adjustments	2,640	2,277

Accumulated other comprehensive loss	$(19,142)	$(22,378)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	Restated 2007	Restated 2006	Restated 2007	Restated 2006
Net income (loss)	$(4,849)	$2,393	$(10,965)	$(4,179)
Foreign currency translation adjustment	256	1,021	363	1,557
Postretirement amortization	790	—	1,578	—
Revaluation of cash flow hedge	1,866	1,450	1,295	3,522

Comprehensive income (loss)	$(1,937)	$4,864	$(7,729)	$900

12. Stock-Based Compensation

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

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

	Number of Shares			Weighted Average
(Shares in thousands)	2002 Plan	Directors Plan	Total	Grant Date Fair Value
Nonvested, December 31, 2006	288	10	298	$5.03
Granted	13	—	13	9.78
Vested	(47)	—	(47)	5.80
Forfeited	—	—	—	—

Nonvested, June 30, 2007	254	10	264	5.13

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

The following table summarizes total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Restricted stock	$171	$178	$321	$365
Restricted stock units	(101)	21	167	73

	$70	$199	$488	$438

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

	Three months ended June 30,		Six months ended June 30,
(shares in thousands)	2007	2006	2007	2006
Basic weighted average shares outstanding	12,308	12,208	12,301	12,203
Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	332	—	—

Total	—	332	—	—

Diluted weighted average shares outstanding	12,308	12,540	12,301	12,203

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

14. Pension and Other Postretirement Benefits

The components of net periodic pension cost were as follows:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$258	$177	$435	$559	$255	$814
Interest cost	1,193	161	1,354	1,132	139	1,271
Expected return on plan assets	(1,469)	(208)	(1,677)	(1,296)	(156)	(1,452)
Amortization of net loss	649	43	692	849	42	891
Amortization of prior service cost	16	(18)	(2)	38	—	38

Total pension expense	$647	$155	$802	$1,282	$280	$1,562

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$517	$353	$870	$1,118	$510	$1,628
Interest cost	2,388	323	2,711	2,265	277	2,542
Expected return on plan assets	(2,938)	(415)	(3,353)	(2,592)	(312)	(2,904)
Amortization of net loss	1,297	84	1,381	1,697	85	1,782
Amortization of prior service cost	31	(36)	(5)	76	—	76

Total pension expense	$1,295	$309	$1,604	$2,564	$560	$3,124

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

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Interest cost	$62	$61	$125	$122
Amortization of net loss	177	193	356	385
Amortization of prior service cost	(77)	(77)	(154)	(154)

Total other postretirement benefits expense	$162	$177	$327	$353

15. Income Taxes

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

17. Other Income (Expense)

Other income (expense) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Royalty income	$259	$186	$503	$323
Interest income	215	28	266	48
Foreign exchange gains	244	545	258	533
Other income (expense)	(184)	47	(104)	47
Increase in cash surrender value of life insurance	23	—	2	—

Other income (expense), net	$557	$806	$925	$951

18. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe. Net customer sales by country were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
United States	$181,898	$204,347	$346,043	$385,890
United Kingdom	43,904	32,099	73,466	58,109
Other	13,390	14,592	31,299	26,896

	$239,192	$251,038	$450,808	$470,895

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

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSET
Current Assets:
Cash and cash equivalents	$—	$3,251	$5,950	$—	$9,201
Intercompany receivables	—	137,310	12,545	(149,855)	—
Accounts receivable, net	—	77,957	5,682	—	83,639
Inventories, net	—	60,646	3,037	—	63,683
Prepaid expenses and other current assets	—	23,732	1,176	—	24,908
Deferred income taxes	—	1,918	—	—	1,918
Current assets of discontinued operations	—	—	596	—	596

Total current assets	—	304,814	28,986	(149,855)	183,945

Property, plant and equipment, net	—	143,064	4,896	—	147,960
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	463,090	20,368	—	(483,458)	—
Other assets	11,916	9,519	518	—	21,953
Non-current assets of discontinued operations	—	—	1,284	—	1,284

Total assets	$475,006	$626,578	$35,684	$(633,313)	$503,955

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$—	$—	$—	$—	$—
Accounts payable and accrued liabilities	5,048	122,239	10,212	—	137,499
Intercompany payable	134,181	13,576	2,098	(149,855)	—
Current liabilities of discontinued operations	—	—	344	—	344

Total current liabilities	139,229	135,815	12,654	(149,855)	137,843

Long-term debt, net of current portion	393,594	—	—	—	393,594
Pension and postretirement liabilities	—	17,458	—	—	17,458
Deferred income taxes	—	1,918	—	—	1,918
Other liabilities	—	8,297	—	—	8,297
Non-current liabilities of discontinued operations	—	—	2,662	—	2,662

Total liabilities	532,823	163,488	15,316	(149,855)	561,772

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(57,817)	463,090	20,368	(483,458)	(57,817)

Total liabilities and stockholders’ equity (deficit)	$475,006	$626,578	$35,684	$(633,313)	$503,955

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006 (restated)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,627	7,394	(126,021)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		55,874	4,324		60,198
Prepaid expenses and other current assets		27,717	1,190		28,907
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	276,630	33,682	(126,021)	184,291

Property, plant and equipment, net	—	139,653	5,432	—	145,085
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	452,703	20,142	—	(472,845)	—
Other assets	11,243	9,962	517		21,722
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$463,946	$595,200	$40,917	$(598,866)	$501,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	4,602	105,953	6,427	—	116,982
Intercompany payable	115,470	7,397	3,154	(126,021)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	120,072	113,350	18,261	(126,021)	125,662

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,538	142,497	20,775	(126,021)	550,789

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(49,592)	452,703	20,142	(472,845)	(49,592)

Total liabilities and stockholders’ equity (deficit)	$463,946	$595,200	$40,917	$(598,866)	$501,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$226,848	$13,391	$—	$240,239
Cost of products sold, excluding depreciation	—	205,765	11,786	—	217,551
Depreciation	—	7,727	225	—	7,952

Gross profit	—	13,356	1,380	—	14,736

Selling and administrative expenses	—	4,712	44	—	4,756
Research and technology expenses	—	2,156	—	—	2,156
Provision for restructuring	—	107	2,725	—	2,832

Total operating expenses	—	6,975	2,769	—	9,744

Operating income	—	6,381	(1,389)	—	4,992
Interest expense	(10,040)	(316)	54	—	(10,302)
Other income (expense), net	—	585	(28)	—	557

Income (loss) from continuing operations before income taxes	(10,040)	6,650	(1,363)	—	(4,753)
Provision for income taxes	—	6	—	—	6

Income (loss) from continuing operations	(10,040)	6,656	(1,363)	—	(4,747)
Equity earnings	5,191	(1,465)	—	(3,726)	—
Income from discontinued operations, net of taxes	—	—	(102)	—	(102)

Net income (loss)	$(4,849)	$5,191	$(1,465)	$(3,726)	$(4,849)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$237,702	$14,591		$252,293
Cost of products sold, excluding depreciation	—	207,853	13,361		221,214
Depreciation	—	8,316	163	—	8,479

Gross profit	—	21,533	1,067	—	22,600

Selling and administrative expenses	—	7,197	325		7,522
Research and technology expenses	—	1,688	—	—	1,688
Asset impairment charges		870			870
Provision for restructuring	—	181	—	—	181

Total operating expenses	—	9,936	325	—	10,261

Operating income	—	11,597	742	—	12,339
Interest expense	(10,239)	(258)	(6)	—	(10,503)
Other income (expense), net	—	783	23	—	806

Income (loss) from continuing operations before income taxes	(10,239)	12,122	759	—	2,642
Provision for income taxes	—	69	19	—	88

Income (loss) from continuing operations	(10,239)	12,191	778	—	2,730
Equity earnings	12,632	441	—	(13,073)	—
Income from discontinued operations, net of taxes	—	—	(337)	—	(337)

Net income (loss)	$2,393	$12,632	$441	$(13,073)	$2,393

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$421,621	$31,299	$—	$452,920
Cost of products sold, excluding depreciation	—	382,028	28,006	—	410,034
Depreciation	—	15,040	492	—	15,532

Gross profit	—	24,553	2,801	—	27,354

Selling and administrative expenses	—	11,232	633	—	11,865
Research and technology expenses	—	3,770	—	—	3,770
Provision for restructuring	—	410	2,725	—	3,135

Total operating expenses	—	15,412	3,358	—	18,770

Operating income	—	9,141	(557)	—	8,584
Interest expense	(19,897)	(662)	140	—	(20,419)
Other income (expense), net	—	973	(48)	—	925

Income (loss) from continuing operations before income taxes	(19,897)	9,452	(465)	—	(10,910)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(19,897)	9,452	(465)	—	(10,910)
Equity earnings	8,932	(520)	—	(8,412)	—
Income from discontinued operations, net of taxes	—	—	(55)	—	(55)

Net income (loss)	$(10,965)	$8,932	$(520)	$(8,412)	$(10,965)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$446,211	$26,896		$473,107
Cost of products sold, excluding depreciation	—	396,506	25,038		421,544
Depreciation	—	16,424	319	—	16,743

Gross profit	—	33,281	1,539	—	34,820

Selling and administrative expenses	—	14,359	559		14,918
Research and technology expenses	—	3,026	—	—	3,026
Asset impairment charges	—	870	—	—	870
Provision for restructuring	—	225	—	—	225

Total operating expenses	—	18,480	559	—	19,039

Operating income	—	14,801	980	—	15,781
Interest expense	(20,240)	(439)	29	—	(20,650)
Other income (expense), net	—	973	(22)	—	951

Income (loss) from continuing operations before income taxes	(20,240)	15,335	987	—	(3,918)
Provision for income taxes	—			—	—

Income (loss) from continuing operations	(20,240)	15,335	987	—	(3,918)
Equity earnings	16,061	726	—	(16,787)	—
Income from discontinued operations, net of taxes	—	—	(261)	—	(261)

Net income (loss)	$(4,179)	$16,061	$726	$(16,787)	$(4,179)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(10,965)	$8,942	$(520)	$(8,412)	$(10,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,125	14,669	369	—	16,163
Stock-based compensation	—	488	—	—	488
Reclassification gain of foreign currency translation adjustments	—	—	(142)		(142)
Equity earnings	(8,932)	520	—	8,412	—
Changes in operating assets and liabilities	289	(2,131)	3,492	—	1,650

Net cash provided by (used in) operating activities	(18,483)	22,478	3,199	—	7,194

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(17,614)	—	—	(17,614)
Proceeds from the sale of property, plant and equipment	—	94	451	—	545

Net cash used in investing activities	—	(17,520)	451	—	(17,069)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	—	—	—	387,458
Repayment of Revolver loan	(387,458)	—	—	—	(387,458)
Net change in intercompany loans	18,868	(18,027)	(841)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	18,483	(18,027)	(841)	—	(385)

Effect of exchange rate changes on cash and cash equivalents	—	32	59	—	91

Net increase (decrease) in cash and cash equivalents	—	(13,037)	2,868	—	(10,169)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$3,251	$5,950	$—	$9,201

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(4,179)	$16,061	$(305)	$(15,756)	$(4,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,110	16,387	738	—	18,235
Stock-based compensation	—	438	—	—	438
Asset impairment and disposition costs	—	870	—	—	870
Equity earnings	(16,061)	305	—	15,756	—
Changes in operating assets and liabilities	(3,703)	(13,996)	2,550	—	(15,149)

Net cash provided by (used in) operating activities	(22,833)	20,065	2,983	—	215

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11,845)	(832)	—	(12,677)
Proceeds from the sale of property, plant and equipment	—	41	—	—	41

Net cash used in investing activities	—	(11,804)	(832)	—	(12,636)

Cash flows from financing activities:
Proceeds from Revolver loan	430,359	—	—	—	430,359
Repayment of Revolver loan	(416,644)	—	—	—	(416,644)
Net change in intercompany loans	9,438	(9,438)	—	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	22,833	(9,438)	(1,540)	—	11,855

Effect of exchange rate changes on cash and cash equivalents	—	149	125	—	274

Net increase in cash and cash equivalents	—	(1,028)	736	—	(292)
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$—	$5,716	$3,655	$—	$9,371

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Results

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data and condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and June 30, 2006. (See Note 2 “Restatement” for additional information.) This information should be considered in conjunction with the information contained in the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Sales

	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2007	2006
United States	$182.9	$205.6	$(22.7)	(11.0	) %
Europe	57.3	46.7	10.6	22.7

Total	$240.2	$252.3	$(12.1)	(4.8	) %

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

Gross Profit

	Three months ended June 30,
(dollars in millions)	Restated 2007	Restated 2006	Increase (Decrease)
United States	$12.5	$21.0	$(8.5)
Europe	2.2	1.6	0.6

Total	$14.7	$22.6	$(7.9)

Percent of net sales	6.1%	9.0%

The decrease in gross profit in the second quarter of 2007 compared to the second quarter of 2006 was the result of lower volumes, contractual price reductions, and the $4.0 million impact of last year’s pricing settlement, which were partially offset by lower manufacturing costs and favorable foreign currency translations.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.7 million, or 36.8%, to $4.8 million in the second quarter of 2007 from $7.5 million in the second quarter of 2006. This decrease was primarily driven by reduced compensation expense, along with lower legal and audit fees.

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

Provision for Restructuring

During the second quarter of 2007 the Company recorded restructuring charges of $2.8 million as a result of the loss of a key customer contract as previously disclosed, which consisted of severance costs principally related to the Company’s operations in the Netherlands. (See Note 9 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $5.0 million in the second quarter of 2007 compared to $12.3 million in the second quarter of 2006. This decrease in operating income primarily relates to the absence of last year’s $4.0 million settlement of a pricing dispute, lower unit volumes and an increase in restructuring charges, which were partially offset by lower selling and administrative expenses.

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

Net Income (Loss)

Net loss in the second quarter of 2007 was $4.8 million, or $0.39 loss per basic and diluted share, compared to net income in the second quarter of 2006 of $2.4 million, or $0.19 income per basic and diluted share.

Six Months Ended June 30, 2007 and 2006

Net Sales

	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2007	2006
United States	$348.2	$388.1	$(39.9)	(10.3)%
Europe	104.7	85.0	19.7	23.2

Total	$452.9	$473.1	$(20.2)	(4.3)%

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

Gross Profit

	Six months ended June 30,
(dollars in millions)	Restated 2007	Restated 2006	Increase (Decrease)
United States	$24.6	$34.0	$(9.4)
Europe	2.8	0.8	2.0

Total	$27.4	$34.8	$(7.4)

Percent of net sales	6.0%	7.4%

The decrease in gross profit for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was the result of lower volumes, contractual price reductions and the $4.0 million impact of last year’s pricing settlement, which were partially offset by lower manufacturing costs and favorable foreign currency translation.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.0 million, or 20.1%, to $11.9 million for the six months ended June 30, 2007 from $14.9 million for the six months ended June 30, 2006. This decrease was primarily driven by lower legal and audit fees and lower compensation expense.

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

Provision for Restructuring

During the six months ended June 30, 2007 the Company recorded restructuring charges of $3.1 million as a result of the loss of a key customer contract as previously disclosed, which consisted primarily of severance costs principally related to the Company’s operations in the Netherlands. (See Note 9 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $8.6 million for the six months ended June 30, 2007 compared to $15.8 million for the six months ended June 30, 2006. This decrease in operating income primarily relates to the decreased operating performance described above, along with the absence of a one-time settlement of a pricing dispute in 2006, and an increase in restructuring expenses of $2.9 million compared to the six months ended June 30, 2006.

Interest Expense

Interest expense decreased $0.3 million to $20.4 million in the six months ended June 30, 2007 from $20.7 million in the six months ended June 30, 2006 as a result of lower average borrowings partially offset by a higher effective interest rate.

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

Net Loss

Net loss for the six months ended June 30, 2007 was $11.0 million, or $0.89 loss per basic and diluted share, compared to a net loss for the six months ended June 30, 2006 of $4.2 million, or $0.34 loss per basic and diluted share.

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

Cash Flows

The following table presents selected cash flow data.

	Six months ended June 30,		Increase (Decrease)
(dollars in millions)	2007	2006
Net cash provided by operating activities	$7.2	$0.2	$7.0

Net cash used in investing activities	$(17.1)	$(12.6)	$4.5

Net cash provided by (used in) financing activities	$(0.4)	$11.9	$(12.3)

Net cash provided by operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, increased primarily due to working capital improvement of $10.4 million. Days sales in accounts receivable increased to approximately 31.7 days at June 30, 2007 from 31.1 days at June 30, 2006. Days sales were improved in the U.S. business while we experienced higher days sales in Europe due to a change in payment terms. Inventory days decreased to approximately 25.7 days at June 30, 2007 from 28.8 days at June 30, 2006. Days payable in accounts payable and accrued liabilities increased to 55.5 days at June 30, 2007 compared to 48.6 days at June 30, 2006. The increase in days payable was primarily a result of the timing of payments to our resin vendors. During the first six months of 2007 average days payable were approximately 46.1 days or 2.5 days lower than the average days payable during the first six months of 2006. This is the result of the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. On July 2, 2007, we made a payment of approximately $9.3 million to a vendor in the normal course of business.

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

Stockholders’ Deficit

Stockholders’ deficit increased to $57.8 million at June 30, 2007 from $49.6 million deficit at December 31, 2006. This increase was primarily due to a net loss for the six months ended June 30, 2007 of $11.0 million and a negative adjustment of $0.7 million due to the adoption of FIN 48, which was partially offset by postretirement amortization of $1.6 million, the revaluation of a cash flow hedge of $1.3 million, and currency translation adjustments of $0.4 million during the six months ended June 30, 2007.

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

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2007 in connection with the filing of the Original Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded at that time that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, the Company’s Chief Executive Officer and the Chief Financial Officer, together with management, re-evaluated the effectiveness of the design and operation of these disclosure controls and procedures and concluded that, because the material weakness in the internal control over financial reporting described below existed at that time, these disclosure controls and procedures were not effective as of June 30, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of property, plant and equipment and the related depreciation expense. Specifically, the Company did not have controls designed and operating effectively to ensure that property, plant and equipment capitalized in 2003 and prior years were capitalized on a timely basis in accordance with generally accepted accounting principles and that related depreciation expense was recorded associated with the Company’s 2003 acquisition of certain property, plant and equipment. This material weakness resulted in the restatement of the Company’s interim condensed consolidated financial statements as of and for the period ended June 30, 2007. Additionally, until remediated, this control deficiency could result in misstatements of the Company’s property, plant and equipment and related depreciation expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the existence of this material weakness, we have concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness, and as of March 31, 2008, the date of the filing of our annual report on Form 10-K for the year ended December 31, 2007, management has designed controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. Notwithstanding the existence of a material weakness related to property, plant and equipment as of June 30, 2007, management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to internal control over financial reporting and we have properly designed controls over those areas that led to the restatement of previously issued financial statements as of the date of filing of this interim report on Form 10-Q/A.

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

Item 6.	Exhibits

10.11	2007 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007).*

10.12	2007 Stock-Based Incentive Compensation Plan (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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