Form 10-Q/A
period 2007-09-30
CONSTAR INTERNATIONAL INC
filed 2008-05-15
CIK 29806

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

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2007 and 2006, as originally filed with the Securities and Exchange Commission (“SEC”), to restate our unaudited consolidated financial statements and related financial information for those periods for the effects of the restatement.

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

Items Amended by this Form 10Q/A

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 as originally filed with the SEC on November 14, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited consolidated financial statements and related disclosures as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 as described below. With this Form 10-Q/A, we are amending:

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

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after November 14, 2007, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Restated September 30, 2007	Restated December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,359	$19,370
Accounts receivable, net	81,469	61,101
Accounts receivable - related party	475	856
Inventories, net	69,419	60,198
Prepaid expenses and other current assets	21,400	28,907
Deferred income taxes	2,179	2,257
Current assets of discontinued operations	435	11,602

Total current assets	183,736	184,291

Property, plant and equipment, net	147,318	145,085
Goodwill	148,813	148,813
Other assets	18,586	21,722
Non-current assets of discontinued operations	—	1,286

Total assets	$498,453	$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$10,855	$—
Accounts payable	83,476	82,611
Accounts payable - related party	555	950
Accrued expenses and other current liabilities	41,586	33,421
Current liabilities of discontinued operations	887	8,680

Total current liabilities	137,359	125,662

Long-term debt	393,667	393,466
Pension and postretirement liabilities	15,572	19,143
Deferred income taxes	2,179	2,257
Other liabilities	8,404	8,117
Non-current liabilities of discontinued operations	947	2,144

Total liabilities	558,128	550,789

Commitments and contingent liabilities (Note 10)

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value - 12,873 shares and 12,809 shares issued, 12,605 shares and 12,576 shares outstanding at September 30, 2007 and December 31, 2006, respectively	125	125
Additional paid-in capital	276,236	275,754
Accumulated other comprehensive loss	(19,957)	(22,378)
Treasury stock, at cost - 268 and 233 shares at September 30, 2007 and December 31, 2006, respectively	(881)	(704)
Accumulated deficit	(315,198)	(302,389)

Total stockholders’ deficit	(59,675)	(49,592)

Total liabilities and stockholders’ deficit	$498,453	$501,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	Restated 2007	Restated 2006	Restated 2007	Restated 2006
Net customer sales	$224,694	$245,913	$675,502	$716,808
Net affiliate sales	1,133	818	3,245	3,030

Net sales	225,827	246,731	678,747	719,838
Cost of products sold, excluding depreciation	202,407	218,857	612,441	640,401
Depreciation	6,410	7,754	21,942	24,497

Gross profit	17,010	20,120	44,364	54,940

Selling and administrative expenses	6,594	6,362	18,459	21,280
Research and technology expenses	1,627	1,671	5,397	4,697
Asset impairment charges	—	—	—	870
Provision for restructuring	32	366	3,167	591

Total operating expenses	8,253	8,399	27,023	27,438

Operating income	8,757	11,721	17,341	27,502

Interest expense	(10,435)	(10,422)	(30,854)	(31,072)
Other income (expense), net	165	476	1,090	1,427

Income (loss) from continuing operations before income taxes	(1,513)	1,775	(12,423)	(2,143)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	(1,513)	1,775	(12,423)	(2,143)
Income (loss) from discontinued operations, net of taxes	347	(621)	292	(882)

Net income (loss)	$(1,166)	$1,154	$(12,131)	$(3,025)

Basic earnings (loss) per common share:
Continuing operations	$(0.12)	$0.15	$(1.01)	$(0.18)
Discontinued operations	0.03	(0.05)	0.02	(0.07)

Net income (loss) per share	$(0.09)	$0.10	$(1.00)	$(0.25)

Diluted earnings (loss) per common share:
Continuing operations	$(0.12)	$0.14	$(1.01)	$(0.18)
Discontinued operations	0.03	(0.05)	0.02	(0.07)

Net income (loss) per share	$(0.09)	$0.09	$(1.00)	$(0.25)

Weighted average common shares outstanding:
Basic	12,315	12,235	12,306	12,214

Diluted	12,315	12,589	12,306	12,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	Restated 2007	Restated 2006
Cash flows from operating activities:
Net loss	$(12,131)	$(3,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,371	26,732
Asset impairment charges	—	870
Bad debt expense	581	153
Restructuring and other exit activities	—	—
Stock-based compensation	573	709
Deferred income taxes	—	(107)
(Gain) loss on disposal of assets	(432)	91
Minority interest	(1,893)	(257)
Other operating activities, net	534	(1,157)
Changes in operating assets and liabilities:
Accounts receivable	(8,003)	(5,062)
Inventories	(8,159)	11,937
Prepaid expenses and other current assets	8,590	3,389
Accounts payable and accrued expenses	(2,571)	4,927
Change in outstanding book overdrafts	(140)	(934)
Pension and postretirement benefits	(1,293)	(1,344)

Net cash provided by (used in) operating activities	(973)	36,922

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,590)	(17,240)
Proceeds from the sale of property, plant and equipment	2,808	145

Net cash used in investing activities	(20,782)	(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	616,767
Repayment of Revolver loan	(577,744)	(627,220)
Costs associated with debt financing	(385)	(320)
Repayment of other debt	—	(1,540)

Net cash provided by (used in) financing activities	10,470	(12,313)

Effect of exchange rate changes on cash and cash equivalents	274	286

Net increase (decrease) in cash and cash equivalents	(11,011)	7,800
Cash and cash equivalents at beginning of period	19,370	9,663

Cash and cash equivalents at end of period	$8,359	$17,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2005 (as previously reported)	$125	$276,331	$(27,441)	$(457)	$(1,384)	$(289,034)	$(41,860)
Restatement adjustments (Note 2)	—	—	(3,420)	—	—	(3,094)	(6,514)

Balance, December 31, 2005 (restated)	$125	$276,331	$(30,861)	$(457)	$(1,384)	$(292,128)	$(48,374)
Net loss (restated)						(3,025)	(3,025)
Foreign currency translation adjustments			1,808				1,808
Revaluation of cash flow hedge			761				761

Comprehensive loss (restated)							(456)

Reclassification upon adoption of SFAS 123R		(1,384)			1,384		—
Forfeitures of restricted stock		—		(114)	—		(114)
Stock-based compensation	—	537	—	—	—	—	537

Balance, September 30, 2006 (restated)	$125	$275,484	$(28,292)	$(571)	$—	$(295,153)	$(48,407)

Balance, December 31, 2006 (restated)	$125	$275,754	$(22,378)	$(704)	$—	$(302,389)	$(49,592)
Net loss (restated)						(12,131)	(12,131)
Foreign currency translation adjustments			1,497				1,497
Reclassification of foreign currency translation adjustments			(110)				(110)
Amortization of prior service cost			(237)				(237)
Amortization of actuarial net loss			2,603				2,603
Revaluation of cash flow hedge			(1,332)				(1,332)

Comprehensive loss (restated)							(9,710)

Cumulative effect adjustment due to the adoption of FIN 48						(678)	(678)
Treasury stock purchased				(177)			(177)
Stock-based compensation	—	482	—	—	—	—	482

Balance, September 30, 2007 (restated)	$125	$276,236	$(19,957)	$(881)	$—	$(315,198)	$(59,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar and share amounts in thousands, unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Company’s 2006 annual Consolidated Financial Statements and notes, as restated, contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

2. Restatement

We have restated our consolidated balance sheets as of September 30, 2007 and December 31, 2006, our related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and our consolidated statements of cash flow and stockholders’ deficit for the nine months ended September 30, 2007 and 2006, to correct errors in such consolidated financial statements.

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

The following tables present the effects of the restatement adjustments on the Company’s consolidated balance sheets as of September 30, 2007 and December 31, 2006, its consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and its consolidated statements of cash flow for the nine months ended September 30, 2007 and 2006.

Condensed Consolidated Balance Sheet

    (in thousands)

	September 30, 2007
	As Previously Reported (a)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$8,359	$—		$8,359
Accounts receivable, net	81,469	—		81,469
Accounts receivable - related party	475	—		475
Inventories, net	69,419	—		69,419
Prepaid expenses and other current assets	21,400	—		21,400
Deferred income taxes	2,179	—		2,179
Current assets of discontinued operations	435	—		435

Total current assets	183,736	—		183,736

Property, plant and equipment, net	150,677	(553	) (b)	147,318
		(2,806	) (c)
Goodwill	148,813	—		148,813
Other assets	18,586	—		18,586
Non-current assets of discontinued operations	—	—		—

Total assets	$501,812	$(3,359)		$498,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$10,855	$—		$10,855
Accounts payable	83,476	—		83,476
Accounts payable - related party	555	—		555
Accrued expenses and other current liabilities	40,335	1,251	(d)	41,586
Current liabilities of discontinued operations	887	—		887

Total current liabilities	136,108	1,251		137,359

Long-term debt, net of debt discount	393,667	—		393,667
Pension and postretirement liabilities	15,572	—		15,572
Deferred income taxes	2,179	—		2,179
Other liabilities	8,404	—		8,404
Non-current liabilities of discontinued operations	947	—		947

Total liabilities	556,877	1,251		558,128

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,873 shares issued, 12,605 shares outstanding at September 30, 2007	125	—		125
Additional paid-in capital	276,236	—		276,236
Accumulated other comprehensive loss, net of tax	(16,537)	(3,420	) (e)	(19,957)
Treasury stock, at cost - 268 shares at September 30, 2007	(881)	—		(881)
Accumulated deficit	(314,008)	(1,190	) (f)	(315,198)

Total stockholders’ deficit	(55,065)	(4,610)		(59,675)

Total liabilities and stockholders’ deficit	$501,812	$(3,359)		$498,453

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($23,014) to Prepaid expenses and other current assets $17,307 and Other assets $5,707.
(b)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(c)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(d)	Adjustments to (i) reclassify $1,643 of landlord incentives from property, plant and equipment and (ii) recognize accumulated amortization of $392 of landlord incentives.
(e)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(f)	Adjustment to accumulated deficit represents: (i) the cumulative effect ($1,333) of the errors in periods prior to 2006 having been reflected as an opening retained earnings adjustment and (ii) the net effect of the first nine months of 2007 restatement adjustments resulting in income of $143.

Consolidated Balance Sheet

    (in thousands)

	December 31, 2006
	As Previously Reported (g)	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$19,370	$—		$19,370
Accounts receivable, net	61,101	—		61,101
Accounts receivable - related party	856	—		856
Inventories, net	60,198	—		60,198
Prepaid expenses and other current assets	28,522	385	(h)	28,907
Deferred income taxes	2,257	—		2,257
Current assets of discontinued operations	11,602	—		11,602

Total current assets	183,906	385		184,291

Property, plant and equipment, net	148,235	(553	) (i)	145,085
	—	(2,597	) (j)
Goodwill	148,813	—		148,813
Other assets	21,722	—		21,722
Non-current assets of discontinued operations	1,286	—		1,286

Total assets	$503,962	$(2,765)		$501,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$82,611	$—		$82,611
Accounts payable - related party	950	—		950
Accrued expenses and other current liabilities	31,433	1,988	(k)	33,421
Current liabilities of discontinued operations	8,680	—		8,680

Total current liabilities	123,674	1,988		125,662

Long-term debt, net of debt discount	393,466	—		393,466
Pension and postretirement liabilities	19,143	—		19,143
Deferred income taxes	2,257	—		2,257
Other liabilities	8,117	—		8,117
Non-current liabilities of discontinued operations	2,144	—		2,144

Total liabilities	548,801	1,988		550,789

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $.01 par value - none issued or outstanding at December 31, 2006	—	—		—
Common stock, $.01 par value - 12,809 shares issued, 12,576 outstanding at December 31, 2006	125	—		125
Additional paid-in capital	275,754	—		275,754
Accumulated other comprehensive loss, net of tax	(18,958)	(3,420	) (l)	(22,378)
Treasury stock, at cost - 233 shares at December 31,2006	(704)	—		(704)
Accumulated deficit	(301,056)	(1,333	) (m)	(302,389)

Total stockholders’ deficit	(44,839)	(4,753)		(49,592)

Total liabilities and stockholders’ deficit	$503,962	$(2,765)		$501,197

(g)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($23,157) to Prepaid expenses and other current assets $17,248 and Other assets $5,909.
(h)	Adjustment to reduce pension expense related to a foreign benefit plan
(i)	Adjustments to reverse $2,196 of improperly capitalized assets and to reclassify $1,643 of landlord incentives to current liabilities.
(j)	Adjustment to increase accumulated depreciation for certain plant, property and equipment acquired in 2003 and prior periods.
(k)	Adjustments to: (i) reclassify $1,643 of landlord incentives from property, plant and equipment; (ii) recognize amortization of $245 landlord incentives; (iii) recognize $433 of an advance payment received prior to 2002 for a minimum purchase commitment and (iv) properly recognize $157 of accrued interest.
(l)	Adjustment to correct the classification within stockholders’ deficit for a previously disclosed error in recording a deferred tax asset valuation allowance related to a minimum pension liability.
(m)	Adjustment to reduce accumulated deficit represents: (i) the effect of 2006 statement of operations adjustments resulting in income of $1,761 and (ii) the cumulative effect ($3,094) of the errors in periods prior to 2006 having been reflected as an opening retained earnings adjustment.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the three months ended September 30, 2007
	As Previously Reported	Adjustments		As Restated
Net customer sales	$224,694	$—		$224,694
Net affiliate sales	1,133	—		1,133

Net sales	225,827	—		225,827
Cost of products sold, excluding depreciation	202,456	(49	) (n)	202,407
Depreciation	6,340	70	(o)	6,410

Gross profit	17,031	(21)		17,010

Selling and administrative expenses	6,594	—		6,594
Research and technology expenses	1,627	—		1,627
Asset impairment charges	—	—		—
Provision for restructuring	32	—		32

Total operating expenses	8,253	—		8,253

Operating income	8,778	(21)		8,757
Interest expense	(10,435)	—		(10,435)
Other income, net	165	—		165

Loss from continuing operations before income taxes	(1,492)	(21)		(1,513)
Benefit from income taxes	—	—		—

Loss from continuing operations	(1,492)	(21)		(1,513)
Loss from discontinued operations, net of taxes	347	—		347

Net loss	$(1,145)	$(21)		$(1,166)

Basic and diluted loss per common share:
Continuing operations	$(0.12)	$(0.00)		$(0.12)
Discontinued operations	0.03	—		0.03

Net loss per share	$(0.09)	$(0.00)		$(0.09)

Weighted average common shares outstanding:
Basic and diluted	12,315			12,315

(n)	Adjustment to recognize the landlord incentives ($49) earned in 2007.
(o)	Adjustment to record depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the three months ended September 30, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$245,913	$—		$245,913
Net affiliate sales	818	—		818

Net sales	246,731	—		246,731
Cost of products sold, excluding depreciation	218,933	(76	) (p)	218,857
Depreciation	7,449	305	(q)	7,754

Gross profit	20,349	(229)		20,120

Selling and administrative expenses	6,362	—		6,362
Research and technology expenses	1,671	—		1,671
Asset impairment charges	—	—		—
Provision for restructuring	366	—		366

Total operating expenses	8,399	—		8,399

Operating income	11,950	(229)		11,721
Interest expense	(10,422)	—		(10,422)
Other income, net	476	—		476

Loss from continuing operations before income taxes	2,004	(229)		1,775
Benefit from income taxes	—	—		—

Loss from continuing operations	2,004	(229)		1,775
Loss from discontinued operations, net of taxes	(621)	—		(621)

Net loss	$1,383	$(229)		$1,154

Basic loss per common share:
Continuing operations	$0.16	$(0.02)		$0.15
Discontinued operations	(0.05)	—		(0.05)

Net loss per share	$0.11	$(0.02)		$0.08

Diluted loss per common share:
Continuing operations	$0.16	$(0.02)		$0.14
Discontinued operations	(0.05)	—		(0.05)

Net loss per share	$0.11	$(0.02)		$0.09

Weighted average common shares outstanding:
Basic	12,235			12,235

Diluted	12,589			12,589

(p)	Adjustment to recognize the advance payment ($27) and landlord incentives ($49) earned in 2006.
(q)	Adjustment to depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the nine months ended September 30, 2007
	As Previously Reported	Adjustments		As Restated
Net customer sales	$675,502	$—		$675,502
Net affiliate sales	3,245	—		3,245

Net sales	678,747	—		678,747
Cost of products sold, excluding depreciation	613,021	(580	) (r)	612,441
Depreciation	21,733	209	(s)	21,942

Gross profit	43,993	371		44,364

Selling and administrative expenses	18,074	385	(t)	18,459
Research and technology expenses	5,397	—		5,397
Asset impairment charges	—	—		—
Provision for restructuring	3,167	—		3,167

Total operating expenses	26,638	385		27,023

Operating income	17,355	(14)		17,341
Interest expense	(31,011)	157	(u)	(30,854)
Other income, net	1,090	—		1,090

Loss from continuing operations before income taxes	(12,566)	143		(12,423)
Benefit from income taxes	—	—		—

Loss from continuing operations	(12,566)	143		(12,423)
Loss from discontinued operations, net of taxes	292	—		292

Net loss	$(12,274)	$143		$(12,131)

Basic and diluted loss per common share:
Continuing operations	$(1.02)	$0.01		$(1.01)
Discontinued operations	0.02	—		0.02

Net loss per share	$(1.00)	$0.01		$(0.99)

Weighted average common shares outstanding:
Basic and diluted	12,306			12,306

(r)	Adjustment to reverse the advance payment ($433) originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement and to recognize landlord incentives ($147) earned in 2007.
(s)	Adjustments to recognize depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(t)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.
(u)	Adjustment to reverse interest expense originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.

Condensed Consolidated Statement of Operations

    (in thousands)

	For the nine months ended September 30, 2006
	As Previously Reported	Adjustments		As Restated
Net customer sales	$716,808	$—		$716,808
Net affiliate sales	3,030	—		3,030

Net sales	719,838	—		719,838
Cost of products sold, excluding depreciation	640,629	(228	) (v)	640,401
Depreciation	26,035	(1,538	) (w)	24,497

Gross profit	53,174	1,766		54,940

Selling and administrative expenses	21,280	—		21,280
Research and technology expenses	4,697	—		4,697
Asset impairment charges	870	—		870
Provision for restructuring	591	—		591

Total operating expenses	27,438	—		27,438

Operating income	25,736	1,766		27,502
Interest expense	(31,072)	—		(31,072)
Other income, net	1,427	—		1,427

Loss from continuing operations before income taxes	(3,909)	1,766		(2,143)
Benefit from income taxes	—	—		—

Loss from continuing operations	(3,909)	1,766		(2,143)
Loss from discontinued operations, net of taxes	(882)	—		(882)

Net loss	$(4,791)	$1,766		$(3,025)

Basic and diluted loss per common share:
Continuing operations	$(0.32)	$0.14		$(0.18)
Discontinued operations	(0.07)	—		(0.07)

Net loss per share	$(0.39)	$0.14		$(0.25)

Weighted average common shares outstanding:
Basic and diluted	12,214			12,214

(v)	Adjustment to recognize the advance payment ($81) and landlord incentives ($147) earned in 2006.
(w)	Adjustment to (i) reverse $640 of depreciation for a facility exited in 2004 and (ii) reverse $1,813 of improper capitalization of plant, property, and equipment acquired in 2003 and prior periods, offset by the recording of depreciation expense of $915.

Condensed Consolidated Statement of Cash Flow

    (in thousands)

	For the nine months ended September 30, 2007
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(12,274)	$143		$(12,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,162	209	(w)	23,371
Bad debt expense	581	—		581
Stock-based compensation	573	—		573
Deferred income taxes	—	—		—
(Gain) loss on disposal of assets	(432)	—		(432)
Minority interest	(1,893)	—		(1,893)
Other operating activities, net	534	—		534
Changes in operating assets and liabilities:
Accounts receivable	(8,003)	—		(8,003)
Inventories	(8,159)	—		(8,159)
Prepaid expenses and other current assets	8,205	385	(x)	8,590
Accounts payable and accrued expenses	(1,834)	(737	) (y)	(2,571)
Change in outstanding book overdrafts	(140)	—		(140)
Pension and postretirement benefits	(1,293)	—		(1,293)

Net cash (used in) operating activities	(973)	—		(973)

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,590)	—		(23,590)
Proceeds from the sale of property, plant and equipment	2,808	—		2,808

Net cash used in investing activities	(20,782)	—		(20,782)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	—		588,599
Repayment of Revolver loan	(577,744)	—		(577,744)
Costs associated with debt financing	(385)	—		(385)

Net cash provided by (used in) financing activities	10,470	—		10,470

Effect of exchange rate changes on cash and cash equivalents	274	—		274

Net change in cash and cash equivalents	(11,011)	—		(11,011)
Cash and cash equivalents at beginning of year	19,370	—		19,370

Cash and cash equivalents at end of year	$8,359	$—		$8,359

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($23,014) to Prepaid expenses and other current assets $17,307 and Other assets $5,707.
(w)	Adjustment to recognize depreciation expense associated with certain plant, property and equipment and leasehold improvements acquired in 2003 and prior periods.
(x)	Adjustment to increase pension expense related to a foreign benefit plan originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement.
(y)	Adjustment to reverse the advance payment ($433) and accrued interest ($157) originally corrected in the period the error became known rather than the period the error originated as the error has now been corrected in the appropriate period through the Company’s restatement and to recognize landlord incentive ($147) earned in 2007

Condensed Consolidated Statement of Cash Flow

    (in thousands)

	For the nine months ended September 30, 2006
	As Previously Reported (a)	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(4,791)	$1,766		$(3,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,270	(1,538	) (z)	26,732
Asset impairment charges	870	—		870
Bad debt expense	153	—		153
Stock-based compensation	709	—		709
Deferred income taxes	(107)	—		(107)
(Gain) loss on disposal of assets	91	—		91
Minority interest	(257)	—		(257)
Other operating activities, net	(1,157)	—		(1,157)
Changes in operating assets and liabilities:
Accounts receivable	(5,062)	—		(5,062)
Inventories	11,937	—		11,937
Prepaid expenses and other current assets	3,389	—		3,389
Accounts payable and accrued expenses	5,155	(228	) (aa)	4,927
Change in outstanding book overdrafts	(934)	—		(934)
Pension and postretirement benefits	(1,344)	—		(1,344)

Net cash (used in) operating activities	36,922	—		36,922

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,240)	—		(17,240)
Proceeds from the sale of property, plant and equipment	145	—		145

Net cash used in investing activities	(17,095)	—		(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	616,767	—		616,767
Repayment of Revolver loan	(627,220)	—		(627,220)
Costs associated with debt financing	(320)	—		(320)
Repayment of other debt	(1,540)	—		(1,540)

Net cash provided by (used in) financing activities	(12,313)	—		(12,313)

Effect of exchange rate changes on cash and cash equivalents	286	—		286

Net change in cash and cash equivalents	7,800	—		7,800
Cash and cash equivalents at beginning of year	9,663	—		9,663

Cash and cash equivalents at end of year	$17,463	$—		$17,463

(a)	Certain reclassifications have been made to the as previously reported balances to conform to the 2007 10-K presentation. Certain assets have been reclassified from Inventory ($23,773) to Prepaid expenses and other current assets $17,756 and Other assets $6,017.
(z)	Adjustment to (i) reverse $640 of depreciation for a facility exited in 2004 and (ii) reverse $1,813 of improper capitalization of plant, property, and equipment acquired in 2003 and prior periods, offset by the recording of depreciation expense of $915.
(aa)	Adjustment to reflect the impact of an advance payment ($81) and landlord incentives ($147).

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

The Company has accrued an estimate of the total amount of restructuring charges expected to be incurred as a result of the plan to close the joint venture operations in Turkey. The following table presents an analysis of the restructuring reserve activity for the nine months ended September 30, 2007:

Severance and Benefits
Balance at December 31, 2006	$115
Charges to income	238
Payments	(348)
Adjustments	(5)

Balance at September 30, 2007	$—

5. Accounts Receivable

	September 30, 2007	December 31, 2006
Trade and notes receivable	$71,358	$53,337
Less: allowance for doubtful accounts	(518)	(1,047)

Net trade and notes receivables	70,840	52,290
Value added taxes recoverable	7,122	6,451
Miscellaneous receivables	3,507	2,360

Total	$81,469	$61,101

6. Inventories

	September 30, 2007	December 31, 2006
Finished goods	$56,692	$51,237
Raw materials and supplies	12,727	8,961

Total	$69,419	$60,198

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,172 and $931 as of September 30, 2007 and December 31, 2006, respectively.

7. Property, Plant and Equipment

	Restated September 30, 2007	Restated December 31, 2006
Land and improvements	$3,771	$3,806
Buildings and improvements	70,875	71,721
Machinery and equipment	602,136	584,263

	676,782	659,790
Less: accumulated depreciation and amortization	(542,490)	(525,110)

	134,292	134,680
Construction in progress	13,026	10,405

Property, Plant and Equipment, net	$147,318	$145,085

8. Debt

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Restated September 30, 2007	Restated December 31, 2006
Postretirement liabilities, net of tax	$(24,441)	$(26,807)
Cash-flow hedge, net of tax	820	2,152
Foreign currency translation adjustments	3,664	2,277

Accumulated other comprehensive loss	$(19,957)	$(22,378)

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	Restated 2007	Restated 2006	Restated 2007	Restated 2006
Net income (loss)	$(1,166)	$1,154	$(12,131)	$(3,025)
Foreign currency translation adjustments	1,024	251	1,387	1,808
Postretirement amortization	788	—	2,366	—
Revaluation of cash flow hedge	(2,627)	(2,761)	(1,332)	761

Comprehensive loss	$(1,981)	$(1,356)	$(9,710)	$(456)

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

15. Income Taxes

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

17. Other Income (Expense), Net

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

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,308	$4,051	$—	$8,359
Intercompany receivables	—	128,812	9,592	(138,404)	—
Accounts receivable, net	—	78,352	3,592	—	81,944
Inventories, net	—	67,300	2,119	—	69,419
Prepaid expenses and other current assets	—	20,148	1,252	—	21,400
Deferred income taxes	—	2,179	—	—	2,179
Current assets of discontinued operations	—	150	285	—	435

Total current assets	—	301,249	20,891	(138,404)	183,736

Property, plant and equipment, net	—	142,174	5,144	—	147,318
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	474,098	18,959	—	(493,057)	—
Other assets	8,753	9,285	548	—	18,586
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$482,851	$620,480	$26,583	$(631,461)	$498,453

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$10,855	$—	$—	$—	$10,855
Accounts payable and accrued liabilities	10,222	110,745	4,650	—	125,617
Intercompany payable	127,782	9,482	1,140	(138,404)	—
Current liabilities of discontinued operations	—	—	887	—	887

Total current liabilities	148,859	120,227	6,677	(138,404)	137,359

Long-term debt, net of current portion	393,667	—	—	—	393,667
Pension and postretirement liabilities	—	15,572	—	—	15,572
Deferred income taxes	—	2,179	—	—	2,179
Other liabilities	—	8,404	—	—	8,404
Non-current liabilities of discontinued operations	—	—	947	—	947

Total liabilities	542,526	146,382	7,624	(138,404)	558,128

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(59,675)	474,098	18,959	(493,057)	(59,675)

Total liabilities and stockholders’ equity (deficit)	$482,851	$620,480	$26,583	$(631,461)	$498,453

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006 (restated)

(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$16,288	$3,082	$—	$19,370
Intercompany receivables	—	118,627	7,394	(126,021)	—
Accounts receivable, net	—	55,867	6,090	—	61,957
Inventories, net		55,874	4,324		60,198
Prepaid expenses and other current assets		27,717	1,190		28,907
Deferred income taxes	—	2,257	—	—	2,257
Current assets of discontinued operations	—	—	11,602	—	11,602

Total current assets	—	276,630	33,682	(126,021)	184,291

Property, plant and equipment, net	—	139,653	5,432	—	145,085
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	452,703	20,142	—	(472,845)	—
Other assets	11,243	9,962	517		21,722
Non-current assets of discontinued operations	—	—	1,286	—	1,286

Total assets	$463,946	$595,200	$40,917	$(598,866)	$501,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	4,602	105,953	6,427	—	116,982
Intercompany payable	115,470	7,397	3,154	(126,021)	—
Current liabilities of discontinued operations	—	—	8,680	—	8,680

Total current liabilities	120,072	113,350	18,261	(126,021)	125,662

Long-term debt	393,466	—	—	—	393,466
Pension and postretirement liabilities	—	18,837	306	—	19,143
Deferred income taxes	—	2,257	—	—	2,257
Other liabilities		8,053	64		8,117
Non-current liabilities of discontinued operations	—	—	2,144	—	2,144

Total liabilities	513,538	142,497	20,775	(126,021)	550,789

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(49,592)	452,703	20,142	(472,845)	(49,592)

Total liabilities and stockholders’ equity (deficit)	$463,946	$595,200	$40,917	$(598,866)	$501,197

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$219,210	$6,617	$—	$225,827
Cost of products sold, excluding depreciation	—	196,127	6,280	—	202,407
Depreciation	—	6,207	203	—	6,410

Gross profit	—	16,876	134	—	17,010

Selling and administrative expenses	—	6,416	178	—	6,594
Research and technology expenses	—	1,627	—	—	1,627
Provision for restructuring	—	—	32	—	32

Total operating expenses	—	8,043	210	—	8,253

Operating income	—	8,833	(76)	—	8,757
Interest expense	(10,246)	(272)	83	—	(10,435)
Other income (expense), net	—	321	(156)	—	165

Income (loss) from continuing operations before income taxes	(10,246)	8,882	(149)	—	(1,513)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,246)	8,882	(149)	—	(1,513)
Equity earnings	9,080	(383)	—	(8,697)	—
Income from discontinued operations, net of taxes	—	581	(234)	—	347

Net income (loss)	$(1,166)	$9,080	$(383)	$(8,697)	$(1,166)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$230,457	$16,274	$—	$246,731
Cost of products sold, excluding depreciation	—	203,920	14,937	—	218,857
Depreciation	—	7,580	174	—	7,754

Gross profit	—	18,957	1,163	—	20,120

Selling and administrative expenses	—	6,090	272	—	6,362
Research and technology expenses	—	1,671	—	—	1,671
Provision for restructuring	—	366	—	—	366

Total operating expenses	—	8,127	272	—	8,399

Operating income	—	10,830	891	—	11,721
Interest expense	(10,219)	(231)	28	—	(10,422)
Other income (expense), net	—	453	23	—	476

Income (loss) from continuing operations before income taxes	(10,219)	11,052	942	—	1,775
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(10,219)	11,052	942	—	1,775
Equity earnings	11,373	321	—	(11,694)	—
Income from discontinued operations, net of taxes	—	—	(621)	—	(621)

Net income (loss)	$1,154	$11,373	$321	$(11,694)	$1,154

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$640,831	$37,916	$—	$678,747
Cost of products sold, excluding depreciation	—	578,155	34,286	—	612,441
Depreciation	—	21,246	696	—	21,942

Gross profit	—	41,430	2,934	—	44,364

Selling and administrative expenses	—	17,649	810		18,459
Research and technology expenses	—	5,397	—	—	5,397
Provision for restructuring	—	410	2,757	—	3,167

Total operating expenses	—	23,456	3,567	—	27,023

Operating income	—	17,974	(633)	—	17,341
Interest expense	(30,143)	(934)	223	—	(30,854)
Other income (expense), net	—	1,294	(204)	—	1,090

Income (loss) from continuing operations before income taxes	(30,143)	18,334	(614)	—	(12,423)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,143)	18,334	(614)	—	(12,423)
Equity earnings	18,012	(903)	—	(17,109)	—
Income from discontinued operations, net of taxes	—	581	(289)	—	292

Net income (loss)	$(12,131)	$18,012	$(903)	$(17,109)	$(12,131)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$676,668	$43,170	$—	$719,838
Cost of products sold, excluding depreciation	—	600,426	39,975	—	640,401
Depreciation	—	24,004	493	—	24,497

Gross profit	—	52,238	2,702	—	54,940

Selling and administrative expenses	—	20,449	831		21,280
Research and technology expenses	—	4,697	—	—	4,697
Asset impairment charges	—	870			870
Provision for restructuring	—	591	—	—	591

Total operating expenses	—	26,607	831	—	27,438

Operating income	—	25,631	1,871	—	27,502
Interest expense	(30,457)	(672)	57	—	(31,072)
Other income (expense), net	—	1,426	1	—	1,427

Income (loss) from continuing operations before income taxes	(30,457)	26,385	1,929	—	(2,143)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,457)	26,385	1,929	—	(2,143)
Equity earnings	27,432	1,047	—	(28,479)	—
Income from discontinued operations, net of taxes	—	—	(882)	—	(882)

Net income (loss)	$(3,025)	$27,432	$1,047	$(28,479)	$(3,025)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,131)	$18,012	$(903)	$(17,109)	$(12,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,741	21,081	549	—	23,371
Stock-based compensation	—	573	—	—	573
Reclassification gain of foreign currency translation adjustments	—	—	(110)		(110)
Equity earnings	(18,012)	903	—	17,109	—
Changes in operating assets and liabilities	5,463	(21,217)	3,078	—	(12,676)

Net cash provided by (used in) operating activities	(22,939)	19,352	2,614	—	(973)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(23,448)	(142)	—	(23,590)
Proceeds from the sale of property, plant and equipment	—	950	1,858	—	2,808
Intercompany dividends	—	2,070	(2,070)	—	—

Net cash used in investing activities	—	(20,428)	(354)	—	(20,782)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	—	—	—	588,599
Repayment of Revolver loan	(577,744)	—	—	—	(577,744)
Net change in intercompany loans	12,469	(10,988)	(1,481)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	22,939	(10,988)	(1,481)	—	10,470

Effect of exchange rate changes on cash and cash equivalents	—	83	191	—	274

Net increase (decrease) in cash and cash equivalents	—	(11,981)	970	—	(11,011)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$4,307	$4,052	$—	$8,359

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (restated)

(In thousands)

(Unaudited)

	Parent	Guarantor	Non-Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(3,025)	$27,432	$1,047	$(28,479)	$(3,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,714	24,013	1,005	—	26,732
Stock-based compensation	—	537	—	—	537
Asset impairment charges	—	870	—	—	870
Equity earnings	(27,432)	(1,047)	—	28,479	—
Changes in operating assets and liabilities, net	5,335	4,970	1,503	—	11,808

Net cash provided by operating activities	(23,408)	56,775	3,555	—	36,922

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(16,324)	(916)	—	(17,240)
Proceeds from the sale of property, plant and equipment	—	145	—	—	145

Net cash used in investing activities	—	(16,179)	(916)	—	(17,095)

Cash flows from financing activities:
Proceeds from Revolver loan	616,767	—	—	—	616,767
Repayment of Revolver loan	(627,220)	—	—	—	(627,220)
Net change in intercompany loans	34,182	(34,182)	—	—	—
Costs associated with debt refinancing	(320)	—	—	—	(320)
Other financing activities	—	—	(1,540)	—	(1,540)

Net cash provided by (used in) financing activities	23,409	(34,182)	(1,540)	—	(12,313)

Effect of exchange rate changes on cash and cash equivalents	—	187	99	—	286

Net increase (decrease) in cash and cash equivalents	1	6,601	1,198	—	7,800
Cash and cash equivalents at beginning of period	—	6,744	2,919	—	9,663

Cash and cash equivalents at end of period	$1	$13,345	$4,117	$—	$17,463

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Results

Financial data and financial statements included in this Form 10-Q/A have been restated to reflect adjustments to previously reported quarterly financial data and condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and September 30, 2006. (See Note 2 “Restatement” for additional information.) This information should be considered in conjunction with the information contained in the financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Sales

	Three months ended September 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2007	2006
United States	$181.4	$198.2	$(16.8)	(8.5)%
Europe	44.4	48.5	(4.1)	(8.5)

Total	$225.8	$246.7	$(20.9)	(8.5)%

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

Gross Profit

	Three months ended September 30,
(dollars in millions)	Restated 2007	Restated 2006	Increase (Decrease)
United States	$16.4	$18.5	$(2.1)
Europe	0.6	1.6	(1.0)

Total	$17.0	$20.1	$(3.1)

Percent of net sales	7.5%	8.1%

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

Operating Income

Operating income was $8.8 million in the third quarter of 2007 compared to $11.7 million in the third quarter of 2006. This decrease in operating income primarily relates to the lower unit volumes and contractual price concessions discussed above.

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

Net Income (Loss)

Net loss in the third quarter of 2007 was $1.2 million, or $0.09 loss per basic and diluted share, compared to net income in the third quarter of 2006 of $1.2 million, or $0.10 income per basic share and $0.09 income per diluted share.

Nine Months Ended September 30, 2007 and 2006

Net Sales

	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2007	2006
United States	$529.6	$586.3	$(56.7)	(9.7)%
Europe	149.2	133.5	15.7	11.8

Total	$678.8	$719.8	$(41.0)	(5.7)%

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

Gross Profit

	Nine months ended September 30,
(dollars in millions)	Restated 2007	Restated 2006	Increase (Decrease)
United States	$41.0	$51.8	$(10.8)
Europe	3.4	3.1	0.3

Total	$44.4	$54.9	$(10.5)

Percent of net sales	6.5%	7.6%

The decrease in gross profit for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of lower volumes, contractual price reductions, and the $4.0 million impact of last year’s settlement of a pricing dispute with a customer, which were partially offset by lower manufacturing costs and favorable foreign currency translation.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.8 million, or 13.1%, to $18.5 million for the nine months ended September 30, 2007 from $21.3 million for the nine months ended September 30, 2006. This decrease was primarily driven by lower legal and audit fees.

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

Operating Income

Operating income was $17.4 million for the nine months ended September 30, 2007 compared to $27.5 million for the nine months ended September 30, 2006. This decrease in operating income primarily relates to the decreased operating performance and restructuring charges described above.

Interest Expense

Interest expense decreased $0.2 million to $30.9 million in the nine months ended September 30, 2007 from $31.1 million in the nine months ended September 30, 2006 as a result of lower average borrowings partially offset by a higher effective interest rate.

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

Net Loss

Net loss for the nine months ended September 30, 2007 was $12.1 million, or $0.98 loss per basic and diluted share, compared to a net loss for the nine months ended September 30, 2006 of $3.0 million, or $0.25 loss per basic and diluted share.

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

Cash Flows

The following table presents selected cash flow data.

	Nine months ended September 30,		Increase (Decrease)
(in millions)	2007	2006
Net cash provided by (used in) operating activities	$(1.0)	$36.9	$(37.9)

Net cash used in investing activities	$(20.8)	$(17.1)	$3.7

Net cash provided by (used in) financing activities	$10.5	$(12.3)	$22.8

Net cash provided by (used in) operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, decreased due to lower profitability in the first nine months of 2007 and changes in working capital. Days sales in accounts receivable increased to approximately 33.4 days at September 30, 2007 from 29.5 days at September 30, 2006 primarily driven by the temporary delay in payments related to specific customers, one less collection day at the end of September 2007, and a change in European customer mix which resulted in higher European days sales in accounts receivable than at the end of September 2006. Average days sales in accounts receivable for the nine months ended September 30, 2007 were 30.9 days compared to 30.7 days for the same period of last year. Inventory days increased to approximately 30.6 days at September 30, 2007 from 27.8 days at September 30, 2006 due to a build up of inventory in anticipation of higher demand. Average inventory days for the nine months ended September 30, 2007 were 29.7 days compared to 31.4 days for the same period of last year. Days payable in accounts payable and accrued liabilities decreased to 55.3 days at September 30, 2007 compared to 55.9 days at September 30, 2006. The decrease in days payable was primarily a result of the timing of payments to our resin vendors. During the first nine months of 2007 average days payable were approximately 51.3 days or 0.5 days lower than the average days payable during the first nine months of 2006. This is the result of the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. On October 1, 2007, we made a payment of approximately $6.5 million to a vendor in the normal course of business.

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

Stockholders’ Deficit

Stockholders’ deficit increased to $59.7 million at September 30, 2007 from $49.6 million deficit at December 31, 2006. This increase was primarily due to a net loss for the nine months ended September 30, 2007 of $12.1 million, the revaluation of a cash flow hedge of $1.3 million, and a negative adjustment of $0.7 million due to the adoption of FIN 48, which was partially offset by postretirement amortization of $2.4 million, and currency translation adjustments of $1.4 million during the nine months ended September 30, 2007.

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

With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2007 in connection with the filing of the Original Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded at that time that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, and in connection with the restatement of our prior period financial statements described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q/A and the filing of this Form 10-Q/A, the Company’s Chief Executive Officer and the Chief Financial Officer, together with management, re-evaluated the effectiveness of the design and operation of these disclosure controls and procedures and concluded that, because the material weakness in the internal control over financial reporting described below existed at that time, these disclosure controls and procedures were not effective as of September 30, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of the Original Form 10-Q, we identified a material weakness in our internal control over financial reporting in that we did not maintain effective controls over the completeness and accuracy of property, plant and equipment and the related depreciation expense. Specifically, the Company did not have controls designed and operating effectively to ensure that property, plant and equipment capitalized in 2003 and prior years were capitalized on a timely basis in accordance with generally accepted accounting principles and that related depreciation expense was recorded associated with the Company’s 2003 acquisition of certain property, plant and equipment. This material weakness resulted in the restatement of the Company’s interim condensed consolidated financial statements as of and for the period ended September 30, 2007. Additionally, until remediated, this control deficiency could result in misstatements of the Company’s property, plant and equipment and related depreciation expense accounts that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the existence of this material weakness, we have concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness, and as of March 31, 2008, the date of the filing of our annual report on Form 10-K for the year ended December 31, 2007, management has designed controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. Notwithstanding the existence of a material weakness related to property, plant and equipment as of September 30, 2007, management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to internal control over financial reporting and we have properly designed controls over those areas that led to the restatement of previously issued financial statements as of the date of filing of this interim report on Form 10-Q/A.

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

Item 6.	Exhibits

3.2	Amended and Restated Bylaws (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007).

10.5	Agreement dated August 7, 2007 between Constar International Inc. and Frank Gregory (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed August 24, 2007).*

10.27a	Form of amendment to Change of Control Agreement (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007).*

10.27b	Agreement dated August 1, 2007 between Constar International Inc. and Chris Phelan (incorporated by reference to the same-numbered exhibit filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007).*

10.35a	Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35a of the Registrant’s Report on form 8-K filed November 6, 2007).*

10.36a	Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.36a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

23.1	Consent of PricewaterhouseCoopers, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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