Form 10-Q
period 2008-03-31
CONSTAR INTERNATIONAL INC
filed 2008-05-15
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

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

As of May 12, 2008, 12,957,951 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,727	$4,254
Accounts receivable, net	67,792	61,212
Accounts receivable—related party	619	483
Inventories, net	82,364	73,213
Prepaid expenses and other current assets	20,367	19,205
Deferred income taxes	1,630	2,045
Current assets of discontinued operations	449	527

Total current assets	177,948	160,939

Property, plant and equipment, net	147,559	147,061
Goodwill	148,813	148,813
Other assets	14,141	15,476
Non-current assets of discontinued operations	—	—

Total assets	$488,461	$472,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$58	$438
Accounts payable (includes book overdrafts of $19,828 and $12,695 at March 31, 2008 and December 31, 2007, respectively)	106,125	83,856
Accounts payable—related party	594	1,000
Accrued expenses and other current liabilities	37,987	36,607
Current liabilities of discontinued operations	215	395

Total current liabilities	144,979	122,296

Long-term debt	393,798	393,733
Pension and postretirement liabilities	10,071	11,368
Deferred income taxes	1,630	2,045
Other liabilities	18,286	14,411
Non-current liabilities of discontinued operations	837	743

Total liabilities	569,601	544,596

Commitments and contingent liabilities (Note 10)
Stockholders’ deficit:
Preferred Stock, $.01 par value—none issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value—13,270 shares and 13,008 shares issued, 12,959 shares and 12,717 shares outstanding at March 31, 2008 and December 31, 2007, respectively	125	125
Additional paid-in capital	276,788	276,546
Accumulated other comprehensive loss	(20,123)	(18,620)
Treasury stock, at cost—311 and 291 shares at March 31, 2008 and December 31, 2007, respectively	(987)	(945)
Accumulated deficit	(336,943)	(329,413)

Total stockholders’ deficit	(81,140)	(72,307)

Total liabilities and stockholders’ deficit	$488,461	$472,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Net customer sales	$212,261	$211,615
Net affiliate sales	1,117	1,066

Net sales	213,378	212,681
Cost of products sold, excluding depreciation	194,208	192,483
Depreciation	7,196	7,580

Gross profit	11,974	12,618

Selling and administrative expenses	6,761	6,878
Research and technology expenses	2,046	1,845
Provision for restructuring	81	303

Total operating expenses	8,888	9,026

Operating income	3,086	3,592
Interest expense	(9,876)	(10,117)
Other (expense) income, net	(569)	368

Loss from continuing operations before income taxes	(7,359)	(6,157)
Provision for income taxes	(84)	(6)

Loss from continuing operations	(7,443)	(6,163)
(Loss) income from discontinued operations, net of taxes	(87)	47

Net loss	$(7,530)	$(6,116)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.60)	$(0.50)
Discontinued operations	(0.01)	—

Net loss per share	$(0.61)	$(0.50)

Weighted average common shares outstanding:
Basic and Diluted	12,377	12,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,530)	$(6,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,803	8,187
Bad debt expense	156	—
Stock-based compensation	194	418
Reclassification gain of foreign currency translation adjustments	—	(142)
Gain on disposal of assets	—	(80)
Minority interest	—	(83)
Changes in operating assets and liabilities:
Accounts receivable	(6,489)	(2,000)
Inventories	(8,819)	(4,961)
Prepaid expenses and other current assets	(260)	3,770
Accounts payable	14,287	(11,006)
Change in book overdrafts	7,133	561
Accrued expenses and other current liabilities	2,136	4,744
Pension and postretirement benefits	(518)	(221)

Net cash provided by (used in) operating activities	8,093	(6,929)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,362)	(8,649)
Proceeds from the sale of property, plant and equipment	—	80

Net cash used in investing activities	(7,362)	(8,569)

Cash flows from financing activities:
Proceeds from Revolver loan	169,608	193,427
Repayment of Revolver loan	(169,988)	(191,207)
Costs associated with debt financing	—	(248)

Net cash provided by (used in) financing activities	(380)	1,972

Effect of exchange rate changes on cash and cash equivalents	122	22

Net increase (decrease) in cash and cash equivalents	473	(13,504)
Cash and cash equivalents at beginning of period	4,254	19,370

Cash and cash equivalents at end of period	$4,727	$5,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2006	$125	$275,754	$(22,378)	$(704)	$(302,389)	$(49,592)
Net loss					(6,116)	(6,116)
Foreign currency translation adjustments			249			249
Reclassification of foreign currency translation adjustments			(142)			(142)
Amortization of prior service cost			(79)			(79)
Amortization of actuarial net loss			867			867
Revaluation of cash flow hedge			(571)			(571)

Comprehensive loss						(5,792)

Cumulative effect adjustment due to the adoption of FIN 48					(678)	(678)
Treasury stock purchased				(128)		(128)
Stock-based compensation	—	150	—	—	—	150

Balance, March 31, 2007	$125	$275,904	$(22,054)	$(832)	$(309,183)	$(56,040)

Balance, December 31, 2007	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(7,530)	(7,530)
Foreign currency translation adjustments			1,490			1,490
Amortization of prior service cost			(70)			(70)
Amortization of actuarial net loss			788			788
Revaluation of cash flow hedge			(3,711)			(3,711)

Comprehensive loss						(9,033)

Treasury stock purchased				(42)		(42)
Stock-based compensation	—	242	—	—	—	242

Balance, March 31, 2008	$125	$276,788	$(20,123)	$(987)	$(336,943)	$(81,140)

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

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial condition (see Note 17). The Company is currently assessing the impact of FAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option under SFAS 159 for eligible items that existed as of January 1, 2008.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-04 did not have a material impact on the Company’s results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to include how and why an entity uses derivative instruments, the accounting treatment for derivative instruments and hedging activity under SFAS 133 and related guidance, and how derivative instruments and hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the additional disclosure requirements upon adoption of SFAS No. 161.

3. Risks and Uncertainties

The Company is highly leveraged, has incurred net losses during the past three years and its main contract with Pepsi expires on December 31, 2008. In addition, the Company is exposed to risks, including but not limited to, interest rate fluctuations, the seasonal nature of its business and potential consolidation of customers. Liquidity will vary on a daily, monthly, and quarterly basis, as described below.

The Company is highly leveraged.

As of March 31, 2008, there were $0.1 million of borrowings under the Revolver Loan, $5.5 million outstanding under letters of credit and $395.0 million in other debt. We had $4.7 million of cash on our balance sheet, and we had borrowing availability under the Revolver Loan of $64.5 million.

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

We currently plan to finance ordinary business operations through borrowings under our Revolver Loan as defined in Note 8. Our ability to borrow funds under our the Revolver Loan is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivable and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent informed the Company that it plans to place a reserve against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and current volatility, but no such reserve has yet been placed. We believe that this reserve will not have a significant impact on our liquidity if the value of our borrowing base increases as expected over the next few months as we build inventory for the summer months. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access the Revolver Loan, we may become illiquid and we may be unable to finance our ordinary business activities.

Reliance on Pepsi and other customers.

During the first three months of 2008, one customer, Pepsi, accounted for approximately 41% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 74% of the Company’s consolidated revenues. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

Furthermore, Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on December 31, 2008 and represented 35% of our 2007 sales. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards. The Company expects that customers, including Pepsi, will continue to take water and soft drink manufacturing in house where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space for expansion exists.

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). To date, the discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing, unit volumes and product mix. The Company believes that the discussions have progressed to the point where the Company expects to reach an agreement over the next few months and before the expiration of the existing contract. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. An agreement containing unsatisfactory economic terms may have a material adverse impact on the Company’s finances and business prospects. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

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

Although there has been no material change in the Company’s relationship with its customers or suppliers, there can be no assurance that as the December 31, 2008 contract expiration for Pepsi approaches there would not be a change. Customers and suppliers may seek to change the terms of their economic relationship with the Company. If such a change is material, it could cause a strain on the Company’s liquidity or eliminate its current liquidity and reduce its level of cash flow. Should such a change occur, the Company would have to seek other forms of financing and there can be assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Should the cold fill Pepsi contract not be renewed on satisfactory economic terms to the Company, the Company will need to review its infrastructure including its manufacturing footprint and the carrying value of its long-lived assets and may have to record an impairment charge on those assets.

The Company has had net losses in recent years.

The Company incurred a net loss for the three months ended March 31, 2008 of $7.5 million and for the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; customer contract losses; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix, customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

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

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each fiscal year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, subject to the risk factors identified above, we believe that cash generated from operations together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating and capital investment, although no assurance can be given in this regard.

The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory. The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investments.

4. Discontinued Operations

The supply agreement for the Company’s Turkish joint venture expired and the Company discontinued the joint venture’s operations in May 2006. The joint venture’s manufacturing assets were sold in December 2006 and the joint venture’s remaining assets were sold in the third quarter of 2007. The Company received final tax clearance from the Turkish authorities and completed the liquidation of the joint venture in October 2007.

In addition, the Company decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, for the three months ended March 31, 2007, the Company reclassified $142 of cumulative translation adjustments out of accumulated other comprehensive loss and into other income.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and related liabilities of the discontinued entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entities have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	March 31, 2008	December 31, 2007
Assets of Discontinued Operations:
Accounts receivable	$79	$185
Prepaid expenses and other current assets	370	342

Total current assets of discontinued operations	$449	$527

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$215	$395

Total current liabilities of discontinued operations	215	395
Other liabilities	837	743

Total liabilities of discontinued operations	$1,052	$1,138

The following is a summary of the results of operations for discontinued operations for the three months ended March 31, 2008 and 2007:

	2008	2007
Net sales	$—	$212
Loss from discontinued operations before income taxes and minority interest	(54)	(36)
Provision for income taxes	(33)	—

Loss from discontinued operations before minority interest	(87)	(36)
Minority interest	—	83

Income (loss) from discontinued operations	$(87)	$47

5. Accounts Receivable

	March 31, 2008	December 31, 2007
Trade and notes receivable	$62,568	$53,756
Less: allowance for doubtful accounts	(1,255)	(1,166)

Net trade and notes receivables	61,313	52,590
Value added taxes recoverable	4,572	5,760
Miscellaneous receivables	1,907	2,862

Total	$67,792	$61,212

6. Inventories

	March 31, 2008	December 31, 2007
Finished goods	$67,849	$57,633
Raw materials and supplies	14,515	15,580

Total	$82,364	$73,213

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $505 and $693 as of March 31, 2008 and December 31, 2007, respectively.

7. Property, Plant and Equipment

	March 31, 2008	December 31, 2007
Land and improvements	$3,813	$3,754
Buildings and improvements	96,178	95,922
Machinery and equipment	591,289	589,740

	691,280	689,416
Less: accumulated depreciation and amortization	(552,690)	(545,233)

	138,590	144,183
Construction in progress	8,969	2,878

Property, Plant and Equipment, net	$147,559	$147,061

8. Debt

The Company’s outstanding debt consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset and payable quarterly. Under the Revolver Loan, interest charges for loans are calculated based on a floating rate plus a fixed margin. In addition, under the Revolver Loan, there is a per annum unused commitment fee.

A summary of short-term and long-term debt follows:

	March 31, 2008	December 31, 2007
Short-Term:
Revolver	$58	$438

Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,202)	(1,267)

	$393,798	$393,733

At March 31, 2008, there was $5.5 million outstanding under letters of credit.

9. Restructuring

In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company estimates expenditures related to this restructuring to total approximately $0.6 million. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other Constar production facilities.

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company evaluated restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees (the “2007 Holland Plan”). In connection with these terminations, the Company estimates that it will make net cash expenditures of approximately $2.8 million. Remaining payments of approximately $0.3 million are expected to be made in 2008. The payments principally relate to severance costs.

The following table presents a summary of the restructuring reserve activity:

	2007 Holland Plan		2007 Salt Lake City Plan
	Severance and Termination Benefits	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance, December 31, 2007	$214	$228	$488	$14	$944
Charges to income	—	—	81	—	81
Payments	(105)	(26)	(150)	—	(281)
Adjustments	12	17	—	—	29

Balance, March 31, 2008	$121	$219	$419	$14	$773

10. Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court has previously denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted and the Company’s motion for judgment on the pleadings. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The Third Circuit has not yet issued a briefing schedule for the class certification appeal. At the Company’s request, the Special Master has agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	March 31, 2008	December 31, 2007
Postretirement liabilities, net of tax	$(19,825)	$(20,543)
Cash-flow hedge, net of tax	(5,732)	(2,021)
Foreign currency translation adjustments	5,434	3,944

Accumulated other comprehensive loss	$(20,123)	$(18,620)

12. Stock-Based Compensation

The following table summarizes restricted stock activity during the three months ended March 31, 2008:

					Weighted Average Grant Date Fair Value
	Number of Shares
(Shares in thousands)	2002 Plan	2002 Directors Plan	2007 Plan	Total
Nonvested, December 31, 2007	310	9	35	354	4.52
Granted	—	—	264	264	0.90
Vested	(46)	—	—	(46)	2.93
Forfeited	(5)	—	—	(5)	1.39

Nonvested, March 31, 2008	259	9	299	567	3.70

During the three months ended March 31, 2008, the Company granted 264 shares of restricted stock under its 2007 Stock-Based Compensation Plan. These grants include a condition that provides that such restricted stock will vest only if certain targets for the Company’s stock price are achieved. If the market condition is not satisfied by the third anniversary of the date of grant, the awards will not vest. Subject to the attainment of the market condition by the Company, the awards will vest, if at all, in annual installments over a three year period beginning in the first quarter of 2009, the first anniversary of the grant date. The awards may vest more rapidly if certain other targets for the Company’s stock price are achieved. The awards have a term of three years from the date of grant.

In accordance with SFAS 123R, a market condition must be considered in the grant date fair value of the award which contemplates that the market condition may never be met. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The requisite service periods for the market-based awards are based on the Company’s estimate of the dates on which the market conditions will be met as determined using a Monte Carlo simulation model. Compensation expense is recognized over the requisite service periods, but is accelerated if market capitalization targets are achieved earlier than estimated.

The assumptions used to estimate the fair value of restricted stock awards granted during the three months ended March 31, 2008 were as follows:

Expected volatility	71.4%
Risk-free rate	2.6%
Dividend yield	—%

As of March 31, 2008, there was $1,283 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested was $45 for the three months ended March 31, 2008.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2008:

(RSU’s in thousands)	RSUs
Outstanding, December 31, 2007	211
Vested	(44)

Outstanding, March 31, 2008	167

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. The fair value of the liability associated with the outstanding RSUs was $175 and $223 as of March 31, 2008 and December 31, 2007, respectively.

The following table summarizes total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007
Restricted stock	$242	$150
Restricted stock units	(48)	268

	$194	$418

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

	Three months ended March 31,
(shares in thousands)	2008	2007
Basic weighted average shares outstanding	12,377	12,294
Potentially dilutive securities:
Employee stock options	—	—
Restricted stock	—	—

Total	—	—

Diluted weighted average shares outstanding	12,377	12,294

Diluted EPS excludes approximately 0.6 million and 0.3 million shares of restricted stock for the three months ended March 31, 2008 and 2007, respectively, due to the losses for the periods. Diluted EPS for the three months ended March 31, 2007 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. There were no stock options outstanding during the three months ended March 31, 2008.

14. Pension and Other Postretirement Benefits

The components of net periodic pension cost for the three months ended March 31, 2008 and 2007 were as follows:

	2008			2007
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$185	$179	$364	$258	$177	$435
Interest cost	1,269	174	1,443	1,194	162	1,356
Expected return on plan assets	(1,558)	(230)	(1,788)	(1,469)	(208)	(1,677)
Amortization of net loss	485	58	543	648	42	690
Amortization of prior service cost	16	(10)	6	16	(18)	(2)

Total pension expense	$397	$171	$568	$647	$155	$802

The Company estimates that its expected contribution to its pension plans for 2008 will be approximately $4.5 million of which $1.5 million was paid during the three months ended March 31, 2008.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007
Interest cost	$92	$63
Amortization of actuarial net loss	245	178
Amortization of prior service cost	(76)	(77)

Total other postretirement benefits expense	$261	$164

15. Income Taxes

The Company recorded a provision for income taxes of $87 for the three months ended March 31, 2008. These taxes are due to several state jurisdictions that compute tax liabilities on a gross margin basis. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

Total unrecognized tax benefits as of March 31, 2008 and December 31, 2007, were $0.7 million. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $0.2 million for estimated interest and penalties on uncertain tax positions. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap liability was $5.7 million at March 31, 2008 and $2.0 million at December 31, 2007. For the three months ended March 31, 2008 and 2007, the Company recorded an unrealized loss in other comprehensive income of $3.7 million and $0.6 million, respectively.

17. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with respect to fair value measurements of financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. SFAS 157 also clarifies that the reporting entity’s nonperformance risk (credit risk) should be considered in valuing liabilities.

SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required in interpreting market data used to develop the estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

A description of the fair value hierarchy follows:

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 – Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, and credit risks; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs are unobservable inputs that are used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$5,732	$—	$5,732

The fair value measurements of the Company’s interest rate swap is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions, such as LIBOR yield curves. The Company does not believe that changes in the fair value of its interest rate swap will materially differ from the amounts that could be realized upon settlement or maturity.

18. Other (Expense) Income

Other (expense) income consisted of the following for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007
Royalty income	$216	$245
Other income	(1)	79
Interest income	74	51
Foreign exchange gains (losses)	(839)	14
Decrease in cash surrender value of life insurance	(19)	(21)

Other (expense) income, net	$(569)	$368

19. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales by country for the three months ended March 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007
United States	$168,638	$164,144
United Kingdom	35,096	29,563
Other	8,527	17,908

	$212,261	$211,615

20. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of March 31, 2008 and December 31, 2007;

•	Statements of operations for the three months ended March 31, 2008 and March 31, 2007; and

•	Statements of cash flows for the three months ended March 31, 2008 and March 31, 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,638	$2,089	$—	$4,727
Intercompany receivables	—	173,602	11,591	(185,193)	—
Accounts receivable, net	—	64,811	3,600	—	68,411
Inventories, net	—	78,757	3,607	—	82,364
Prepaid expenses and other current assets	—	19,769	598	—	20,367
Deferred income taxes	—	1,630	—	—	1,630
Current assets of discontinued operations	—	—	449	—	449

Total current assets	—	341,207	21,934	(185,193)	177,948

Property, plant and equipment, net	—	142,937	5,023	(401)	147,559
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	480,041	19,510	—	(499,551)	—
Other assets	7,119	6,877	145	—	14,141
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$487,160	$659,344	$27,102	$(685,145)	$488,461

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilites:
Short-term debt	$58	$—	$—	$—	$58
Accounts payable and accrued liabilities	8,598	130,398	5,710	—	144,706
Intercompany payable	160,114	25,005	475	(185,594)	—
Current liabilities of discontinued operations	—	—	215	—	215

Total current liabilities	168,770	155,403	6,400	(185,594)	144,979

Long-term debt, net of current portion	393,798	—	—	—	393,798
Pension and postretirement liabilities	—	9,716	355	—	10,071
Deferred income taxes	—	1,630	—	—	1,630
Other liabilities	5,732	12,554	—	—	18,286
Non-current liabilities of discontinued operations	—	—	837	—	837

Total liabilities	568,300	179,303	7,592	(185,594)	569,601

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(81,140)	480,041	19,510	(499,551)	(81,140)

Total liabilities and stockholders’ equity (deficit)	$487,160	$659,344	$27,102	$(685,145)	$488,461

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,294	$960	$—	$4,254
Intercompany receivables	—	168,235	10,774	(179,009)	—
Accounts receivable, net	—	58,706	2,989	—	61,695
Inventories, net		69,822	3,391		73,213
Prepaid expenses and other current assets		18,899	306		19,205
Deferred income taxes	—	2,045	—	—	2,045
Current assets of discontinued operations	—	—	527	—	527

Total current assets	—	321,001	18,947	(179,009)	160,939

Property, plant and equipment, net	—	142,662	4,814	(415)	147,061
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	475,587	16,977	—	(492,564)	—
Other assets	7,552	7,578	346		15,476
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$483,139	$637,031	$24,107	$(671,988)	$472,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$438	$—	$—		438
Accounts payable and accrued liabilities	5,267	111,179	5,017	—	121,463
Intercompany payable	153,987	25,133	304	(179,424)	—
Current liabilities of discontinued operations	—	—	395	—	395

Total current liabilities	159,692	136,312	5,716	(179,424)	122,296

Long-term debt	393,733	—	—	—	393,733
Pension and postretirement liabilities	—	10,697	671	—	11,368
Deferred income taxes	—	2,045	—	—	2,045
Other liabilities	2,021	12,390	—		14,411
Non-current liabilities of discontinued operations	—	—	743	—	743

Total liabilities	555,446	161,444	7,130	(179,424)	544,596

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(72,307)	475,587	16,977	(492,564)	(72,307)

Total liabilities and stockholders’ equity (deficit)	$483,139	$637,031	$24,107	$(671,988)	$472,289

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$204,851	$8,527	$—	$213,378
Cost of products sold, excluding depreciation	—	186,943	7,265	—	194,208
Depreciation	—	7,019	177	—	7,196

Gross profit	—	10,889	1,085	—	11,974
Selling and administrative expenses	—	6,623	138	—	6,761
Research and technology expenses	—	2,046	—	—	2,046
Provision for restructuring	—	81	—	—	81

Total operating expenses	—	8,750	138	—	8,888

Operating income	—	2,139	947	—	3,086
Interest expense	(9,679)	(322)	125	—	(9,876)
Other income (expense), net	—	(523)	(46)	—	(569)

Income (loss) from continuing operations before income taxes	(9,679)	1,294	1,026	—	(7,359)
Provision for income taxes	—	(84)	—	—	(84)

Income (loss) from continuing operations	(9,679)	1,210	1,026	—	(7,443)
Equity earnings	2,149	939		(3,088)	—
Income from discontinued operations, net of taxes	—	—	(87)	—	(87)

Net income (loss)	$(7,530)	$2,149	$939	$(3,088)	$(7,530)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$194,773	$17,908	$—	$212,681
Cost of products sold, excluding depreciation	—	176,263	16,220	—	192,483
Depreciation	—	7,312	268	—	7,580

Gross profit	—	11,198	1,420	—	12,618
Selling and administrative expenses	—	6,290	588	—	6,878
Research and technology expenses	—	1,845	—	—	1,845
Provision for restructuring	—	303	—	—	303

Total operating expenses	—	8,438	588	—	9,026

Operating income	—	2,760	832	—	3,592
Interest expense	(9,857)	(346)	86	—	(10,117)
Other income (expense), net	—	388	(20)	—	368

Income (loss) from continuing operations before income taxes	(9,857)	2,802	898	—	(6,157)
Provision for income taxes	—	(6)	—	—	(6)

Income (loss) from continuing operations	(9,857)	2,796	898	—	(6,163)
Equity earnings	3,741	945	—	(4,686)	—
Income from discontinued operations, net of taxes	—	—	47	—	47

Net income (loss)	$(6,116)	$3,741	$945	$(4,686)	$(6,116)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(7,530)	$2,149	$939	$(3,088)	$(7,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	433	7,183	187	—	7,803
Stock-based compensation	194	—	—	—	194
Equity earnings	(2,149)	(939)	—	3,088	—
Changes in operating assets and liabilities	3,328	5,436	(1,138)	—	7,626

Net cash provided by (used in) operating activities	(5,724)	13,829	(12)	—	8,093

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(7,359)	(3)	—	(7,362)

Net cash used in investing activities	—	(7,359)	(3)	—	(7,362)

Cash flows from financing activities:
Proceeds from Revolver loan	169,608	—	—	—	169,608
Repayment of Revolver loan	(169,988)	—	—	—	(169,988)
Net change in intercompany loans	6,104	(7,125)	1,021	—	—

Net cash provided by (used in) financing activities	5,724	(7,125)	1,021	—	(380)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	123	—	122

Net increase (decrease) in cash and cash equivalents	—	(656)	1,129	—	473
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$2,638	$2,089	$—	$4,727

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

21. Subsequent Event

On April 23, 2008, the Company decided to close its manufacturing facility in Houston, Texas by the end of May 2008. This decision resulted from previously disclosed customer losses, and a strategic decision to exit the limited extrusion blow-molding business supported by the Houston facility. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility. The cumulative cash flow impact to the Company is expected to turn positive in the fourth quarter of 2008, with cash restructuring expenses being offset by overhead cost savings.

In connection with the closing of the Houston facility, the Company expects to incur total restructuring charges of approximately $4.4 - $4.8 million. The total charges include (i) an estimated $2.1 million related to costs to exit the Houston facility, (ii) an estimated $0.5 million related to employee severance and other termination benefits, and (iii) an estimated $2.0 million of accelerated depreciation and other non-cash charges. Of these total charges, approximately $3.0 million represent cash expenditures expected to be approximately $1.0 million in each of 2008-2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures and other non-PET containers representing less than 4% of sales. Approximately 80% of the Company’s revenues in the first three months of 2008 were generated in the United States, with the remainder attributable to its European operations. During the first quarter of 2008, one customer accounted for approximately 41% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 74% of the Company’s consolidated revenues. Approximately 69% of the Company’s sales in the first three months of 2008 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During the first quarter of 2008, conventional unit volume declined 11.2% due to the continued movement of water bottlers to self-manufacturing, the previously disclosed losses of conventional customer contracts, and consumers shifting their preferences from carbonated soft drinks to alternative beverages.

The Company expects that water bottlers will continue to shift towards manufacturing their own single service water bottles. The Company believes that this trend is reaching the end of its cycle, with the majority of single service water bottles now being produced in-house. What remaining volume is produced by merchant suppliers will likely transition to in-house manufacture over the next few years. In addition, the Company expects that some future movement toward self-manufacturing of carbonated soft drink (“CSD”) packages will occur. CSD manufacturing infrastructure costs are much higher than what is required for water and the cost of complexity is significantly greater. Thus, the Company expects a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space for expansion exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support these in house blow-molding operations from merchant suppliers. The company plans to continue to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, increased pricing, and retaining the replacement preform volume at acceptable margins.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. The Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar ® , MonOxbar ® , and DiamondClear ® ) are the best performing oxygen barrier technologies in the market today and will drive continued growth for the Company within the custom segment of the market. The Company’s patents pertaining to Oxbar ® and MonOxbar ® begin to expire in 2008. The technology required to produce certain types of custom products is commonly available. The Company believes that there are significant growth opportunities for the conversion of glass and aluminum containers to PET containers for small sized carbonated soft drinks, bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 27% of the Company’s sales in the first three months of 2008 related to custom PET containers. Custom unit volume increased approximately 20.2% in the first quarter of 2008 as compared to the same period in 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2008, the Company expects to achieve a net positive impact of contractual price increases of between $5.0 million and $7.0 million.

The volume-weighted average life of the Company’s contracts, excluding Pepsi, is approximately 4.1 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s cold fill contract with Pepsi, its largest customer, is scheduled to expire on December 31, 2008. See Note 3 for further discussion of the Pepsi contract.

The Company believes that it will continues to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. Another source of pricing pressure may come as a result of water customers moving towards self-manufacturing of bottles which may result in increasing industry capacity. Another source of pricing is contractual provisions that permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

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

The Company is highly leveraged. As of March 31, 2008, the Company’s debt structure consisted of a $75.0 million Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of March 31, 2008, the Company had $0.1 million outstanding under its Revolver Loan and $5.5 million outstanding under letters of credit. Interest expense for the first three months of 2008 was $9.9 million.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Turkish joint venture and its Italian operation as discontinued operations in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of these entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. In October 2007, the Company completed the liquidation of its Turkish joint venture. See Note 4 in Notes to Condensed Consolidated Financial Statements for further discussion of these discontinued operations. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Net Sales

(dollars in millions)	Three months ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
United States	$169.7	$165.2	$4.5	2.7%
Europe	43.7	47.5	(3.8)	(8.0)%

Total	$213.4	$212.7	$0.7	0.3%

The increase in consolidated net sales was driven by the pass-through of resin costs to customers, the positive impact of foreign currency translations, and price increases, offset by a decrease in unit volume. Conventional unit volume declined 11.2% for the first three months of 2008 as compared to the same period last year. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing and the previously disclosed loss of conventional customer contracts. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to alternative beverages, some of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in custom unit volume of 20.2%, and a strengthening of the British Pound and Euro against the dollar.

In the U.S., net sales in the first quarter of 2008 increased compared to net sales in the first quarter of 2007. The increase in U.S. net sales was principally driven by the pass-through of resin costs to customers, along with an increase in price, offset by a decrease in unit volume. Total U.S. unit volume decreased 4.3% over the first quarter of 2007. Custom unit volume increased 20.2%, while conventional unit volume declined 10.1% compared to the first quarter of 2007.

The decrease in European net sales in the first quarter of 2008 was primarily due to lower unit volume, offset by the pass-through of resin costs to customers and a positive impact on foreign currency translations. Total European unit volume decreased by 6.5% compared to the first quarter of 2007.

Gross Profit

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	2008	2007
United States	$11.4	$12.0	$(0.6)
Europe	0.6	0.6	—

Total	$12.0	$12.6	$(0.6)

Percent of net sales	5.6%	5.9%

The decrease in gross profit in the first quarter of 2008 compared to the first quarter of 2007 was the result of lower unit volumes, offset in part by increases in price.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or 1.4%, to $6.8 million in the first quarter of 2008 from $6.9 million in the first quarter of 2007. This decrease was primarily driven by lower audit and Sarbanes Oxley fees.

Research and Technology Expenses

Research and technology expenses were $2.0 million in the first quarter of 2008 compared to $1.8 million in the first quarter of 2007. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

There were restructuring charges of $0.1 million for the first quarter of 2008 compared to $0.3 million in the first quarter of 2007. The charges recorded in the first quarter of 2008 related to costs incurred to remove equipment from the Salt Lake City facility. The restructuring charges recorded in the first quarter of 2007 related to equipment relocation costs as a result of our Best Cost Producer Program.

Operating Income

Operating income was $3.1 million in the first quarter of 2008 compared to $3.6 million in the first quarter of 2007. This decrease in operating income primarily relates to the lower unit volume described above.

Interest Expense

Interest expense decreased $0.2 million to $9.9 million in the first quarter of 2008 from $10.1 million in the first quarter of 2007 as a result of lower effective interest rates offset in part by higher average borrowings.

Other Expense (Income), net

Other expense was $0.6 million in the first quarter of 2008 compared to other income of $0.4 million in the first quarter of 2007. The expense in the first quarter of 2008 primarily resulted from the negative impact of foreign currency on the translation of intra-company balances, offset by net royalty income of $0.2 million.

Provision for Income Taxes

The Company recorded a provision for income taxes for the first quarter of 2008 of $0.1 million compared to no provision in the first quarter of 2007. The provision for the three months ended March 31, 2008 is due to several state jurisdictions that compute tax liabilities on a gross margin basis.

Total unrecognized tax benefits as of March 31, 2008 and December 31, 2007, were $0.7 million. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $0.2 million for estimated interest and penalties on uncertain tax positions. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Loss from Discontinued Operations, net of taxes

Loss from discontinued operations in the first quarter of 2008 was approximately $0.1 million and income in the first quarter of 2007 was approximately $0.1 million. The income was related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Net Loss

Net loss in the first quarter of 2008 was $7.5 million, or $0.61 loss per basic and diluted share, compared to a net loss in the first quarter of 2007 of $6.1 million, or $0.50 loss per basic and diluted share.

Liquidity and Capital Resources

The Company’s outstanding debt consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”), $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Senior Notes”) and a $75.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. The Senior Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Senior Notes is reset and payable quarterly.

At March 31, 2008, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $0.1 million outstanding on the Revolver Loan, and $5.5 million of letters of credit issued under the Revolver Loan.

The Revolver Loan imposes maximum capital expenditures of $47.5 million in each of 2008 and 2009. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2007, Constar spent $31.1 million in capital expenditures, allowing $12.3 million to be carried over to 2008. The Company currently expects to spend between $28 million and $32 million in capital expenditures in 2008.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2008 liquidity will be 2008 financial performance. Liquidity at March 31, 2008 was $69.2 million as compared to $65.0 million at March 31, 2007.

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

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). The discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing and unit volumes and product mix. The Company believes that the discussions have progressed to the point where it expects to reach an agreement over the next few months and before the expiration of the existing contract. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. An agreement containing unsatisfactory economic terms may have a material adverse impact on the Company’s finances and business prospects. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

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

Cash Flows

The following table presents selected cash flow data.

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	2008	2007
Net cash provided by (used in) operating activities	$8.1	$(6.9)	$15.0

Net cash used in investing activities	$(7.4)	$(8.6)	$(1.2)

Net cash provided by (used in) financing activities	$(0.4)	$2.0	$(2.4)

Net cash provided by operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, increased primarily due to working capital reductions of $16.4 million. Days sales in accounts receivable decreased to approximately 29.2 days at March 31, 2008 from 31.8 days at March 31, 2007. Inventory days increased to approximately 37.2 days at March 31, 2008 from 29.4 days at March 31, 2007. Days payable in accounts payable and accrued liabilities increased to 65.3 days at March 31, 2008 compared to 53.7 days at March 31, 2007 due to the timing of disbursements at quarter-end. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and during the period. On April 1, 2008, we made a payment of approximately $16.4 million to a vendor in the normal course of business.

The decrease in net cash used in investing activities was due to a decrease in capital spending. Capital expenditures primarily related to custom projects.

Net cash used in financing activities for the three months ended March 31, 2008 was primarily comprised of net repayments of $0.4 million on the Revolver Loan. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily comprised of net borrowings of $2.2 million on the Revolver Loan.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 10 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $81.1 million at March 31, 2008 from $72.3 million deficit at December 31, 2007. This increase was primarily due to a net loss in the first quarter of 2008 of $7.5 million and a loss on the revaluation of a cash flow hedge of $3.7 million, which was partially offset by pension amortization of $0.7 million and currency translation adjustments of $1.5 million during the three months ended March 31, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial condition (see Note 17). The Company is assessing the impact of FAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option under SFAS 159 for eligible items that existed as of January 1, 2008.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB ratified the EITF consensus in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 indicates that an employer should recognize a liability for future post-employment benefits based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-04 did not have a material impact on the Company’s results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to include how and why an entity uses derivative instruments, the accounting treatment for derivative instruments and hedging activity under SFAS 133 and related guidance, and how derivative instruments and hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the additional disclosure requirements upon adoption of SFAS No. 161.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

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

As of March 31, 2008, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

As previously disclosed, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 as a result of a restatement surrounding certain property, plant and equipment acquired in 2003. Specifically, the Company did not have controls designed and operating effectively to ensure that property, plant and equipment capitalized in 2003 and prior years were capitalized on a timely basis in accordance with generally accepted accounting principles and that related depreciation expense was recorded associated with the Company’s 2003 acquisition of certain property, plant and equipment acquired in 2003.

As a result of this finding management has designed and implemented controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles.

The change in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended March 31, 2008. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 10 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A.	Risk Factors

The Company is highly leveraged, has incurred net losses during the past three years and its main contract with Pepsi expires on December 31, 2008. In addition, the Company is exposed to risks, including but not limited to, interest rate fluctuation, the seasonal nature of its business and potential consolidation of customers. Liquidity will vary on a daily, monthly, and quarterly basis, as described below.

The Company is highly leveraged.

As of March 31, 2008, there were $0.1 million of borrowings under the Revolver Loan, $5.5 million outstanding under letters of credit and $395.0 million in other debt. We had $4.7 million of cash on our balance sheet, and we had borrowing availability under the Revolver Loan of $64.5 million.

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

We currently plan to finance ordinary business operations through borrowings under our Revolver Loan as defined in Note 8. Our ability to borrow funds under our the Revolver Loan is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivable and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent informed the Company that it plans to place a reserve against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and current volatility, but no such reserve has yet been placed. We believe that this reserve will not have a significant impact on our liquidity if the value of our borrowing base increases as expected over the next few months as we build inventory for the summer months. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access the Revolver Loan, we may become illiquid and we may be unable to finance our ordinary business activities.

Reliance on Pepsi and other customers.

During the first three months of 2008, one customer, Pepsi, accounted for approximately 41% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 74% of the Company’s consolidated revenues. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

Furthermore, Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on December 31, 2008 and represented 35% of our 2007 revenue. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards. The Company expects that customers, including Pepsi will continue to take water and soft drink manufacturing in house where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space for expansion exists.

The Company has had and continues to have active discussions related to the renewal of its cold fill supply agreement with Pepsi (accounting for 35% of 2007 revenue). To date, the discussions have covered several aspects of our supply relationship, including: terms and conditions, pricing, unit volumes and product mix. The Company believes that the discussions have progressed to the point where the Company expects to reach an agreement over the next few months and before the expiration of the existing contract. However, until an agreement is signed, there is no certainty of reaching an agreement or reaching an agreement on satisfactory economic terms for the Company. An agreement containing unsatisfactory economic terms may have a material adverse impact on the Company’s finances and business prospects. If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company.

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

Although there has been no material change in the Company’s relationship with its customers or suppliers, there can be no assurance that as the December 31, 2008 contract expiration for Pepsi approaches there would not be a change. Customers and suppliers may seek to change the terms of their economic relationship with the Company. If such a change is material, it could cause a strain on the Company’s liquidity or eliminate its current liquidity and reduce its level of cash flow. Should such a change occur, the Company would have to seek other forms of financing and there can be assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

Should the cold fill Pepsi contract not be renewed on satisfactory economic terms to the Company, the Company will need to review its infrastructure including its manufacturing footprint and the carrying value of its long-lived assets and may have to record an impairment charge on those assets.

The Company has had net losses in recent years.

The Company incurred a net loss of $7.5 million for the three months ended March 31, 2008 and for the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; customer contract losses; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix, customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

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

Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe, subject to the risk factors identified above, that cash generated from operations together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating and capital investment, although no assurance can be given in this regard.

The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory. The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investments.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

10.11e	Consent and Waiver, dated as of March 24, 2008, among Constar International Inc., Citicorp USA, Inc., as agent for the lenders and issuers and as a lender, the other lenders party to the Credit Agreement, and each of the guarantors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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