Form 10-Q
period 2008-06-30
CONSTAR INTERNATIONAL INC
filed 2008-08-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 13, 2008, 12,951,430 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,603	$4,254
Accounts receivable, net	88,555	61,212
Accounts receivable - related party	1,033	483
Inventories, net	82,190	73,213
Prepaid expenses and other current assets	21,042	19,205
Deferred income taxes	1,373	2,045
Current assets held for sale	427	—
Current assets of discontinued operations	385	527

Total current assets	198,608	160,939

Property, plant and equipment, net	145,772	147,061
Goodwill	148,813	148,813
Other assets	12,859	15,476
Non-current assets held for sale	953	—

Total assets	$507,005	$472,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$23,757	$438
Accounts payable (includes book overdrafts of $14,717 and $12,695 at June 30, 2008 and December 31, 2007, respectively)	108,872	83,856
Accounts payable - related party	570	1,000
Accrued expenses and other current liabilities	35,254	36,607
Current liabilities of discontinued operations	74	395

Total current liabilities	168,527	122,296

Long-term debt, net of debt discount	393,864	393,733
Pension and postretirement liabilities	9,448	11,368
Deferred income taxes	1,373	2,045
Other liabilities	13,705	14,411
Liabilities associated with assets held for sale	643	—
Non-current liabilities of discontinued operations	874	743

Total liabilities	588,434	544,596

Commitments and contingent liabilities (Note 10)

Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value - 13,264 shares and 13,008 shares issued, 12,963 shares and 12,717 shares outstanding at June 30, 2008 and December 31, 2007, respectively	125	125
Additional paid-in capital	277,043	276,546
Accumulated other comprehensive loss	(15,645)	(18,620)
Treasury stock, at cost - 301 and 291 shares at June 30, 2008 and December 31, 2007, respectively	(991)	(945)
Accumulated deficit	(341,961)	(329,413)

Total stockholders’ deficit	(81,429)	(72,307)

Total liabilities and stockholders’ deficit	$507,005	$472,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net customer sales	$242,552	$239,192	$454,813	$450,808
Net affiliate sales	1,717	1,047	2,834	2,112

Net sales	244,269	240,239	457,647	452,920
Cost of products sold, excluding depreciation	223,493	217,551	417,702	410,034
Depreciation	8,622	7,952	15,816	15,533

Gross profit	12,154	14,736	24,129	27,353

Selling and administrative expenses	4,789	4,756	11,550	11,864
Research and technology expenses	2,309	2,156	4,355	3,770
Provision for restructuring	725	2,832	806	3,135

Total operating expenses	7,823	9,744	16,711	18,769

Operating income	4,331	4,992	7,418	8,584

Interest expense	(9,501)	(10,302)	(19,377)	(20,419)
Other income (expense), net	2	557	(567)	925

Loss from continuing operations before income taxes	(5,168)	(4,753)	(12,526)	(10,910)
Benefit from income taxes	118	6	32	—

Loss from continuing operations	(5,050)	(4,747)	(12,494)	(10,910)
Earnings (loss) from discontinued operations, net of taxes	33	(102)	(54)	(55)

Net loss	$(5,017)	$(4,849)	$(12,548)	$(10,965)

Basic loss per common share:
Continuing operations	$(0.41)	$(0.38)	$(1.01)	$(0.89)
Discontinued operations	—	(0.01)	(0.00)	—

Net loss per share	$(0.41)	$(0.39)	$(1.01)	$(0.89)

Diluted loss per common share:
Continuing operations	$(0.41)	$(0.38)	$(1.01)	$(0.89)
Discontinued operations	—	(0.01)	(0.00)	—

Net loss per share	$(0.41)	$(0.39)	$(1.01)	$(0.89)

Weighted average common shares outstanding:
Basic	12,394	12,308	12,385	12,301

Diluted	12,394	12,308	12,385	12,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,548)	$(10,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,870	16,163
Bad debt expense	514	123
Stock-based compensation	472	488
Reclassification gain of foreign currency translation adjustments	—	(142)
Gain on disposal of assets	—	(154)
Minority interest	—	(178)
Changes in operating assets and liabilities:
Accounts receivable	(27,795)	(10,004)
Inventories	(8,709)	(2,761)
Prepaid expenses and other current assets	(394)	4,832
Accounts payable	21,946	7,079
Change in book overdrafts	2,022	(1,450)
Accrued expenses and other current liabilities	(1,289)	4,514
Pension and postretirement benefits	(345)	(351)

Net cash provided by (used in) operating activities	(9,256)	7,194

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,789)	(17,614)
Proceeds from the sale of property, plant and equipment	—	545

Net cash used in investing activities	(14,789)	(17,069)

Cash flows from financing activities:
Proceeds from Revolver loan	400,482	387,458
Repayment of Revolver loan	(377,163)	(387,458)
Costs associated with debt financing	—	(385)

Net cash provided by (used in) financing activities	23,319	(385)

Effect of exchange rate changes on cash and cash equivalents	75	91

Net decrease in cash and cash equivalents	(651)	(10,169)
Cash and cash equivalents at beginning of period	4,254	19,370

Cash and cash equivalents at end of period	$3,603	$9,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2006	$125	$275,754	$(22,378)	$(704)	$(302,389)	$(49,592)
Net loss					(10,965)	(10,965)
Foreign currency translation adjustments			505			505
Reclassification of foreign currency translation adjustments			(142)			(142)
Amortization of prior service cost			(158)			(158)
Amortization of actuarial net loss			1,736			1,736
Revaluation of cash flow hedge			1,295			1,295

Comprehensive loss						(7,729)

Cumulative effect adjustment due to the adoption of FIN 48					(678)	(678)
Treasury stock purchased				(140)		(140)
Stock-based compensation	—	322	—	—	—	322

Balance, June 30, 2007	$125	$276,076	$(19,142)	$(844)	$(314,032)	$(57,817)

Balance, December 31, 2007	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(12,548)	(12,548)
Foreign currency translation adjustments			1,429			1,429
Amortization of prior service cost			(141)			(141)
Amortization of actuarial net loss			1,574			1,574
Revaluation of cash flow hedge			113			113

Comprehensive loss						(9,573)

Treasury stock purchased				(46)		(46)
Stock-based compensation	—	497	—	—	—	497

Balance, June 30, 2008	$125	$277,043	$(15,645)	$(991)	$(341,961)	$(81,429)

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

The Company has classified certain inventory, spare parts, machinery and equipment and asset retirement obligations as “held for sale” related to its decision to close its Houston, Texas manufacturing facility in the condensed consolidated balance sheets. Depreciation of machinery and equipment has ceased and no gain or loss has been recorded as of June 30, 2008. Subsequent to June 30, 2008, the company received proceeds of $1.8 million from the sale of these assets and will recognize a gain of $1.0 million that will be reflected in the third quarter of 2008.

Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying condensed consolidated balance sheets since the Company in not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the Statement of Cash Flows. When outstanding checks are presented for payment subsequent to the balance sheet date, the Company deposits funds (subsequent to the balance sheet date) in the disbursement account from cash either available from other accounts or a combination of cash available from other accounts or from funds from the Company’s available credit facilities (subsequent to the balance sheet date).

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This standard is not expected to have a material impact on the Company’s results of operations or financial condition.

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

The Company is highly leveraged.

As of June 30, 2008, there were $23.8 million of borrowings under the Revolver Loan as defined in Note 8, $6.1 million outstanding under letters of credit and $395.0 million in other debt. We had $3.6 million of cash on our balance sheet, and we had the ability to borrow $40.1 million under the Revolver Loan.

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

We currently plan to finance ordinary business operations through borrowings under our Revolver Loan. Our ability to borrow funds under our the Revolver Loan is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivable and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent placed a reserve of $2.5 million against our borrowing base as of June 30, 2008 relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and current volatility. We believe that this $2.5 million reserve will not have a significant impact on our liquidity if the value of our borrowing base increases as expected over the next few months as we build inventory for the summer months. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access the Revolver Loan, we may become illiquid and we may be unable to finance our ordinary business activities.

Reliance on Pepsi and other customers.

During the first six months of 2008 Pepsi accounted for approximately 36% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 69% of the Company’s consolidated revenues. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

Furthermore, Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on December 31, 2008. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards. The Company expects that customers, including Pepsi, will continue to take water and soft drink manufacturing in house where merchant suppliers’ transportation costs are high and where large volume, low complexity and space for expansion exits.

The Company is negotiating a new cold fill supply contract with Pepsi and believes the economic terms and conditions have been settled. The new agreement with Pepsi will be at significantly lower volumes and with a mix shift towards fewer bottles and more preforms. In conjunction with this new contract, the Company expects to implement restructuring programs to reduce costs. Based upon the Company’s current estimates, the Company believes that the new Pepsi cold fill agreement will result in lower sales but, after taking into account the expected net reduction in costs from restructuring programs and investments to restructure, would result in higher cash flows from operating activities, net of investing activities in 2009 and over the total term of the new agreement as compared to those realized from the Pepsi cold fill business in 2008. The Company’s expectations regarding the renewal of this cold fill supply agreement are subject to several risks and assumptions, including without limitation, whether the contract is signed on terms consistent with the Company’s current expectations; whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the expected restructuring savings.

If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company, including the Company’s ability to make principal and interest payments on its borrowings as they become due and to fund its operations. If the cold fill Pepsi contract is not renewed, the material adverse change would constitute a default under the Company’s Revolver Loan and the payment of this debt could be accelerated. An acceleration of the Revolver Loan would permit the acceleration of the Secured Notes and the Subordinated Notes. Should such acceleration occur, the Company would have to seek other forms of financing. There can be no assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

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

The Company incurred a net loss for the six months ended June 30, 2008 of $12.5 million and for the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; customer contract losses; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

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

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each fiscal year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, subject to the risk factors identified above, we believe that cash generated from operations together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating requirements and capital investment, although no assurance can be given in this regard.

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

In addition, the Company decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “ Foreign Currency Translation” , for the six months ended June 30, 2007, the Company reclassified $142 of cumulative translation adjustments out of accumulated other comprehensive loss and into other income.

In accordance with SFAS 144, the assets and related liabilities of the discontinued entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entities have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	June 30, 2008	December 31, 2007
Assets of Discontinued Operations:
Accounts receivable	$16	$185
Prepaid expenses and other current assets	369	342

Total current assets of discontinued operations	$385	$527

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$74	$395

Total current liabilities of discontinued operations	74	395
Other liabilities	874	743

Total liabilities of discontinued operations	$948	$1,138

The following is a summary of the results of operations for discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$—	$317	$—	$529
Loss from discontinued operations before income taxes and minority interest	(16)	(192)	(70)	(228)
(Provision for) benefit from income taxes	49	(5)	16	(5)

Loss from discontinued operations before minority interest	33	(197)	(54)	(233)
Minority interest	—	95	—	178

Loss from discontinued operations	$33	$(102)	$(54)	$(55)

5. Accounts Receivable

Trade receivables	$79,995	$53,756
Less: allowance for doubtful accounts	(1,354)	(1,166)

Net trade receivables	78,641	52,590
Value added taxes recoverable	7,151	5,760
Miscellaneous receivables	2,763	2,862

Total	$88,555	$61,212

Trade receivables at June 30, 2008 increased from December 31, 2007 by $26.2 million as compared to $21.0 million in the same period last year. The increase is due to increased sales of $22.6 million in June 2008 as compared to December 31, 2007, higher days sales in accounts receivable of $3.2 million and foreign currency translation.

The Company is in the process of pursuing the collection of an account receivable from a customer in the amount of $1.4 million. The Company believes that the amount receivable is valid under the terms of its contract. The customer is disputing the amount due to the Company. Under the terms of the contract, the Company has the right to audit any customer claim and will pursue this right if it is unable to reach an agreement with the customer. The Company has also asserted that the customer is obligated to pay an additional $1.8 to $2.0 million under the contract, which the Company has not recorded in the financial statements.

6. Inventories

	June 30, 2008	December 31, 2007
Finished goods	$64,326	$57,633
Raw materials and supplies	17,864	15,580

Total	$82,190	$73,213

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $582 and $693 as of June 30, 2008 and December 31, 2007, respectively.

7. Property, Plant and Equipment

	June 30, 2008	December 31, 2007
Land and improvements	$3,816	$3,754
Buildings and improvements	95,593	95,922
Machinery and equipment	592,652	589,740

	692,061	689,416
Less: accumulated depreciation and amortization	(560,410)	(545,233)

	131,651	144,183
Construction in progress	14,121	2,878

Property, plant and equipment, net	$145,772	$147,061

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

A summary of short-term and long-term debt follows:

	June 30, 2008	December 31, 2007
Short-Term:
Revolver	$23,757	$438

Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,136)	(1,267)

	$393,864	$393,733

At June 30, 2008, there was $6.1 million outstanding under letters of credit.

9. Restructuring

As a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility. The cumulative cash flow impact to the Company is expected to turn positive in the fourth quarter of 2008, with cash restructuring expenses being offset by overhead cost savings.

In connection with the closing of the Houston facility, the Company expects to incur total charges of approximately $2.8 - $4.4 million depending on the Company’s ability to enter into a sublease agreement for the facility. The total charges include (i) an estimated $0.9 million related to costs to exit the Houston facility, (ii) an estimated $0.4 million related to employee severance and other termination benefits, and (iii) an estimated $1.7 million of accelerated depreciation and other non-cash charges. Per SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities” , the Company’s estimated future rental costs due under the current facility lease agreement have been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with this lease agreement, including executory and other exit costs, would be approximately $1.0 million in each of 2009 and 2010. The Company expects total annual cash savings from overhead cost reductions of approximately $2.0 million in 2009 and $0.2 million in 2010 during which the current lease agreement expires.

In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company currently estimates expenditures related to this restructuring to total approximately $0.4. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other production facilities.

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company evaluated restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees (the “2007 Holland Plan”). In connection with these terminations, the Company estimates that it will make net cash expenditures of approximately $2.8 million. Remaining payments of approximately $0.2 million are expected to be made in 2008. The payments principally relate to severance costs.

The following table presents a summary of the restructuring reserve activity:

	2007 Holland Plan		2007 Salt Lake City Plan		2008 Houston Plan		Total
	Severance and Termination Benefits	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Contract and Lease Termination Costs	Severance and Termination Benefits
Balance, December 31, 2007	$214	$228	$488	$14	$—	$—	$944
Charges to income	—	—	117	—	428	396	941
Payments	(107)	(136)	(407)	—	(148)	(232)	(1,030)
Adjustments	15	14	(152)	—	—	—	(123)

Balance, June 30, 2008	$122	$106	$46	$14	$280	$164	$732

In addition to the charges above, during the three months ended June 30, 2008, the Company wrote off deferred rent of $180 which reduced restructuring expense, and recorded accretion related to an asset retirement obligation liability of $6. Also, as a result of the Houston restructuring the Company recorded accelerated depreciation and other non-cash charges of $1.7 million which are included in cost of goods sold in the condensed consolidated statement of operations.

10. Commitments and Contingencies

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar has incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. The court has previously denied the Company’s motion to dismiss for failure to state a claim upon which relief may be granted and motion for judgment on the pleadings. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 4, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The Third Circuit has not yet issued a briefing schedule for the class certification appeal. At the Company’s request, the Special Master and the District Court have agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

On March 13, 2007, Marshall Packaging Co. LLC brought suit in the Eastern District of Texas, C. A. No. 6:07cv118, against Amcor PET Packaging USA Inc. and Wal-Mart Stores Inc., alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages (“the Lawsuit”). On April 5, 2007, Marshall settled with Amcor for an undisclosed amount and Amcor was subsequently dismissed from the Lawsuit. On June 29, 2007, Marshall amended its Complaint to add Premium Waters, Inc., a Wal-Mart supplier, as a defendant. Trial is currently set to begin on October 13, 2009. The Company is a supplier of certain containers to Premium, and Premium is claiming indemnity from the Company with respect to some as yet unknown portion of the containers that Premium sells to Wal-Mart. The Company does not know which or how many Constar containers are included among those accused in the Lawsuit. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend against any attempt to implicate its containers in the Lawsuit. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	June 30, 2008	December 31, 2007
Postretirement liabilities, net of tax	$(19,110)	$(20,543)
Cash-flow hedge, net of tax	(1,908)	(2,021)
Foreign currency translation adjustments	5,373	3,944

Accumulated other comprehensive loss	$(15,645)	$(18,620)

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(5,017)	$(4,849)	$(12,548)	$(10,965)
Foreign currency translation adjustment	(61)	256	1,429	363
Postretirement amortization	715	790	1,433	1,578
Revaluation of cash flow hedge	3,824	1,866	113	1,295

Comprehensive loss	$(539)	$(1,937)	$(9,573)	$(7,729)

12. Stock-Based Compensation

The following table summarizes restricted stock activity during the six months ended June 30, 2008:

	Number of Shares				Total
(Shares in thousands)	2002 Plan	2002 Directors Plan	2007 Plan	2007 Directors Plan
Nonvested, December 31, 2007	310	9	35	—	354
Granted	—	—	264	5	269
Vested	(48)	—	—	—	(48)
Forfeited	(6)	—	—	—	(6)

Nonvested, June 30, 2008	256	9	299	5	569

During the six months ended June 30, 2008, the Company granted 264 shares of restricted stock under its 2007 Stock-Based Incentive Compensation Plan. These grants include a condition that provides that such restricted stock will vest only if certain targets for the Company’s stock price are achieved. If the market condition is not satisfied by the third anniversary of the date of grant, the awards will not vest. Subject to the attainment of the market condition by the Company, the awards will vest, if at all, in annual installments over a three year period beginning in the first quarter of 2009, the first anniversary of the grant date. The awards may vest more rapidly if certain other targets for the Company’s stock price are achieved. The awards have a term of three years from the date of grant.

In addition, during the six months ended June 30, 2008, the Company granted 5 shares of restricted stock under its 2007 Non-Employee Director’s Equity Incentive Plan. These grants vest one-third per year over three years.

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

The assumptions used to estimate the fair value of restricted stock awards granted during the six months ended June 30, 2008 were as follows:

Expected volatility	71.4%
Risk-free rate	2.6%
Dividend yield	—%

As of June 30, 2008, there was $1,037 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested was $133 for the six months ended June 30, 2008.

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2008:

(RSU’s in thousands)	RSUs
Outstanding, December 31, 2007	211
Vested	(44)

Outstanding, June 30, 2008	167

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. The fair value of the liability associated with the outstanding RSUs was $197 and $223 as of June 30, 2008 and December 31, 2007, respectively.

The following table summarizes total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Restricted stock	$255	$171	$497	$321
Restricted stock units	23	(101)	(25)	167

	$278	$70	$472	$488

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

	Three months ended June 30,		Six months ended June 30,
(shares in thousands)	2008	2007	2008	2007
Basic weighted average shares outstanding	12,394	12,308	12,385	12,301

Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—

Total	—	—	—	—

Diluted weighted average shares outstanding	12,394	12,308	12,385	12,301

Diluted EPS excludes approximately 0.6 million shares and 0.3 million shares of restricted stock for the three and six months ended June 30, 2008 and 2007, respectively, due to the losses for the periods.

Diluted EPS for the three and six months ended June 30, 2007 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. There were no stock options outstanding during the three months ended June 30, 2008.

14. Pension and Other Postretirement Benefits

The components of net periodic pension cost for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$185	$177	$362	$258	$177	$435
Interest cost	1,269	172	1,441	1,193	161	1,354
Expected return on plan assets	(1,558)	(228)	(1,786)	(1,469)	(208)	(1,677)
Amortization of net loss	485	57	542	649	43	692
Amortization of prior service cost	15	(10)	5	16	(18)	(2)

Total pension expense	$396	$168	$564	$647	$155	$802

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$370	$356	$726	$517	$353	$870
Interest cost	2,538	346	2,884	2,388	323	2,711
Expected return on plan assets	(3,116)	(458)	(3,574)	(2,938)	(415)	(3,353)
Amortization of net loss	970	115	1,085	1,297	84	1,381
Amortization of prior service cost	31	(20)	11	31	(36)	(5)

Total pension expense	$793	$339	$1,132	$1,295	$309	$1,604

The Company estimates that its expected contribution to its pension plans for 2008 will be approximately $4.5 million of which $0.7 million and $2.2 million was paid during the three and six months ended June 30, 2008, respectively.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest cost	$91	$62	$183	$125
Amortization of net loss	244	177	489	356
Amortization of prior service cost	(77)	(77)	(153)	(154)

Total other postretirement benefits expense	$258	$162	$519	$327

15. Income Taxes

The Company recorded a benefit from income taxes of $118 and $32 for the three and six months ended June 30, 2008, respectively. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

Total unrecognized tax benefits as of June 30, 2008 and December 31, 2007, were $0.7 million and is included in non-current liabilities of discontinued operations on the condensed consolidated balance sheet. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap liability was $1,908 at June 30, 2008 and $2,021 at December 31, 2007. For the six months ended June 30, 2008 and 2007, the Company recorded an unrealized gain in other comprehensive income of $113 and $1,296, respectively.

17. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to fair value measurements of financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. SFAS 157 also clarifies that the reporting entity’s nonperformance risk (credit risk) should be considered in valuing liabilities.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$1,908	$—	$1,908

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

18. Other (Expense) Income

Other (expense) income consisted of the following for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Royalty income	$289	$259	$505	$503
Interest income	20	215	94	266
Foreign exchange gains (losses)	(302)	244	(1,141)	258
Other income (expense)	(5)	(161)	(25)	(102)

Other income (expense), net	$2	$557	$(567)	$925

19. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales by country for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
United States	$188,614	$181,898	$357,252	$346,043
United Kingdom	46,135	43,904	81,231	73,466
Other	7,803	13,390	16,330	31,299

	$242,552	$239,192	$454,813	$450,808

20. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of June 30, 2008 and December 31, 2007;

•	Statements of operations for the three and six months ended June 30, 2008 and June 30, 2007; and

•	Statements of cash flows for the six months ended June 30, 2008 and June 30, 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non— Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,574	$1,029	$—	$3,603
Intercompany receivables	—	168,353	12,141	(180,494)	—
Accounts receivable, net	—	85,724	3,864	—	89,588
Inventories, net	—	78,671	3,519	—	82,190
Prepaid expenses and other current assets	—	20,421	621	—	21,042
Deferred income taxes	—	1,373	—	—	1,373
Current assets held for sale	—	427	—	—	427
Current assets of discontinued operations	—	—	385	—	385

Total current assets	—	357,543	21,559	(180,494)	198,608

Property, plant and equipment, net	—	141,210	4,948	(386)	145,772
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	485,402	19,986	—	(505,388)	—
Other assets	7,621	5,094	144	—	12,859
Non current assets held for sale		953		—	953
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$493,023	$673,599	$26,651	$(686,268)	$507,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilites:
Short-term debt	$23,757	$—	$—	$—	$23,757
Accounts payable and accrued liabilities	3,645	136,256	4,795	—	144,696
Intercompany payable	151,277	29,080	523	(180,880)	—
Current liabilities of discontinued operations	—	—	74	—	74

Total current liabilities	178,679	165,336	5,392	(180,880)	168,527

Long-term debt, net of current portion	393,864	—	—	—	393,864
Pension and postretirement liabilities	—	9,049	399	—	9,448
Deferred income taxes	—	1,373	—	—	1,373
Other liabilities	1,909	11,796	—	—	13,705
Liabilities associated with assets held for sale	—	643	—	—	643
Non-current liabilities of discontinued operations	—	—	874	—	874

Total liabilities	574,452	188,197	6,665	(180,880)	588,434

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(81,429)	485,402	19,986	(505,388)	(81,429)

Total liabilities and stockholders’ equity (deficit)	$493,023	$673,599	$26,651	$(686,268)	$507,005

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,294	$960	$—	$4,254
Intercompany receivables	—	168,235	10,774	(179,009)	—
Accounts receivable, net	—	58,706	2,989	—	61,695
Inventories, net	—	69,822	3,391	—	73,213
Prepaid expenses and other current assets	—	18,899	306	—	19,205
Deferred income taxes	—	2,045	—	—	2,045
Current assets of discontinued operations	—	—	527	—	527

Total current assets	—	321,001	18,947	(179,009)	160,939

Property, plant and equipment, net	—	142,662	4,814	(415)	147,061
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	475,587	16,977	—	(492,564)	—
Other assets	7,552	7,578	346	—	15,476
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$483,139	$637,031	$24,107	$(671,988)	$472,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$438	$—	$—	$—	$438
Accounts payable and accrued liabilities	5,267	111,179	5,017	—	121,463
Intercompany payable	153,987	25,133	304	(179,424)	—
Current liabilities of discontinued operations	—	—	395	—	395

Total current liabilities	159,692	136,312	5,716	(179,424)	122,296

Long-term debt	393,733	—	—	—	393,733
Pension and postretirement liabilities	—	10,697	671	—	11,368
Deferred income taxes	—	2,045	—	—	2,045
Other liabilities	2,021	12,390	—	—	14,411
Non-current liabilities of discontinued operations	—	—	743	—	743

Total liabilities	555,446	161,444	7,130	(179,424)	544,596

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(72,307)	475,587	16,977	(492,564)	(72,307)

Total liabilities and stockholders’ equity (deficit)	$483,139	$637,031	$24,107	$(671,988)	$472,289

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$236,466	$7,803	$—	$244,269
Cost of products sold, excluding depreciation	—	216,186	7,307	—	223,493
Depreciation	—	8,414	208	—	8,622

Gross profit	—	11,866	288	—	12,154
Selling and administrative expenses	—	4,634	155	—	4,789
Research and technology expenses	—	2,309	—	—	2,309
Provision for restructuring	—	725	—	—	725

Total operating expenses	—	7,668	155	—	7,823

Operating income	—	4,198	133	—	4,331
Interest expense	(9,283)	(376)	158	—	(9,501)
Other income (expense), net	—	(98)	100	—	2

Income (loss) from continuing operations before income taxes	(9,283)	3,724	391	—	(5,168)
Provision for income taxes	—	(2)	120	—	118

Income (loss) from continuing operations	(9,283)	3,722	511	—	(5,050)
Equity earnings	4,266	544	—	(4,810)	—
Income from discontinued operations, net of taxes	—	—	33	—	33

Net income (loss)	$(5,017)	$4,266	$544	$(4,810)	$(5,017)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$441,317	$16,330	$—	$457,647
Cost of products sold, excluding depreciation	—	403,130	14,572	—	417,702
Depreciation	—	15,432	384	—	15,816

Gross profit	—	22,755	1,374	—	24,129
Selling and administrative expenses	—	11,257	293	—	11,550
Research and technology expenses	—	4,355	—	—	4,355
Provision for restructuring	—	806	—	—	806

Total operating expenses	—	16,418	293	—	16,711

Operating income	—	6,337	1,081	—	7,418
Interest expense	(18,963)	(697)	283	—	(19,377)
Other income (expense), net	—	(621)	54	—	(567)

Income (loss) from continuing operations before income taxes	(18,963)	5,019	1,418	—	(12,526)
Provision for income taxes	—	(86)	118	—	32

Income (loss) from continuing operations	(18,963)	4,933	1,536	—	(12,494)
Equity earnings	6,415	1,482	—	(7,897)	—
Income from discontinued operations, net of taxes	—	—	(54)	—	(54)

Net income (loss)	$(12,548)	$6,415	$1,482	$(7,897)	$(12,548)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$421,621	$31,299		$452,920
Cost of products sold, excluding depreciation	—	382,028	28,006		410,034
Depreciation	—	15,040	492	—	15,532

Gross profit	—	24,553	2,801	—	27,354
Selling and administrative expenses	—	11,232	633		11,865
Research and technology expenses	—	3,770	—	—	3,770
Provision for restructuring	—	410	2,725	—	3,135

Total operating expenses	—	15,412	3,358	—	18,770

Operating income	—	9,141	(557)	—	8,584
Interest expense	(19,897)	(662)	140	—	(20,419)
Other income (expense), net	—	973	(48)	—	925

Income (loss) from continuing operations before income taxes	(19,897)	9,452	(465)	—	(10,910)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(19,897)	9,452	(465)	—	(10,910)
Equity earnings	8,932	(520)	—	(8,412)	—
Income from discontinued operations, net of taxes	—	—	(55)	—	(55)

Net income (loss)	$(10,965)	$8,932	$(520)	$(8,412)	$(10,965)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,548)	$6,415	$1,482	$(7,897)	$(12,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		16,502	368	—	16,870
Stock-based compensation		472		—	472
Reclassification gain of foreign currency translation adjustments	—	—	—	—	—
Equity earnings	(6,415)	(1,482)		7,897	—
Changes in operating assets and liabilities	(1,624)	(9,665)	(2,761)	—	(14,050)

Net cash provided by (used in) operating activities	(20,587)	12,242	(911)	—	(9,256)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14,659)	(130)	—	(14,789)
Proceeds from the sale of property, plant and equipment	—	—	—	—	—

Net cash used in investing activities	—	(14,659)	(130)	—	(14,789)

Cash flows from financing activities:
Proceeds from Revolver loan	400,482	—	—	—	400,482
Repayment of Revolver loan	(377,163)		—	—	(377,163)
Net change in intercompany loans	(2,732)	1,689	1,043	—	—
Costs associated with debt refinancing	—	—	—	—	—

Net cash provided by (used in) financing activities	20,587	1,689	1,043	—	23,319

Effect of exchange rate changes on cash and cash equivalents	—	8	67	—	75

Net increase (decrease) in cash and cash equivalents	—	(720)	69	—	(651)
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$2,574	$1,029	$—	$3,603

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(10,965)	$8,932	$(520)	$(8,412)	$(10,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,125	14,669	369	—	16,163
Stock-based compensation	—	488	—	—	488
Reclassification gain of foreign currency translation adjustments	—	—	(142)		(142)
Equity earnings	(8,932)	520	—	8,412	—
Changes in operating assets and liabilities	289	(2,131)	3,492	—	1,650

Net cash provided by (used in) operating activities	(18,483)	22,478	3,199	—	7,194

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(17,614)	—	—	(17,614)
Proceeds from the sale of property, plant and equipment	—	94	451	—	545

Net cash used in investing activities	—	(17,520)	451	—	(17,069)

Cash flows from financing activities:
Proceeds from Revolver loan	387,458	—	—	—	387,458
Repayment of Revolver loan	(387,458)	—	—	—	(387,458)
Net change in intercompany loans	18,868	(18,027)	(841)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	18,483	(18,027)	(841)	—	(385)

Effect of exchange rate changes on cash and cash equivalents	—	32	59	—	91

Net increase (decrease) in cash and cash equivalents	—	(13,037)	2,868	—	(10,169)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$3,251	$5,950	$—	$9,201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures and other non-PET containers representing 4% of sales for the first six months of 2008. Approximately 79% of the Company’s revenues in the first six months of 2008 were generated in the United States, with the remainder attributable to its European operations. During the second quarter of 2008, one customer accounted for approximately 36% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 69% of the Company’s consolidated revenues. Approximately 69% of the Company’s sales in the first six months of 2008 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During the second quarter of 2008, consolidated conventional unit volume declined 20.2% due to the continued movement of water bottlers to self-manufacturing, the previously disclosed losses of conventional customer contracts, the negative impact of high gasoline prices on the convenience store and gas station distribution channels and consumers shifting their preferences from carbonated soft drinks to alternative beverages.

The Company expects that water bottlers will continue to shift towards manufacturing their own single service water bottles. This trend accounted for approximately 38% of the consolidated conventional unit volume decline for the second quarter of 2008 as mentioned above. The Company believes that this trend is reaching the end of its cycle, with the majority of single service water bottles now being produced in-house. What remaining volume is produced by merchant suppliers will likely transition to in-house manufacture over the next few years. In addition, the Company expects that some future movement toward self-manufacturing of carbonated soft drink (“CSD”) packages will occur. CSD manufacturing infrastructure costs are much higher than what is required for water and the cost of complexity is significantly greater. Thus, the Company expects a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space for expansion exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support these in-house blow-molding operations from merchant suppliers. The Company plans to continue to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, increased pricing, and retaining the replacement preform volume at acceptable margins.

During the second quarter of 2008, a customer notified Constar of its intention to self-manufacture a portion of its CSD bottle volume beginning in the fourth quarter of 2008. The Company will be supplying the preforms to these operations. The financial impact of this change, net of restructuring charges related to workforce reductions at the affected manufacturing facilities, is expected to be immaterial to the Company’s 2008 results.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. The Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar ® , MonOxbar ® , and DiamondClear ® ) are the best performing oxygen barrier technologies in the market today and will drive continued growth for the Company within the custom segment of the market. The Company’s patents pertaining to Oxbar ® and MonOxbar ® begin to expire in 2008. The technology required to produce certain types of custom products is commonly available. The Company believes that there are significant growth opportunities for the conversion of glass and aluminum containers to PET containers for small sized carbonated soft drinks, bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 27% of the Company’s sales in the first six months of 2008 related to custom PET containers. Custom unit volume increased approximately 16.9% in the second quarter of 2008 as compared to the same period in 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2008, the Company expects to achieve a net positive impact of contractual price increases of approximately $6.0 million.

The volume-weighted average term of the Company’s contracts, excluding Pepsi, is approximately 4.1 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding. The Company’s cold fill contract with Pepsi, its largest customer, is scheduled to expire on December 31, 2008.

The Company is negotiating a new cold fill supply contract with Pepsi and believes the economic terms and conditions have been settled. The new agreement with Pepsi will be at significantly lower volumes and with a mix shift towards fewer bottles and more preforms. In conjunction with this new contract, the Company expects to implement restructuring programs to reduce costs. Based upon the Company’s current estimates, the Company believes that the new Pepsi cold fill agreement will result in lower sales but, after taking into account the expected net reduction in costs from restructuring programs and investments to restructure, would result in higher cash flows from operating activities, net of investing activities in 2009 and over the total term of the new agreement as compared to those realized from the Pepsi cold fill business in 2008. The Company’s expectations regarding the renewal of this cold fill supply agreement are subject to several risks and assumptions, including without limitation, whether the contract is signed on terms consistent with the Company’s current expectations; whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the expected restructuring savings.

The Company believes that it will continue to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. Another source of pricing pressure may come as a result of water and CSD customers moving towards self-manufacturing of bottles which may result in increasing industry capacity. In addition, contractual provisions may permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

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

During the last six months, the Company has experienced unprecedented cost increases in energy and freight, which are major cost components of the Company’s operations. In reaction to these cost increases the Company implemented two freight related increases effective February 1 and July 1, 2008 for its U.S. operations. In addition, to offset the negative impact of energy and other cost increases, the Company announced a price increase effective August 1, 2008 for all US customers. At this time the Company is unable to determine the impact of this increase on its financial results.

The Company is highly leveraged. As of June 30, 2008, the Company’s debt structure consisted of a $75.0 million Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of June 30, 2008, the Company had $23.8 million outstanding under its Revolver Loan and $6.1 million outstanding under letters of credit. Interest expense for the first six months of 2008 was $19.4 million.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

Net Sales

	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2008	2007
United States	$190.3	$182.9	$7.4	4.0%
Europe	54.0	57.3	(3.3)	(5.8)%

Total	$244.3	$240.2	$4.1	1.7%

The increase in consolidated net sales was driven by the pass-through of resin costs to customers, an increase in custom unit sales, the positive impact of foreign currency translations, and price increases, offset by a decrease in conventional unit volume. Conventional unit volume declined 20.2% for the three months ended June 30, 2008 as compared to the same period last year. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing and the previously disclosed loss of conventional customer contracts in the U.S. and the Company’s Holland operations. CSD volume was also impacted by the negative impact of high gasoline prices on the convenience store and gas station distribution channels. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to non-carbonated drinks such as energy drinks and teas, some of which are in non-PET forms of packaging. The decrease in water and CSD bottle volumes was partially offset by an increase in custom unit volume of 16.9%, and a strengthening of the British Pound and Euro against the dollar.

In the U.S., net sales in the second quarter of 2008 increased compared to net sales in the second quarter of 2007. The increase in U.S. net sales was principally driven by the pass-through of resin costs to customers, along with an increase in price, offset by a decrease in unit volume. Total U.S. unit volume decreased 8.3% over the second quarter of 2007. Custom unit volume increased 16.9%, while conventional unit volume declined 17.7% compared to the second quarter of 2007. Approximately 60 percent of the conventional unit volume decline in the U.S. was due to water bottlers shifting to self-manufacturing with an additional 15.5 percent of the decline due to the previously disclosed loss of a conventional customer contract.

The decrease in European net sales in the first quarter of 2008 was primarily due to lower unit volume, offset by the pass-through of resin costs to customers and a positive impact on foreign currency translations. Total European unit volume decreased by 19.8% compared to the second quarter of 2007 due primarily to the previously disclosed customer loss in the Company’s Holland operations.

Gross Profit

	Three months ended June 30,		Increase (Decrease)
(dollars in millions)	2008	2007
United States	$10.1	$12.5	$(2.4)
Europe	2.1	2.2	(0.1)

Total	$12.2	$14.7	$(2.5)

Percent of net sales	5.0%	6.1%

The decrease in gross profit in the second quarter of 2008 compared to the second quarter of 2007 was the result of lower unit volumes and higher energy costs as described above and increased depreciation expense, offset in part by increases in price.

Selling and Administrative Expenses

Selling and administrative expenses remained constant at $4.8 million in the second quarter of 2008 and 2007, with an increase in compensation expenses of $0.7 million offset by lower audit and Sarbanes Oxley fees.

Research and Technology Expenses

Research and technology expenses were $2.3 million in the second quarter of 2008 compared to $2.2 million in the second quarter of 2007. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

Restructuring charges were $0.7 million for the second quarter of 2008 compared to $2.8 million in the second quarter of 2007. The restructuring charges recorded in the second quarter of 2008 primarily relate to the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges for Houston consist of $0.3 million of facility exits costs, and $0.4 million of severance costs. In addition, the Company recorded $1.7 million for accelerated depreciation and other non-cash charges that were reflected in the Company’s calculation of gross profit.

During the second quarter of 2007 the Company recorded restructuring charges of $2.8 million as a result of the loss of a key customer contract as previously disclosed, which consisted of severance costs principally related to the Company’s operations in the Netherlands. (See Note 9 of the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $4.3 million in the second quarter of 2008 compared to $5.0 million in the second quarter of 2007. This decrease in operating income primarily relates to the lower unit volume described above and increases in energy and restructuring costs.

Interest Expense

Interest expense decreased $0.8 million to $9.5 million in the second quarter of 2008 from $10.3 million in the second quarter of 2007 as a result of lower effective interest rates, offset in part by higher average borrowings.

Other Income (Expense), net

Other expense, net was zero in the second quarter of 2008 compared to other income of $0.6 million in the second quarter of 2007. The decrease in other income in the second quarter of 2008 primarily resulted from the negative impact of foreign currency on the translation of intra-company balances. Other income (expense), net consists primarily of royalty income, interest income, and foreign exchange gains.

Provision for Income Taxes

The Company recorded a benefit from income taxes of $0.1 million for the second quarter of 2008 compared to no provision in the second quarter of 2007.

Total unrecognized tax benefits as of June 30, 2008 and December 31, 2007, were $0.7 million and is included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated interest and penalties on uncertain tax positions as of June 30, 2008 and December 31, 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Income from Discontinued Operations, net of taxes

Loss from discontinued operations in the second quarter of 2008 was zero compared to loss from discontinued operations of $0.1 million in the second quarter of 2007. The losses related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Net Loss

Net loss in the second quarter of 2008 was $5.0 million, or $0.41 loss per basic and diluted share, compared to a net loss in the second quarter of 2007 of $4.8 million, or $0.39 loss per basic and diluted share.

Six Months Ended June 30, 2008 and 2007

Net Sales

	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2008	2007
United States	$360.0	$348.2	$11.8	3.4%
Europe	97.6	104.7	(7.1)	(6.8)%

Total	$457.6	$452.9	$4.7	1.0%

The increase in consolidated net sales was primarily driven by the pass through of higher resin costs, the increase in custom unit sales, and price increases offset by a decline in conventional unit volumes. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing and the loss of previously disclosed conventional customer contracts in the U.S. and the Company’s Holland operations. CSD volume was also impacted by the negative impact of high gasoline prices on the convenience store and gas station distribution channels. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to non-carbonated drinks such as energy drinks and teas, most of which are in non-PET forms of packaging.

The increase in U.S. net sales was principally driven by the pass through of higher resin costs, the impact of contractual price increases and the increase in custom unit volume offset in part by lower conventional unit volume. Total U.S. unit volume decreased 6.4% compared to the six months ended June 30, 2007. Custom unit volume increased 18.5%, while conventional unit volume declined 14.3% compared to the six months ended June 30, 2007 driven primarily by the water bottlers continuing the trend towards self-manufacturing and the loss of a previously disclosed conventional customer contract.

The decrease in European net sales for the six months ended June 30, 2008 was primarily due to decreased total unit volume of 14.0% driven primarily by the previously disclosed loss of a customer in the Company’s Holland operation, offset in part by favorable foreign currency translations compared to the six months ended June 30, 2007.

Gross Profit

	Six months ended June 30,		Increase (Decrease)
(dollars in millions)	2008	2007
United States	$21.4	$24.6	$(3.2)
Europe	2.7	2.8	(0.1)

Total	$24.1	$27.4	$(3.3)

Percent of net sales	5.3%	6.0%

The decrease in gross profit for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was the result of the lower units volumes described above and increases in energy costs, offset in part by increases in prices and higher custom unit volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.4 million, or 3.4%, to $11.5 million for the six months ended June 30, 2008 from $11.9 million for the six months ended June 30, 2007. This decrease was primarily driven by lower legal and audit fees, partially offset by increased compensation expense.

Research and Technology Expenses

Research and technology expenses were $4.4 million for the six months ended June 30, 2008 compared to $3.8 million for the six months ended June 30, 2007. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

Restructuring charges were $0.8 million for the six months ended June 30, 2008 compared to $3.1 million in the six months ended June 30, 2007.

The restructuring charges recorded in the six months ended June 30, 2008 primarily relate to the shut-down of the Company’s Houston facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges for Houston consist of $0.3 million of facility exits costs and $0.4 million of severance costs. In addition, the Company recorded $1.7 million for accelerated depreciation and other non-cash charges that were reflected in the Company’s calculation of gross profit.

During the six months ended June 30, 2007 the Company recorded restructuring charges of $3.1 million as a result of the loss of a key customer contract as previously disclosed, which consisted primarily of severance costs principally related to the Company’s operations in the Netherlands. (See Note 9 to the accompanying Condensed Consolidated Financial Statements).

Operating Income

Operating income was $7.4 million for the six months ended June 30, 2008 compared to $8.6 million for the six months ended June 30, 2007. This decrease in operating income primarily relates to the decreased operating performance described above, along with an increase in energy costs and restructuring expenses of $0.4 million compared to the six months ended June 30, 2007.

Interest Expense

Interest expense decreased $1.0 million to $19.4 million in the six months ended June 30, 2008 from $20.4 million in the six months ended June 30, 2007 as a result of lower effective interest rates, offset in part by higher average borrowings.

Other Income (Expense), net

Other expense, net was $0.6 million in the six months ended June 30, 2008 compared to other income $0.9 million in the six months ended June 30, 2007. The decrease in other income primarily resulted from the negative impact of foreign currency on the translation of intra-company balances. Other income (expense), net consists primarily of royalty income, interest income, and foreign exchange gains.

Provision for Income Taxes

The Company recorded no provision for income taxes for the six months ended June 30, 2008 and 2007.

Total unrecognized tax benefits as of June 30, 2008 and December 31, 2007, were $0.7 million and is included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated interest and penalties on uncertain tax positions as of June 30, 2008 and 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Loss from Discontinued Operations, net of taxes

Losses from discontinued operations for the six months ended June 30, 2008 and 2007 were $0.1 million. The losses are related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Loss

Net loss for the six months ended June 30, 2008 was $12.6 million, or $1.01 loss per basic and diluted share, compared to a net loss for the six months ended June 30, 2007 of $11.0 million, or $0.89 loss per basic and diluted share.

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

At June 30, 2008, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $23.8 million outstanding on the Revolver Loan, and $6.1 million of letters of credit issued under the Revolver Loan.

The Revolver Loan imposes maximum capital expenditures of $47.5 million in 2008 and 2009. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2007, Constar spent $31.1 million in capital expenditures, allowing $12.3 million to be carried over to 2008. The Company currently expects to spend between $28 million and $32 million in capital expenditures in 2008.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2008 liquidity will be 2008 financial performance. Liquidity at June 30, 2008 was $43.7 million as compared to $75.2 million at June 30, 2007.

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

Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our Revolver Loan, will be adequate to permit us to meet our current and expected operating requirements and capital investment, although no assurance can be given in this regard. The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory.

The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investment.

The Company is negotiating a new cold fill supply contract with Pepsi and believes the economic terms and conditions have been settled. The new agreement with Pepsi will be at significantly lower volumes and with a mix shift towards fewer bottles and more preforms. In conjunction with this new contract, the Company expects to implement restructuring programs to reduce costs. Based upon the Company’s current estimates, the Company believes that the new Pepsi cold fill agreement will result in lower sales but, after taking into account the expected net reduction in costs from restructuring programs and investments to restructure, would result in higher cash flows from operating activities, net of investing activities in 2009 and over the total term of the new agreement as compared to those realized from the Pepsi cold fill business in 2008. The Company’s expectations regarding the renewal of this cold fill supply agreement are subject to several risks and assumptions, including without limitation, whether the contract is signed on terms consistent with the Company’s current expectations; whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the expected restructuring savings.

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

Cash Flows

The following table presents selected cash flow data.

	Six months ended June 30,		Increase (Decrease)
(dollars in millions)	2008	2007
Net cash provided by (used in) operating activities	$(9.3)	$7.2	$16.5

Net cash used in investing activities	$(14.8)	$(17.1)	$(2.3)

Net cash provided by (used in) financing activities	$23.3	$(0.4)	$23.7

Net cash used in operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, increased primarily due to a working capital increase of $16.4 million. This working capital increase related primarily to a higher increase in the dollar amount of accounts receivable during the six months of 2008 than during the first six months of 2007 due to higher sales, the liquidation of assets in the first six months of 2007 related to discontinued operations and a source of cash in 2007 related to a prepaid asset.

Day’s sales in accounts receivable increased to approximately 33.3 days at June 30, 2008 from 31.7 days at June 30, 2007. The dollar impact of the increase in days sales outstanding was approximately $4.5 million and is the result of a delay in payment related to a customer dispute ($1.2 million), the timing of cash receipts at month end ($1.0 million) and the impact of a receivable from a customer with longer payment terms (approximately $2.0 million) at the end of June, 2008 compared to the end of June, 2007. The increase in sales, including foreign currency, in the second quarter of 2008 compared to the second quarter of 2007, contributed approximately $1.4 million to the dollar increase in accounts receivable. We expect that the customer dispute will be resolved with the collection of the amount due during the third quarter. In early July, the company received approximately $1.0 million related to amounts due on June 30, 2008. In addition, the Company improved payment terms with a customer that contributed to higher days sales outstanding at the end of June, 2008. Inventory days increased to approximately 32.2 days at June 30, 2008 from 25.7 days at June 30, 2007. The higher inventory supply is due to advanced purchases of resin inventory ($6 million) during a period of rising resin prices and higher inventory levels to support expected sales increases. The additional supply of resin was used in July, 2008. The dollar amount of inventory also increased related to the higher cost of resin at the end of June, 2008 as compared to the same period last year. Day’s payable in accounts payable and accrued liabilities increased to 56.7 days at June 30, 2008 compared to 55.5 days at June 30, 2007 due to the timing of disbursements at quarter end and the advanced purchases of resin inventory. The dollar amount of accounts payable increased because of the higher price of resin at the end of June, 2008. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and during the period and on a daily basis. For example, on July 2, 2008, we made a payment of approximately $18.3 million to a vendor in the normal course of business; the company also received cash from customers on that date.

The decrease in net cash used in investing activities was due to a decrease in capital spending. Capital expenditures primarily related to custom projects.

Net cash provided by financing activities for the six months ended June 30, 2008 was comprised of net borrowings of $23.3 million on the Revolver Loan. Net cash used in financing activities for the six months ended June 30, 2007 consisted of costs related to the amendment to the Revolver Loan.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 10 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $81.4 million at June 30, 2008 from $72.3 million at December 31, 2007. This increase was primarily due to a net loss for the six months ended June 30, 2008 of $12.5 million, which was partially offset by currency translation adjustments of $1.4 million and pension and postretirement benefits amortization of $1.4 million for the six months ended June 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This standard is not expected to have a material impact on the Company’s results of operations or financial condition.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission. In addition, the Company’s expectations regarding the renewal of its Pepsi cold fill supply agreement are subject to several risks and assumptions, including without limitation, whether the contract is signed on terms consistent with the Company’s current expectations; whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the expected restructuring savings.

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

As of June 30, 2008, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2008, our management concluded that we did not maintain effective controls over the restructuring reserve and related expense. Specifically, the controls over the evaluation of the sublease market conditions related to the implementation of SFAS No. 146 “Accounting for Costs Associated with Exit and Disposal Activities” as it applies to the closure of our Houston facility were not effective to ensure the completeness and accuracy of the restructuring reserve in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our preliminary interim consolidated financial statements for the quarter ended June 30, 2008. In addition, this control deficiency would have resulted in a misstatement the restructuring reserve and related expense that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness. Notwithstanding this material weakness, we believe our unaudited quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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

As a result of this finding management has designed and implemented controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. The change in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended June 30, 2008.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

To address the material weakness described above, we performed additional analysis on the restructuring reserve and related expense and recorded adjustments to the consolidated financial statement to correct the errors identified to ensure that the aforementioned accounts were prepared in accordance with generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

To remediate the above described material weakness, the Company plans to implement the following:

•	Increase documentation supporting management’s discussions with operations and conclusions reached relating to restructuring transactions

•	Provide training to subject matter experts involved in facility leasing such that they better understand the accounting related to restructuring

•

Establish a communication timeline between subject matter experts involved in facilities leasing and finance personnel as well as outside sources related to market conditions to ensure timely communication of changes in market conditions

We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable.

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

The Company is highly leveraged.

As of June 30, 2008, there were $23.8 million of borrowings under the Revolver Loan as defined in Note 8, $6.1 million outstanding under letters of credit and $395.0 million in other debt. We had $3.6 million of cash on our balance sheet, and we had the ability to borrow $40.1 million under the Revolver Loan.

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

We currently plan to finance ordinary business operations through borrowings under our Revolver Loan. Our ability to borrow funds under our the Revolver Loan is subject to our compliance with various covenants as of the date of borrowing, including borrowing base limitations that are dependent upon the future level of our eligible accounts receivable and inventory in the United States and the United Kingdom. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable if the value of the collateral securing the facility falls below certain levels, or if the administrative agent determines that eligibility reserves should be applied to the amount otherwise available under the facility. Certain of the components of the borrowing base are subject to the discretion of the administrative agent. In addition, the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent placed a reserve of $2.5 million against our borrowing base as of June 30, 2008 relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and current volatility. We believe that this $2.5 million reserve will not have a significant impact on our liquidity if the value of our borrowing base increases as expected over the next few months as we build inventory for the summer months. The value of this reserve will change over time. Certain of our inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base, thereby reducing our borrowing availability. If we are unable to fully access the Revolver Loan, we may become illiquid and we may be unable to finance our ordinary business activities.

Reliance on Pepsi and other customers.

During the first six months of 2008 Pepsi accounted for approximately 36% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 69% of the Company’s consolidated revenues. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

Furthermore, Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement or if a third party acquires more than 20% (or 25% in the case of a specified third party) of our outstanding capital stock or United States-based PET assets. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Our cold fill supply agreement with Pepsi expires on December 31, 2008. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards. The Company expects that customers, including Pepsi, will continue to take water and soft drink manufacturing in house where merchant suppliers’ transportation costs are high and where large volume, low complexity and space for expansion exits.

The Company is negotiating a new cold fill supply contract with Pepsi and believes the economic terms and conditions have been settled. The new agreement with Pepsi will be at significantly lower volumes and with a mix shift towards fewer bottles and more preforms. In conjunction with this new contract, the Company expects to implement restructuring programs to reduce costs. Based upon the Company’s current estimates, the Company believes that the new Pepsi cold fill agreement will result in lower sales but, after taking into account the expected net reduction in costs from restructuring programs and investments to restructure, would result in higher cash flows from operating activities, net of investing activities in 2009 and over the total term of the new agreement as compared to 2008. The Company’s expectations regarding the renewal of this cold fill supply agreement are subject to several risks and assumptions, including without limitation, whether the contract is signed on terms consistent with the Company’s current expectations; whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the expected restructuring savings.

If an agreement is not reached, the loss of all Pepsi volume under this contract will have a material adverse effect on the Company, including the Company’s ability to make principal and interest payments on its borrowings as they become due and to fund its operations. If the cold fill Pepsi contract is not renewed, the material adverse change would constitute a default under the Company’s Revolver Loan and the payment of this debt could be accelerated. An acceleration of the Revolver Loan would permit the acceleration of the Secured Notes and the Subordinated Notes. Should such acceleration occur, the Company would have to seek other forms of financing. There can be no assurance that such financing would be available or that it would be available to the Company on satisfactory economic terms.

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

The Company incurred a net loss for the six months ended June 30, 2008 of $12.5 million and for the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; customer contract losses; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

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

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above. The Company’s cash requirements are typically greater during the first and second quarters of each fiscal year because of the build up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, subject to the risk factors identified above, we believe that cash generated from operations together with amounts available under our Revolver Loan will be adequate to permit us to meet our current and expected operating requirements and capital investment, although no assurance can be given in this regard.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 22, 2008. The matters voted upon and the results thereof are as follows:

	Votes
	For	Withheld
Election of Class III Directors
Michael D. McDaniel	8,361,178	431,194
Frank J. Mechura	8,352,985	439,387

Also at the meeting, 8,673,108 shares were voted in favor of the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, and 809 shares were voted against such proposal. Proxies filed by the holders of 118,455 shares at the 2008 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 6.	Exhibits

10.18a	First Amendment to Employment Agreement between Constar International Inc. and Walter Sobon, dated June 4, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: August 14, 2008	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)