Form 10-Q
period 2008-09-30
CONSTAR INTERNATIONAL INC
filed 2008-11-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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

As of November 10, 2008, 12,952,309 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,453	$4,254
Accounts receivable, net	69,654	61,568
Accounts receivable - related party	1,727	483
Inventories, net	65,055	73,213
Prepaid expenses and other current assets	19,598	19,205
Deferred income taxes	2,101	2,045
Current assets of discontinued operations	343	527

Total current assets	161,931	161,295

Property, plant and equipment, net	139,660	147,061
Goodwill	148,813	148,813
Other assets	12,243	15,476

Total assets	$462,647	$472,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$23,172	$438
Accounts payable (includes book overdrafts of $18,561 and $12,695 at September 30, 2008 and December 31, 2007, respectively)	78,065	83,856
Accounts payable - related party	692	1,000
Accrued expenses and other current liabilities	38,369	36,963
Current liabilities of discontinued operations	69	395

Total current liabilities	140,367	122,652

Long-term debt, net of debt discount	393,929	393,733
Pension and postretirement liabilities	13,936	11,368
Deferred income taxes	2,101	2,045
Other liabilities	14,209	14,411
Non-current liabilities of discontinued operations	780	743

Total liabilities	565,322	544,952

Commitments and contingent liabilities (Note 10)
Stockholders’ deficit:
Preferred Stock, $.01 par value - none issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value - 13,274 shares and 13,008 shares issued, 12,922 shares and 12,717 shares outstanding at September 30, 2008 and December 31, 2007, respectively	125	125
Additional paid-in capital	277,186	276,546
Accumulated other comprehensive loss	(22,797)	(18,620)
Treasury stock, at cost - 352 and 291 shares at September 30, 2008 and December 31, 2007, respectively	(1,012)	(945)
Accumulated deficit	(356,177)	(329,413)

Total stockholders’ deficit	(102,675)	(72,307)

Total liabilities and stockholders’ deficit	$462,647	$472,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net customer sales	$227,106	$224,694	$681,919	$675,502
Net affiliate sales	3,023	1,133	5,857	3,245

Net sales	230,129	225,827	687,776	678,747
Cost of products sold, excluding depreciation	216,332	202,407	634,034	612,441
Depreciation	8,648	6,410	24,464	21,942

Gross profit	5,149	17,010	29,278	44,364

Selling and administrative expenses	5,950	6,649	17,539	18,755
Research and technology expenses	1,825	1,627	6,180	5,397
Provision for restructuring	1,168	32	1,974	3,167
Gain on disposal of assets	(1,188)	(55)	(1,227)	(296)

Total operating expenses	7,755	8,253	24,466	27,023

Operating income (loss)	(2,606)	8,757	4,812	17,341
Interest expense	(9,616)	(10,435)	(28,993)	(30,854)
Other income (expense), net	(2,090)	165	(2,657)	1,090

Loss from continuing operations before income taxes	(14,312)	(1,513)	(26,838)	(12,423)
Benefit from income taxes	63	—	95	—

Loss from continuing operations	(14,249)	(1,513)	(26,743)	(12,423)
Income (loss) from discontinued operations, net of taxes	33	347	(21)	292

Net loss	$(14,216)	$(1,166)	$(26,764)	$(12,131)

Basic and diluted loss per common share:
Continuing operations	$(1.15)	$(0.12)	$(2.16)	$(1.01)
Discontinued operations	—	0.03	—	0.02

Net loss per share	$(1.15)	$(0.09)	$(2.16)	$(0.99)

Weighted average common shares outstanding:
Basic and diluted	12,411	12,315	12,394	12,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(26,764)	$(12,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,983	23,371
Bad debt expense	1,218	581
Stock-based compensation	472	573
Reclassification gain of foreign currency translation adjustments	—	(110)
Gain on disposal of assets	(1,227)	(432)
Minority interest	—	(1,893)
Changes in operating assets and liabilities:
Accounts receivable	(12,770)	(8,003)
Inventories	6,775	(8,159)
Prepaid expenses and other current assets	1,129	8,590
Accounts payable	(10,349)	(9,755)
Change in book overdrafts	5,866	(140)
Accrued expenses and other current liabilities	4,989	7,828
Pension and postretirement benefits	(562)	(1,293)

Net cash used in operating activities	(5,240)	(973)

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,048)	(23,590)
Proceeds from the sale of property, plant and equipment	1,845	2,808

Net cash used in investing activities	(18,203)	(20,782)

Cash flows from financing activities:
Proceeds from Revolver loan	617,663	588,599
Repayment of Revolver loan	(594,929)	(577,744)
Costs associated with debt financing	—	(385)

Net cash provided by financing activities	22,734	10,470

Effect of exchange rate changes on cash and cash equivalents	(92)	274

Net decrease in cash and cash equivalents	(801)	(11,011)
Cash and cash equivalents at beginning of period	4,254	19,370

Cash and cash equivalents at end of period	$3,453	$8,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2006	$125	$275,754	$(22,378)	$(704)	$(302,389)	$(49,592)
Net loss					(12,131)	(12,131)
Foreign currency translation adjustments			1,497			1,497
Reclassification of foreign currency translation adjustments			(110)			(110)
Amortization of prior service cost			(237)			(237)
Amortization of actuarial net loss			2,603			2,603
Revaluation of cash flow hedge			(1,332)			(1,332)

Comprehensive loss						(9,710)

Cumulative effect adjustment due to the adoption of FIN 48					(678)	(678)
Treasury stock purchased				(177)		(177)
Stock-based compensation	—	482	—	—	—	482

Balance, September 30, 2007	$125	$276,236	$(19,957)	$(881)	$(315,198)	$(59,675)

Balance, December 31, 2007	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(26,764)	(26,764)
Foreign currency translation adjustments			(202)			(202)
Amortization of prior service cost			(178)			(178)
Amortization of actuarial net loss			2,481			2,481
Pension curtailment adjustment			(5,815)			(5,815)
Revaluation of cash flow hedge			(463)			(463)

Comprehensive loss						(30,941)

Treasury stock purchased				(67)		(67)
Stock-based compensation	—	640	—	—	—	640

Balance, September 30, 2008	$125	$277,186	$(22,797)	$(1,012)	$(356,177)	$(102,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSTAR INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar and share amounts in thousands, unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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

Reclassifications and Adjustments

Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

In the third quarter of 2008 during its normal closing process the Company identified accounting errors related to accounts receivable and income taxes. The Company recorded adjustments to correct errors impacting the cost of products sold originating in the fourth quarter of 2007 of $1.4 million, the first quarter of 2008 of $0.2 million and the second quarter of 2008 of $0.3 million. These adjustments resulted in an increase in cost of products sold for the three and nine months ended September 30, 2008 of $1.9 million. The Company recorded adjustments to correct errors impacting income tax expense/(income) originating in the fourth quarter of 2006 of ($0.4) million, fourth quarter of 2007 of $0.3 million, first quarter of 2008 of ($0.1) million and the second quarter of 2008 of $0.1 million. These income tax adjustments resulted in an increase in income taxes for the three and nine months ended September 30, 2008 of ($0.1) million. Based upon an evaluation of the impact of these accounting errors, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of these errors were not material to the previously issued financial statements.

2. Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This standard is not expected to have a material impact on the Company’s results of operations or financial condition.

3. Risks and Uncertainties

The Company is highly leveraged and has incurred net losses during the past three years. In addition, the Company is exposed to risks, including but not limited to, reliance on Pepsi and other customers, interest rate fluctuations, the seasonal nature of its business and potential consolidation of customers.

The Company is highly leveraged.

As of September 30, 2008, there were $23.2 million of borrowings under the Revolver Loan, $6.1 million outstanding under letters of credit and $394.0 million in other debt. We had $3.5 million of cash on our balance sheet, and we had the ability to borrow $30.6 million under the Revolver Loan.

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

The Company incurred a net loss for the nine months ended September 30, 2008 of $26.8 million and for the fiscal years ended December 31, 2007 and 2006 we incurred net losses of $26.3 million and $10.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; restructuring costs; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

During the nine months ended September 30, 2008, the Company’s sales volumes and cash flow have continued to deteriorate. Total PET volume declined 11.1% for the nine months ended September 30, 2008 as compared to the same period last year. This decline is due to the previously disclosed customer contract losses in the United States and Holland, the continued trend of water manufacturers to self manufacturing and the continued trend of consumers shifting from carbonated soft drink (“CSD”) packages to non-carbonated drinks such as energy drinks and teas. In addition, the convenience store channel of distribution, which is the primary channel of distribution for single serve CSD products, continued to experience volume declines due to high fuel prices and the general negative macro economic conditions in the United States. These general macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Largely driven by the decline in sales volumes and the seasonal nature of the Company’s working capital levels that support the Company’s ability to borrow under its Revolver Loan, the Company expects that liquidity will decline through January 2009, with subsequent recovery in March 2009 as the amount of accounts receivable and inventory levels increase as the Company begins to enter its traditionally higher seasonal sales period. The Company currently projects that, under normal operating conditions, it will have adequate liquidity through this period. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. Without financing, the Company would have to seek protection under the federal bankruptcy laws.

Reliance on Pepsi and other customers.

During the first nine months of 2008 Pepsi accounted for approximately 39.3% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 75.7% of the Company’s consolidated revenues. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decline in cash flows may cause the carrying value of our assets to become unrecoverable and may result in a write-down or impairment of the Company’s assets.

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi. Under the terms of the New Agreement, effective January 1, 2009, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. The New Agreement provides the Company the exclusive right to supply, with certain exceptions, 100% of the volume required at specified Pepsi filling locations. The term of the New Agreement may be extended for a fifth year at Pepsi’s option. The Company’s expectations regarding the New Agreement are subject to several risks and assumptions, including without limitation, whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the restructuring savings described below.

In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and reduced operations in four other U.S. manufacturing facilities. The majority of the restructuring actions are expected to be completed by December 31, 2008. In connection with the restructuring the Company expects to incur one-time severance costs of approximately $0.8 million, the majority of which will be paid in the fourth quarter of 2008 and the remainder in 2009, and non-cash accelerated depreciation of approximately $5.6 million. The Company is currently in the process of estimating the charges that will result from this restructuring plan for facility exit costs. In addition, the Company expects to incur cash expenditures related to these restructuring activities of approximately $2.5 million which will be principally incurred in the fourth quarter of 2008.

The estimated annual cash savings as a result of reducing manufacturing overhead, including the savings from the previously disclosed closure of the Company’s Houston Texas facility, is expected to be approximately $28-32 million beginning in 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the restructuring plan, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008.

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

Company Plans

Although the Company’s current projections indicate that it has adequate liquidity to operate under normal operating conditions, the factors described above create uncertainty. The following outlines the Company’s plans to address these and other factors that contribute to such uncertainty.

Liquidity is a key measure of the Company’s ability to finance its operations. In addition to the Company’s ability to borrow under the provisions of its Revolver Loan, the main determinants of liquidity will be:

•	the Company’s operating results,

•	changes and amounts of working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned above.

The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory. The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investments, adjust its cost structure and pursue sales of certain assets.

The Company is currently engaged in preliminary discussions with holders of a majority of the Company’s Subordinated Notes regarding a potential debt-for-equity exchange. The Company has engaged Greenhill & Co. as its financial advisor to assist the Company in this process. If completed, such exchange will cause substantial dilution to, or the cancellation of, currently outstanding Common Stock. If all the outstanding Subordinated Notes convert to equity, the Company’s annual cash flow would improve by the elimination of the interest on the Subordinated Notes of approximately $19.3 million. One potential outcome of these discussions could be a pre-arranged Chapter 11 filing in which subordinated notes would be converted to equity and all other creditors would be unimpaired. Our interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such a filing. There can be no assurance that the Company’s discussions with the holders of Subordinated Notes will result in this or any transaction.

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

In addition, the Company decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “ Foreign Currency Translation” , for the nine months ended September 30, 2007, the Company reclassified $142 of cumulative translation adjustments out of accumulated other comprehensive loss and into other income.

In accordance with SFAS 144, the assets and related liabilities of the discontinued entities have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entities have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	September 30, 2008	December 31, 2007
Assets of Discontinued Operations:
Accounts receivable	$14	$185
Prepaid expenses and other current assets	329	342

Total current assets of discontinued operations	$343	$527

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$69	$395

Total current liabilities of discontinued operations	69	395
Other liabilities	780	743

Total liabilities of discontinued operations	$849	$1,138

The following is a summary of the results of operations for discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$—	$88	$—	$617
Income (loss) from discontinued operations before income taxes and minority interest	34	548	(36)	320
(Provision for) benefit from income taxes	(1)	(314)	15	(319)

Income (loss) from discontinued operations before minority interest	33	234	(21)	1
Minority interest	—	113	—	291

Income (loss) from discontinued operations	$33	$347	$(21)	$292

5. Accounts Receivable

	September 30, 2008	December 31, 2007
Trade and notes receivable	$61,536	$53,756
Less: allowance for doubtful accounts	(2,035)	(1,166)

Net trade and notes receivables	59,501	52,590
Value added taxes recoverable	7,536	5,760
Miscellaneous receivables	2,617	3,218

Total	$69,654	$61,568

6. Inventories

	September 30, 2008	December 31, 2007
Finished goods	$50,107	$57,633
Raw materials and supplies	14,948	15,580

Total	$65,055	$73,213

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $416 and $693 as of September 30, 2008 and December 31, 2007, respectively.

7. Property, Plant and Equipment

	September 30, 2008	December 31, 2007
Land and improvements	$3,618	$3,754
Buildings and improvements	94,472	95,922
Machinery and equipment	578,422	589,740

	676,512	689,416
Less: accumulated depreciation and amortization	(553,973)	(545,233)

	122,539	144,183
Construction in progress	17,121	2,878

Property, plant and equipment, net	$139,660	$147,061

In July 2008, the Company completed its sale of certain equipment from its Houston, Texas facility which resulted in a gain on the disposal of assets of $1,188.

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

A summary of short-term and long-term debt follows:

	September 30, 2008	December 31, 2007
Short-Term:
Revolver	$23,172	$438

Long-Term:
Senior notes	$220,000	$220,000
Senior subordinated notes	175,000	175,000
Unamortized debt discount	(1,071)	(1,267)

	$393,929	$393,733

At September 30, 2008 and December 31, 2007, there was $6.1 million and $7.0 million, respectively, outstanding under letters of credit.

9. Restructuring and Other Related Charges

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi.”) Under the terms of the New Agreement, effective January 1, 2009, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and a reduction of operations in four other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.

In connection with the restructuring actions described above, (the “2008 Plans” or “2008 Restructuring”), the Company expects to incur total charges of approximately $9.1 - $10.1 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $0.9 million related to costs to exit facilities, (ii) an estimated $1.2 million related to employee severance and other termination benefits the majority of which will be paid in the fourth quarter of 2008 and the remainder in 2009, and (iii) an estimated $7.3 million of accelerated depreciation and other non-cash charges. Per SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company’s estimated future rental costs due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.0 million in 2009 and $0.8 million in 2010. In addition, the Company expects to incur cash expenditures related to these restructuring activities of approximately $2.5 million for transfers of equipment which will be principally incurred in the fourth quarter of 2008.

The estimated annual cash savings as a result of reducing manufacturing overhead is expected to be approximately $28-32 million beginning in 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the 2008 Plans, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008. The majority of these restructuring actions are expected to be completed by December 31, 2008.

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

The following table presents a summary of the restructuring reserve activity by plan year:

	2007 Plans			2008 Plans
	Contract and Lease Termination Costs	Severance and Termination Benefits	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance, December 31, 2007	$488	$228	$228	$—	$—	$944
Charges to income	173	—	—	864	1,191	2,228
Payments	(497)	(221)	(239)	(667)	(365)	(1,989)
Adjustments	(152)	8	11	—	—	(133)

Balance, September 30, 2008	$12	$15	$—	$197	$826	$1,050

In addition to the charges above, during the nine months ended September 30, 2008, the Company wrote off deferred rent of $180 which reduced restructuring expense, recorded $72 of other costs and recorded accretion expense related to an asset retirement obligation of $6. Also, as a result of the 2008 Restructuring the Company recorded accelerated depreciation and other non-cash charges of $2.5 million which are included in cost of products sold in the condensed consolidated statement of operations.

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

On October 8, 2008, Marshall Packaging Co. LLC filed a complaint in the Eastern District of Texas, C. A. No. 6:08cv394, against the Company, as well as certain bottled water companies, alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages. The complaint alleges that the Company has infringed and is infringing the patent by making and selling certain beverage containers, but does not specifically identify the accused containers. The Company has not been served with process in that action, and therefore, it has not yet filed an answer to the complaint and no deadline for filing an answer has been set. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend itself in the action. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

Previously, on March 13, 2007, Marshall Packaging Co. LLC brought suit in the Eastern District of Texas, C. A. No. 6:07cv118, against Amcor PET Packaging USA Inc. and Wal-Mart Stores Inc., alleging infringement of the same patent, U.S. Patent No. RE 38,770, seeking injunctive relief and monetary damages (“the Lawsuit”). On April 5, 2007, Marshall settled with Amcor for an undisclosed amount and Amcor was subsequently dismissed from the Lawsuit. On June 29, 2007, Marshall amended its Complaint to add Premium Waters, Inc., a Wal-Mart supplier, as a defendant. On October 31, 2008, a Stipulation of Dismissal of Claims among Marshall, Premium and Wal-Mart was filed with the Court. On November 3, 2008, the Court entered an order dismissing all claims asserted against Premium and Wal-Mart with prejudice. The Company is a supplier of certain containers to Premium, and Premium previously claimed indemnity from the Company with respect to some as yet unknown portion of the containers that Premium sells to Wal-Mart. The Company does not know which or how many Constar containers are included among those accused in the Lawsuit. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend against any attempt to implicate its containers in the Lawsuit. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30, 2008	December 31, 2007
Postretirement liabilities, net of tax	$(24,055)	$(20,543)
Cash-flow hedge, net of tax	(2,484)	(2,021)
Foreign currency translation adjustments	3,742	3,944

Accumulated other comprehensive loss	$(22,797)	$(18,620)

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(14,216)	$(1,166)	$(26,764)	$(12,131)
Foreign currency translation adjustment	(1,631)	1,024	(202)	1,387
Postretirement amortization	870	788	2,303	2,366
Pension curtailment	(5,815)	—	(5,815)	—
Revaluation of cash flow hedge	(576)	(2,627)	(463)	(1,332)

Comprehensive loss	$(21,368)	$(1,981)	$(30,941)	$(9,710)

12. Stock-Based Compensation

The following table summarizes restricted stock activity during the nine months ended September 30, 2008:

	Number of Shares
(Shares in thousands)	2002 Plan	2002 Directors Plan	2007 Plan	2007 Directors Plan	Total
Nonvested, December 31, 2007	310	9	35	—	354
Granted	—	—	264	5	269
Vested	(71)	(4)	(12)	—	(87)
Forfeited	(17)	—	(15)	—	(32)

Nonvested, September 30, 2008	222	5	272	5	504

During the nine months ended September 30, 2008, the Company granted 264 shares of restricted stock under its 2007 Stock-Based Incentive Compensation Plan. These grants include a condition that provides that such restricted stock will vest only if certain targets for the Company’s stock price are achieved. If the market condition is not satisfied by the third anniversary of the date of grant, the awards will not vest. Subject to the attainment of the market condition by the Company, the awards will vest, if at all, in annual installments over a three year period beginning in the first quarter of 2009, the first anniversary of the grant date. The awards may vest more rapidly if certain other targets for the Company’s stock price are achieved. The awards have a term of three years from the date of grant.

In addition, during the nine months ended September 30, 2008, the Company granted 5 shares of restricted stock under its 2007 Non-Employee Director’s Equity Incentive Plan. These grants vest one-third per year over three years.

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

The assumptions used to estimate the fair value of restricted stock awards granted during the nine months ended September 30, 2008 were as follows:

Expected volatility	71.4%
Risk-free rate	2.6%
Dividend yield	—%

As of September 30, 2008, there was $802 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 1.0 year. The total fair value of shares vested was $207 for the nine months ended September 30, 2008.

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2008:

(RSU’s in thousands)	RSUs
Outstanding, December 31, 2007	211
Vested	(44)
Forfeited	(4)

Outstanding, September 30, 2008	163

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. The fair value of the liability associated with the outstanding RSUs was $55 and $223 as of September 30, 2008 and December 31, 2007, respectively.

The following table summarizes total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Restricted stock	$143	$161	$640	$482
Restricted stock units	(143)	(76)	(168)	91

	$—	$85	$472	$573

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

	Three months ended September 30,		Nine months ended September 30,
(shares in thousands)	2008	2007	2008	2007
Basic weighted average shares outstanding	12,411	12,315	12,394	12,306
Potentially dilutive securities:
Employee stock options	—	—	—	—
Restricted stock	—	—	—	—

Total	—	—	—	—

Diluted weighted average shares outstanding	12,411	12,315	12,394	12,306

For the three months ended September 30, 2008 and 2007, Diluted EPS excludes approximately 0.5 million shares and 0.3 million shares of restricted stock, respectively, and Diluted EPS for the nine months ended September 30, 2008 and 2007 excludes approximately 0.6 million shares and 0.3 million shares of restricted stock, respectively, due to the losses for the periods.

Diluted EPS for the three and nine months ended September 30, 2007 excludes approximately 0.2 million stock options because the option price was greater than the average market price of our common stock. There were no stock options outstanding during the three and nine months ended September 30, 2008.

14. Pension and Other Postretirement Benefits

The components of net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$164	$178	$342	$258	$177	$435
Interest cost	1,349	174	1,523	1,195	162	1,357
Expected return on plan assets	(1,495)	(229)	(1,724)	(1,469)	(208)	(1,677)
Amortization of net loss	597	58	655	647	42	689
Amortization of prior service cost	15	(11)	4	16	(18)	(2)
Curtailment	21	—	21	—	—	—

Total pension expense	$651	$170	$821	$647	$155	$802

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(in thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$534	$534	$1,068	$775	$530	$1,305
Interest cost	3,887	520	4,407	3,583	485	4,068
Expected return on plan assets	(4,611)	(687)	(5,298)	(4,407)	(623)	(5,030)
Amortization of net loss	1,567	173	1,740	1,944	126	2,070
Amortization of prior service cost	46	(31)	15	47	(54)	(7)
Curtailment	21	—	21	—	—	—

Total pension expense	$1,444	$509	$1,953	$1,942	$464	$2,406

Due to a reduction in its workforce as a result of the 2008 restructuring, the Company recorded a curtailment charge of $21 for the three and nine months ended September 30, 2008. The curtailment resulted in an increase in the benefit obligation and a decrease in accumulated other comprehensive income of $5,815.

The Company estimates that its expected contribution to its pension plans for 2008 will be approximately $4.5 million of which $1.3 million and $3.5 million was paid during the three and nine months ended September 30, 2008, respectively.

Other Postretirement Benefits

The components of other postretirement benefits cost were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Interest cost	$92	$63	$275	$188
Amortization of net loss	245	178	734	534
Amortization of prior service cost	(77)	(77)	(230)	(231)

Total other postretirement benefits expense	$260	$164	$779	$491

15. Income Taxes

The Company recorded a benefit from income taxes of $63 and $95 for the three and nine months ended September 30, 2008, respectively. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

Total unrecognized tax benefits as of September 30, 2008 and December 31, 2007, were $0.6 million and $0.7 million, respectively, and is included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2008 and December 31, 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

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

The Company accounted for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The fair value of the interest rate swap liability was $2,484 at September 30, 2008 and $2,021 at December 31, 2007. For the nine months ended September 30, 2008, the Company recorded an unrealized loss in other comprehensive income of $463. For the nine months ended September 30, 2007, the Company recorded an unrealized loss in other comprehensive income of $1,332 related to the cash flow hedge.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$2,484	$—	$2,484

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

18. Other Income (Expense)

Other income (expense) consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Royalty income	$189	$225	$694	$728
Interest income	35	107	129	373
Foreign exchange gains (losses)	(2,347)	(124)	(3,488)	134
Other income (expense)	33	(43)	8	(145)

Other income (expense), net	$(2,090)	$165	$(2,657)	$1,090

19. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net customer sales by country for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
United States	$181,704	$180,290	$538,956	$526,333
United Kingdom	39,791	37,787	121,022	111,253
Other	5,611	6,617	21,941	37,916

	$227,106	$224,694	$681,919	$675,502

20. Condensed Consolidating Financial Information

The Company’s Senior Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Senior Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007;

•	Condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007; and

•	Condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and September 30, 2007.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,899	$554	$—	$3,453
Intercompany receivables	—	179,335	11,421	(190,756)	—
Accounts receivable, net	—	68,135	3,246	—	71,381
Inventories, net	—	62,765	2,298	(8)	65,055
Prepaid expenses and other current assets	—	19,042	556	—	19,598
Deferred income taxes	—	2,101		—	2,101
Current assets of discontinued operations	—	—	343	—	343

Total current assets	—	334,277	18,418	(190,764)	161,931

Property, plant and equipment, net	—	135,684	4,352	(376)	139,660
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	475,533	17,513	—	(493,046)	—
Other assets	6,252	5,864	127	—	12,243
Non current assets held for sale				—	—
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$481,785	$642,151	$22,897	$(684,186)	$462,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$23,172	$—	$—	$—	$23,172
Accounts payable and accrued liabilities	8,488	105,439	3,199	—	117,126
Intercompany payable	156,386	33,815	939	(191,140)	—
Current liabilities of discontinued operations	—	—	69	—	69

Total current liabilities	188,046	139,254	4,207	(191,140)	140,367

Long-term debt, net of debt discount	393,929	—	—	—	393,929
Pension and postretirement liabilities	—	13,539	397	—	13,936
Deferred income taxes	—	2,101	—	—	2,101
Other liabilities	2,485	11,724	—	—	14,209
Liabilities associated with assets held for sale	—		—	—	—
Non-current liabilities of discontinued operations	—	—	780	—	780

Total liabilities	584,460	166,618	5,384	(191,140)	565,322

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(102,675)	475,533	17,513	(493,046)	(102,675)

Total liabilities and stockholders’ equity (deficit)	$481,785	$642,151	$22,897	$(684,186)	$462,647

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(In thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,294	$960	$—	$4,254
Intercompany receivables	—	168,235	10,774	(179,009)	—
Accounts receivable, net	—	58,706	2,989	—	61,695
Inventories, net	—	69,822	3,391	—	73,213
Prepaid expenses and other current assets	—	18,899	306	—	19,205
Deferred income taxes	—	2,045	—	—	2,045
Current assets of discontinued operations	—	—	527	—	527

Total current assets	—	321,001	18,947	(179,009)	160,939

Property, plant and equipment, net	—	142,662	4,814	(415)	147,061
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	475,587	16,977	—	(492,564)	—
Other assets	7,552	7,578	346	—	15,476
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$483,139	$637,031	$24,107	$(671,988)	$472,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$438	$—	$—	$—	$438
Accounts payable and accrued liabilities	5,267	111,179	5,017	—	121,463
Intercompany payable	153,987	25,133	304	(179,424)	—
Current liabilities of discontinued operations	—	—	395	—	395

Total current liabilities	159,692	136,312	5,716	(179,424)	122,296

Long-term debt	393,733	—	—	—	393,733
Pension and postretirement liabilities	—	10,697	671	—	11,368
Deferred income taxes	—	2,045	—	—	2,045
Other liabilities	2,021	12,390	—	—	14,411
Non-current liabilities of discontinued operations	—	—	743	—	743

Total liabilities	555,446	161,444	7,130	(179,424)	544,596

Commitments and contingent liabilities
Stockholders’ equity (deficit)	(72,307)	475,587	16,977	(492,564)	(72,307)

Total liabilities and stockholders’ equity (deficit)	$483,139	$637,031	$24,107	$(671,988)	$472,289

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$224,518	$5,611	$—	$230,129
Cost of products sold, excluding depreciation	—	210,448	5,884	—	216,332
Depreciation	—	8,501	147	—	8,648

Gross profit	—	5,569	(420)	—	5,149
Selling and administrative expenses	—	5,813	137	—	5,950
Research and technology expenses	—	1,825	—	—	1,825
Provision for restructuring	—	1,168	—	—	1,168
Gain on Disposal of Assets	—	(1,188)	—	—	(1,188)

Total operating expenses	—	7,618	137	—	7,755

Operating income	—	(2,049)	(557)	—	(2,606)
Interest expense	(9,366)	(400)	150	—	(9,616)
Other income (expense), net	—	(2,078)	(12)	—	(2,090)

Income (loss) from continuing operations before income taxes	(9,366)	(4,527)	(419)	—	(14,312)
Provision for income taxes	—	94	(31)	—	63

Income (loss) from continuing operations	(9,366)	(4,433)	(450)	—	(14,249)
Equity earnings	(4,850)	(417)	—	5,267	—
Income from discontinued operations, net of taxes	—	—	33	—	33

Net income (loss)	$(14,216)	$(4,850)	$(417)	$5,267	$(14,216)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$665,835	$21,941	$—	$687,776
Cost of products sold, excluding depreciation	—	613,578	20,456	—	634,034
Depreciation	—	23,933	531	—	24,464

Gross profit	—	28,324	954	—	29,278
Selling and administrative expenses	—	17,109	430	—	17,539
Research and technology expenses	—	6,180	—	—	6,180
Provision for restructuring		1,974			1,974
Gain on disposal of assets	—	(1,227)	—	—	(1,227)

Total operating expenses	—	24,036	430	—	24,466

Operating income	—	4,288	524	—	4,812
Interest expense	(28,329)	(1,097)	433	—	(28,993)
Other income (expense), net	—	(2,699)	42	—	(2,657)

Income (loss) from continuing operations before income taxes	(28,329)	492	999	—	(26,838)
Provision for income taxes	—	8	87	—	95

Income (loss) from continuing operations	(28,329)	500	1,086	—	(26,743)
Equity earnings	1,565	1,065	—	(2,630)	—
Income from discontinued operations, net of taxes	—	—	(21)	—	(21)

Net income (loss)	$(26,764)	$1,565	$1,065	$(2,630)	$(26,764)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$640,831	$37,916		$678,747
Cost of products sold, excluding depreciation	—	578,155	34,286		612,441
Depreciation	—	21,246	696	—	21,942

Gross profit	—	41,430	2,934	—	44,364
Selling and administrative expenses	—	17,649	810		18,459
Research and technology expenses	—	5,397	—	—	5,397
Provision for restructuring	—	410	2,757	—	3,167

Total operating expenses	—	23,456	3,567	—	27,023

Operating income	—	17,974	(633)	—	17,341
Interest expense	(30,143)	(934)	223	—	(30,854)
Other income (expense), net	—	1,294	(204)	—	1,090

Income (loss) from continuing operations before income taxes	(30,143)	18,334	(614)	—	(12,423)
Provision for income taxes	—	—	—	—	—

Income (loss) from continuing operations	(30,143)	18,334	(614)	—	(12,423)
Equity earnings	18,012	(903)	—	(17,109)	—
Income from discontinued operations, net of taxes	—	581	(289)	—	292

Net income (loss)	$(12,131)	$18,012	$(903)	$(17,109)	$(12,131)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(26,764)	$1,565	$1,065	$(2,630)	$(26,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		25,452	531	—	25,983
Stock-based compensation		472	—	—	472
Gain on disposal of assets	—	(1,227)	—	—	(1,227)
Equity earnings	(1,565)	(1,065)	—	2,630	—
Changes in operating assets and liabilities	3,221	(5,007)	(1,918)	—	(3,704)

Net cash provided by (used in) operating activities	(25,108)	20,190	(322)	—	(5,240)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(19,824)	(224)	—	(20,048)
Proceeds from the sale of property, plant and equipment	—	1,845	—	—	1,845

Net cash used in investing activities	—	(17,979)	(224)	—	(18,203)

Cash flows from financing activities:
Proceeds from Revolver loan	617,663		—	—	617,663
Repayment of Revolver loan	(594,929)		—	—	(594,929)
Net change in intercompany loans	2,374	(2,519)	145	—	—
Costs associated with debt refinancing	—	—	—	—	—

Net cash provided by (used in) financing activities	25,108	(2,519)	145	—	22,734

Effect of exchange rate changes on cash and cash equivalents	—	(87)	(5)	—	(92)

Net increase (decrease) in cash and cash equivalents	—	(395)	(406)	—	(801)
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$2,899	$554	$—	$3,453

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,131)	$18,012	$(903)	$(17,109)	$(12,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,741	21,081	549	—	23,371
Stock-based compensation	—	573	—	—	573
Reclassification gain of foreign currency translation adjustments	—	—	(110)		(110)
Equity earnings	(18,012)	903	—	17,109	—
Changes in operating assets and liabilities	5,463	(21,217)	3,078	—	(12,676)

Net cash provided by (used in) operating activities	(22,939)	19,352	2,614	—	(973)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(23,448)	(142)	—	(23,590)
Proceeds from the sale of property, plant and equipment	—	3,020	(212)	—	2,808

Net cash used in investing activities	—	(20,428)	(354)	—	(20,782)

Cash flows from financing activities:
Proceeds from Revolver loan	588,599	—	—	—	588,599
Repayment of Revolver loan	(577,744)	—	—	—	(577,744)
Net change in intercompany loans	12,469	(10,988)	(1,481)	—	—
Costs associated with debt refinancing	(385)	—	—	—	(385)

Net cash provided by (used in) financing activities	22,939	(10,988)	(1,481)	—	10,470

Effect of exchange rate changes on cash and cash equivalents	—	83	191	—	274

Net increase (decrease) in cash and cash equivalents	—	(11,981)	970	—	(11,011)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$4,307	$4,052	$—	$8,359

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures and other non-PET containers representing 5% of sales for the first nine months of 2008. Approximately 79% of the Company’s revenues in the first nine months of 2008 were generated in the United States, with the remainder attributable to its European operations. During the first nine months of 2008, one customer accounted for approximately 39% of the Company’s consolidated revenues, while the top ten customers accounted for an aggregate of approximately 76% of the Company’s consolidated revenues. Approximately 69% of the Company’s sales in the first nine months of 2008 related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During the third quarter of 2008, consolidated conventional unit volume declined 15.4% due to the continued movement of water bottlers to self-manufacturing, the previously disclosed losses of conventional customer contracts, the negative impact of high gasoline prices on the convenience store and gas station distribution channels and consumers shifting their preferences from carbonated soft drinks (“CSD”) to alternative beverages.

The Company expects that water bottlers will continue to shift towards manufacturing their own single service water bottles. This trend accounted for 46% of the consolidated conventional unit volume decline for the third quarter of 2008 as mentioned above. The Company believes that this trend is reaching the end of its cycle, with the majority of single service water bottles now being produced in-house. What remaining volume is produced by merchant suppliers will likely transition to in-house manufacture over the next few years. In addition, the Company expects that some future movement toward self-manufacturing of CSD packages will occur. CSD self-manufacturing infrastructure costs are much higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company expects a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space to add blow-molding equipment exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support these in-house blow-molding operations from merchant suppliers. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, increased pricing, and retaining the replacement preform volume at acceptable margins.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. Part of the Company’s strategy is to increase its presence in this higher profit and growth segment of the market. The technology required to produce certain types of custom products is commonly available. For custom products that require oxygen barrier technology, the Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar ® , MonOxbar ® , and DiamondClear ® ) are the best performing oxygen barrier technologies in the market today and will drive continued growth for the Company within the custom segment of the market. The Company’s patents pertaining to Oxbar ® and MonOxbar ® began to expire in 2008. The Company believes that DiamondClear containers provide superior clarity to MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. The Company believes that there are significant growth opportunities for the conversion of glass and aluminum containers to PET containers for small sized carbonated soft drinks, bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 26% of the Company’s sales in the first nine months of 2008 related to custom PET containers. Custom unit volume increased approximately 9.9% in the third quarter of 2008 as compared to the same period in 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2008, the Company expects to achieve a net positive impact of contractual price increases of between $4.0 million and $6.0 million.

Based on the Company’s current volume estimates, the volume-weighted average term of the Company’s contracts, excluding Pepsi, is approximately 3.9 years. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding.

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

During the last nine months, the Company has experienced unprecedented cost increases in energy and freight, which are major cost components of the Company’s operations. In reaction to these cost increases the Company implemented two freight related increases effective February 1 and July 1, 2008 for its U.S. operations. In addition, to offset the negative impact of energy and other cost increases, the Company announced a price increase effective August 1, 2008 for all US customers. The annualized impact of this increase is estimated to be between $1.5 million and $1.8 million annually.

The Company is highly leveraged. As of September 30, 2008, the Company’s debt structure consisted of a $75.0 million Revolver Loan, $220.0 million of Senior Notes and $175.0 million of Subordinated Notes. As of September 30, 2008, the Company had $23.2 million outstanding under its Revolver Loan and $6.1 million outstanding under letters of credit. Interest expense for the first nine months of 2008 was $29.0 million.

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi. Under the terms of the New Agreement, effective January 1, 2009, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. The New Agreement provides the Company the exclusive right to supply, with certain exceptions, 100% of the volume required at specified Pepsi filling locations. The term of the New Agreement may be extended for a fifth year at Pepsi’s option. The Company’s expectations regarding the New Agreement are subject to several risks and assumptions, including without limitation, whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the restructuring savings described below.

In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and reduced operations in four other U.S. manufacturing facilities. The majority of the restructuring actions are expected to be completed by December 31, 2008. In connection with the restructuring the Company expects to incur one-time severance costs of approximately $0.8 million, the majority of which will be paid in the fourth quarter of 2008 and the remainder in 2009, and non-cash accelerated depreciation charges of approximately $5.6 million. The Company is currently in the process of estimating the charges that will result from this restructuring plan for facility exit costs. In addition, the Company expects to incur cash expenditures related to these restructuring activities of approximately $2.5 million for transfers of equipment which will be principally incurred in the fourth quarter of 2008.

The estimated annual cash savings as a result of reducing manufacturing overhead, including the savings from the previously disclosed closure of the Company’s Houston Texas facility, is expected to be approximately $28-32 million beginning in 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the restructuring plan, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008.

During the nine months ended September 30, 2008, the Company’s sales volumes and cash flow have continued to deteriorate. Total PET volume declined 11.1% for the nine months ended September 30, 2008 as compared to the same period last year. This decline is due to the previously disclosed customer contract losses in the United States and Holland, the continued trend of water manufacturers to self manufacturing and the continued trend of consumers shifting from CSD packages to non-carbonated drinks such as teas and alternative beverages. In addition, the convenience store channel of distribution, which is the primary channel of distribution for single serve CSD products, continued to experience volume declines due to high fuel prices and the general negative macro economic conditions in the United States. These general macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Largely driven by the decline in sales volumes and the seasonal nature of the Company’s working capital levels that support the Company’s ability to borrow under its Revolver Loan, the Company expects that liquidity will decline through January 2009, with subsequent recovery in March 2009 as the amount of accounts receivable and inventory levels increase as the Company begins to enter its traditionally higher seasonal sales period. The Company currently projects that, under normal operating conditions, it will have adequate liquidity through this period. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. Without financing, the Company would have to seek protection under the federal bankruptcy laws.

The Company is currently engaged in preliminary discussions with holders of a majority of the Company’s Subordinated Notes regarding a potential debt-for-equity exchange. The Company has engaged Greenhill & Co. as its financial advisor to assist the Company in this process. If completed, such exchange will cause substantial dilution to, or the cancellation of, currently outstanding Common Stock. If all the outstanding Subordinated Notes convert to equity, the Company’s annual cash flow would improve by the elimination of the interest on the Subordinated Notes of approximately $19.2 million. One potential outcome of these discussions could be a pre-arranged Chapter 11 filing in which subordinated notes would be converted to equity and all other creditors would be unimpaired. Our interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such a filing. There can be no assurance that the Company’s discussions with the holders of Subordinated Notes will result in this or any transaction.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

Net Sales

	Three months ended September 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2008	2007
United States	$184.7	$181.4	$3.3	1.8%
Europe	45.4	44.4	1.0	2.3%

Total	$230.1	$225.8	$4.3	1.9%

The increase in consolidated net sales was driven by the pass-through of higher resin costs to customers, an increase in custom unit sales and price increases, offset by a decrease in conventional unit volume and the negative impact of foreign currency translation. Conventional unit volume declined 15.4% for the three months ended September 30, 2008 as compared to the same period last year. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing and the previously disclosed loss of conventional customer contracts in the U.S. and the Company’s Holland operations. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to alternative beverages and the negative impact of high gasoline prices on the convenience store and gas station distribution channels. The decrease in water and CSD bottle volumes was partially offset by an increase in custom unit volume of 9.9%.

The increase in U.S. net sales was principally driven by the pass-through of higher resin costs to customers, along with an increase in price, offset by a decrease in unit volume. Total U.S. unit volume decreased 7.3% over the third quarter of 2007. Custom unit volume increased 9.9%, while conventional unit volume declined 19.3% compared to the third quarter of 2007. Approximately 46% of the conventional unit volume decline in the U.S. was due to water bottlers shifting to self-manufacturing with an additional 14.4% of the decline due to the previously disclosed loss of a conventional customer contract.

The increase in European net sales in the third quarter of 2008 was primarily driven by the pass-through of higher resin costs to customers, offset in part by a decrease in unit volume and a negative foreign currency impact. Total European unit volume decreased by 10.3% compared to the third quarter of 2007 due primarily to the previously disclosed customer loss in the Company’s Holland operations.

Gross Profit

	Three months ended September 30,		Increase (Decrease)
(dollars in millions)	2008	2007
United States	$6.5	$16.4	$(9.9)
Europe	(1.4)	0.6	(2.0)

Total	$5.1	$17.0	$(11.9)

Percent of net sales	2.2%	7.5%

The decrease in gross profit in the third quarter of 2008 compared to the third quarter of 2007 was the result of lower conventional unit volumes and higher energy costs and increased depreciation expense, offset in part by increases in price and higher custom volumes. In addition, the Company recorded adjustments to correct errors for prior periods dating back to December 31, 2007. These adjustments resulted in a decrease in U.S. gross profit for the three months ended September 30, 2008 of $1.9 million.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.7 million, or 10.6%, to $6.0 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007. The decrease is primarily due to lower legal and other professional fees of $0.5 million, and lower facility costs of $0.3 million.

Research and Technology Expenses

Research and technology expenses were $1.8 million in the third quarter of 2008 compared to $1.6 million in the third quarter of 2007. The research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

Restructuring charges were $1.2 million for the third quarter of 2008 compared to no provision in the third quarter of 2007. The restructuring charges recorded in the third quarter of 2008 primarily relate to the restructuring actions taken due to the impact of the new Pepsi agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges consist of $0.4 million of facility exit costs and $0.8 million of severance costs. In addition, the Company recorded $0.8 million for accelerated depreciation and other non-cash charges that were reflected in the Company’s calculation of gross profit.

Operating Income

Operating loss was $2.6 million in the third quarter of 2008 compared to operating income of $8.8 million in the third quarter of 2007. This decrease in operating income primarily relates to the lower unit volume described above and increases in energy and restructuring costs.

Interest Expense

Interest expense decreased $0.8 million to $9.6 million in the third quarter of 2008 from $10.4 million in the third quarter of 2007 as a result of lower effective interest rates, offset in part by higher average borrowings.

Other Income (Expense), net

Other expense, net was $2.1 million in the third quarter of 2008 compared to other income, net of $0.2 million in the third quarter of 2007. The decrease in other income in the third quarter of 2008 primarily resulted from the negative impact of foreign currency on the translation of intra-company balances. Other income (expense), net consists primarily of foreign exchange losses and royalty income.

Provision for Income Taxes

The Company recorded a benefit from income taxes for the third quarter of 2008 of $0.1 million compared to no benefit for the third quarter of 2007.

Total unrecognized tax benefits as of September 30, 2008 and December 31, 2007, were $0.6 million and $0.7 million, respectively, and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2008 and December 31, 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Income from Discontinued Operations, net of taxes

Income from discontinued operations in the third quarter of 2008 was zero compared to income from discontinued operations of $0.3 million in the third quarter of 2007. The income related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Net Loss

Net loss in the third quarter of 2008 was $14.2 million, or $1.15 loss per basic and diluted share, compared to a net loss in the third quarter of 2007 of $1.2 million, or $0.09 loss per basic and diluted share.

Nine Months Ended September 30, 2008 and 2007

Net Sales

	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2008	2007
United States	$544.8	$529.6	$15.2	2.9%
Europe	143.0	149.1	(6.1)	(4.1)%

Total	$687.8	$678.7	$9.1	1.3%

The increase in consolidated net sales was primarily driven by the pass through of higher resin costs to customers, an increase in custom unit sales and price increases, offset by a decline in conventional unit volumes. Conventional unit volume declined 15.9% for the nine months ended September 30, 2008 as compared to the same period last year. The decline in conventional unit volume was driven by a decrease in water volume due to the continued movement of water bottlers to self-manufacturing and the loss of previously disclosed conventional customer contracts in the U.S. and the Company’s Holland operation. In addition, CSD volume decreased due to consumers shifting their preferences from carbonated soft drinks to alternative beverages and the negative impact of high gasoline prices on the convenience store and gas station distribution channels.

The increase in U.S. net sales was principally driven by the pass through of higher resin costs, the impact of contractual price increases and an increase in custom unit volume offset in part by lower conventional unit volume. Total U.S. unit volume decreased 6.8% compared to the nine months ended September 30, 2007. Custom unit volume increased 15.5%, while conventional unit volume declined 16.0% compared to the nine months ended September 30, 2007. Approximately 42% of the conventional unit decline in the U.S. was due to water bottlers shifting to self-manufacturing with an additional 18% of the decline due to the previously disclosed loss of a conventional customer.

The decrease in European net sales for the nine months ended September 30, 2008 was primarily due to decreased total unit volume of 12.9% driven primarily by the previously disclosed loss of a customer in the Company’s Holland operation, offset in part by the pass through of higher resin costs compared to the nine months ended September 30, 2007.

Gross Profit

	Nine months ended September 30,		Increase (Decrease)
(dollars in millions)	2008	2007
United States	$27.9	$41.0	$(13.1)
Europe	1.4	3.4	(2.0)

Total	$29.3	$44.4	$(15.1)

Percent of net sales	4.3%	6.5%

The decrease in gross profit for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was the result of the lower unit volumes described above and an increase in energy costs, offset in part by increases in prices and higher custom unit volume. In addition, the Company recorded adjustments to correct errors for prior periods dating back to December 31, 2007. These adjustments resulted in a decrease in U.S. gross profit for the nine months ended September 30, 2008 of $1.9 million.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.2 million, or 6.5%, to $17.5 million for the nine months ended September 30, 2008 from $18.8 million for the nine months ended September 30, 2007. This decrease was primarily driven by lower legal, audit, and other professional fees of $1.9 million and other administrative costs of $0.7 million, partially offset by increased compensation expense of $1.1 million and bad debt expense of $0.7 million.

Research and Technology Expenses

Research and technology expenses were $6.2 million for the nine months ended September 30, 2008 compared to $5.4 million for the nine months ended September 30, 2007. This increase was primarily driven by increased regulatory costs associated with the Company’s proprietary technologies. Research and technology expenses relate to spending for the Company’s existing proprietary technologies and new emerging technologies.

Provision for Restructuring

Restructuring charges were $2.0 million for the nine months ended September 30, 2008 compared to $3.2 million for the nine months ended September 30, 2007.

The restructuring charges recorded in the nine months ended September 30, 2008 primarily relate to the restructuring actions taken due to the impact of the new Pepsi agreement and the shut-down of the Company’s Houston facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges consist of $0.9 million of facility exit costs and $1.2 million of severance costs. In addition, the Company recorded $2.5 million for accelerated depreciation and other non-cash charges that were reflected in the Company’s calculation of gross profit.

During the nine months ended September 30, 2007 the Company recorded restructuring charges of $3.2 million as a result of the loss of a key customer contract as previously disclosed, which consisted primarily of severance costs principally related to the Company’s operations in the Netherlands.

Operating Income

Operating income was $4.8 million for the nine months ended September 30, 2008 compared to $17.3 million for the nine months ended September 30, 2007. This decrease in operating income primarily relates to the decreased operating performance described above, along with an increase in energy costs compared to the nine months ended September 30, 2007.

Interest Expense

Interest expense decreased $1.9 million to $29.0 million in the nine months ended September 30, 2008 from $30.9 million in the nine months ended September 30, 2007 as a result of lower effective interest rates, offset in part by higher average borrowings.

Other Income (Expense), net

Other expense, net was $2.7 million in the nine months ended September 30, 2008 compared to other income of $1.1 million in the nine months ended September 30, 2007. The decrease in other income primarily resulted from the negative impact of foreign currency translation of intra-company balances. Other income (expense), net consists primarily of foreign exchange losses and royalty income.

Provision for Income Taxes

The Company recorded a benefit from income taxes for the nine months ended September 30, 2008 of $0.1 million compared to no benefit for the nine months ended September 30, 2007.

Total unrecognized tax benefits as of September 30, 2008 and December 31, 2007, were $0.6 million and $0.7 million, respectively, and is included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2008 and December 31, 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Income (Loss) from Discontinued Operations, net of taxes

Income from discontinued operations for the nine months ended September 30, 2008 was zero compared to income of $0.3 million in the nine months ended September 30, 2007. The income is related to the shutdown and run-off of operations in Turkey, which began in May 2006, and in Italy, which began in December 2006. The Company completed the liquidation of its Turkish joint venture in October 2007. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Net Loss

Net loss for the nine months ended September 30, 2008 was $26.8 million, or $2.16 loss per basic and diluted share, compared to a net loss for the nine months ended September 30, 2007 of $12.1 million, or $0.99 loss per basic and diluted share.

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

At September 30, 2008, there was $220.0 million outstanding on the Senior Notes, $175.0 million outstanding on the Subordinated Notes, $23.2 million outstanding on the Revolver Loan, and $6.1 million of letters of credit issued under the Revolver Loan.

The Revolver Loan imposes maximum capital expenditures of $47.5 million in 2008 and 2009. These capital expenditure covenants allow for the carry forward of a certain amount of spending below covenant levels in previous periods. In 2007, Constar spent $31.1 million in capital expenditures, allowing $12.3 million to be carried over to 2008. The Company currently expects to spend between $25 million and $29 million in capital expenditures in 2008.

Liquidity, defined as cash and availability under the Revolver Loan, is a key measure of the Company’s ability to finance its operations. The principal determinant of 2008 liquidity will be 2008 financial performance. Liquidity at September 30, 2008 was $34.0 million as compared to $63.4 million at September 30, 2007.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the factors mentioned below. The Company’s cash requirements are typically greater during the first and second quarters of each year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales.

Based on the terms and conditions of our debt obligations and our current operations and expectations for future growth, we believe that cash generated from operations, together with amounts available under our Revolver Loan, will be adequate to permit us to meet our current and expected operating requirements and capital investment, although no assurance can be given in this regard.

During the nine months ended September 30, 2008, the Company’s sales volumes and cash flow have continued to deteriorate. Total PET volume declined 11.1% for the nine months ended September 30, 2008 as compared to the same period last year. This decline is due to the previously disclosed customer contract losses in the United States and Holland, the continued trend of water manufacturers to self manufacturing and the continued trend of consumers shifting from CSD packages to non-carbonated drinks such as teas and alternative beverages. In addition, the convenience store channel of distribution, which is the primary channel of distribution for single serve CSD products, continued to experience volume declines due to high fuel prices and the general negative macro economic conditions in the United States. These general macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

Largely driven by the decline in sales volumes and the seasonal nature of the Company’s working capital levels that support the Company’s ability to borrow under its Revolver Loan, the Company expects that liquidity will decline through January 2009, with subsequent recovery in March 2009 as the amount of accounts receivable and inventory levels increase as the Company begins to enter its traditionally higher seasonal sales period. The Company currently projects that, under normal operating conditions, it will have adequate liquidity through this period. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. Without financing, the Company would have to seek protection under the federal bankruptcy laws.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under our defined benefit pension plans. To date, we have not identified a significant risk based on the aforementioned assessment. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions, or as a result of the factors described above.

Company Plans

Although the Company’s current projections indicate that it has adequate liquidity to operate under normal operating conditions, the factors described above create uncertainty. The following outlines the Company’s plans to address these and other factors that contribute to such uncertainty.

Liquidity is a key measure of the Company’s ability to finance its operations. In addition to the Company’s ability to borrow under the provisions of its Revolver Loan, the main determinants of liquidity will be:

•	the Company’s operating results,

•	changes and amounts of working capital,

•	interest payments on the Company’s debt,

•	the amount and timing of contributions to the Company’s pension plans, and

•	the amount and timing of capital expenditures.

The Company continually monitors its working capital and has programs in place to manage its investment in both accounts receivable and inventory. The Company also monitors its capital spending and future capital requirements and may have the ability to reduce its projected cash requirements by entering into leases for equipment that would limit its initial cash outlay. It may also have the ability to delay specific capital investments, adjust its cost structure and pursue sales of certain assets.

The Company is currently engaged in preliminary discussions with holders of a majority of the Company’s Subordinated Notes regarding a potential debt-for-equity exchange. The Company has engaged Greenhill & Co. as its financial advisor to assist the Company in this process. If completed, such exchange will cause substantial dilution to, or the cancellation of, currently outstanding Common Stock. If all the outstanding Subordinated Notes convert to equity, the Company’s annual cash flow would improve by the elimination of the interest on the Subordinated Notes of approximately $19.3 million. One potential outcome of these discussions could be a pre-arranged Chapter 11 filing in which subordinated notes would be converted to equity and all other creditors would be unimpaired. Our interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such a filing. There can be no assurance that the Company’s discussions with the holders of Subordinated Notes will result in this or any transaction.

Cash Flows

The following table presents selected cash flow data.

	Nine months ended September 30,		Increase (Decrease)
(dollars in millions)	2008	2007
Net cash used in operating activities	$(5.2)	$(1.0)	$4.2

Net cash used in investing activities	$(18.2)	$(20.8)	$(2.6)

Net cash provided by financing activities	$22.7	$10.5	$12.2

Net cash used in operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, increased primarily due to a higher net loss adjusted for non-cash charges of $10.1 million offset by cash provided the change net working capital of $5.8 million.

Day’s sales in accounts receivable decreased to approximately 28.5 days at September 30, 2008 from 33.4 days at September 30, 2007. This result was driven by improved payment terms with several of our customers ($5.3 million), improved collections of aged accounts receivable ($2.4 million), and the improved timing of cash receipts for quarterly customer payment reconciliations ($3.3 million). Inventory days decreased to approximately 26.6 days at September 30, 2008 from 30.6 days at September 30, 2007. Day’s payable in accounts payable and accrued liabilities decreased to 47.9 days at September 30, 2008 compared to 55.3 days at September 30, 2007 due to the inventory reduction and the timing of disbursements at quarter end. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and on a daily basis. For example, on October 1, 2008, we made a payment of approximately $15.5 million to a vendor in the normal course of business; the company also received cash from customers on that date.

The decrease in net cash used in investing activities was due to a decrease in capital spending. Capital expenditures primarily related to custom projects.

Net cash provided by financing activities for the nine months ended September 30, 2008 was comprised of net borrowings of $23.8 million on the Revolver Loan. Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily comprised of net borrowings of $10.9 million on the Revolver Loan.

Commitments

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 10 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Stockholders’ Deficit

Stockholders’ deficit increased to $102.7 million at September 30, 2008 from $72.3 million at December 31, 2007. This increase was primarily due to a net loss for the nine months ended September 30, 2008 of $26.8 million, a pension curtailment adjustment of $5.8 million, and the revaluation of a cash flow hedge of $0.5 million, which was partially offset by pension and postretirement benefits amortization of $2.3 million and restricted stock vesting of $0.6 million.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition.

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

As of September 30, 2008, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, because we did not maintain effective controls over the restructuring reserve and related expense. Specifically, the controls over the evaluation of the sublease market conditions related to the implementation of SFAS No. 146 “Accounting for Costs Associated with Exit and Disposal Activities” as it applies to the closure of our Houston facility were not effective to ensure the completeness and accuracy of the restructuring reserve in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our preliminary interim consolidated financial statements for the quarter ended June 30, 2008. In addition, this control deficiency would have resulted in a misstatement of the restructuring reserve and related expense that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness. Notwithstanding this material weakness, we believe our unaudited quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles

Changes in Internal Control Over Financial Reporting

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

As a result of this finding management has designed and implemented controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. The change in the Company’s internal control over financial reporting described in the previous paragraph were implemented prior to the Company reporting its results for the quarter ended September 30, 2008.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, including without limitation Note 3 to our condensed consolidated financial statements included in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The following additional risk factor has been identified:

Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Market. On September 10, 2008, the Company was given notice by the Nasdaq Stock Market that for 30 consecutive trading days the Company’s common stock had not maintained a minimum market value of publicly held shares of $15 million as required for continued listing as set forth in Marketplace Rule 4450(b)(3) (the “Rule”). This calculation excludes shares held by officers, directors, and holders of 10% or more of the Company’s outstanding Common Stock. In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until December 10, 2008, to regain compliance with the Rule. On October 22, 2008, the Company was given notice by the Nasdaq Stock Market that Nasdaq has suspended enforcement of its bid price and market value of publicly held shares requirements through Friday, January 16, 2009. As a result, the Company’s deadline to regain compliance with the Rule was extended until March 16, 2009. If at any time prior to such date the market value of the Company’s publicly held shares is $15 million or more for ten consecutive trading days, the Nasdaq staff will provide written notification that the Company has achieved compliance. If compliance with the Rule cannot be demonstrated by such date, the Nasdaq staff will provide written notification to the Company that its securities will be delisted from the Nasdaq Global Market. At that time, the Company may appeal the Staff’s determination to a Listing Qualifications Panel.

Delisting from The Nasdaq Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

Constar International Inc.

Dated: November 14, 2008	By:	/s/ WALTER S. SOBON
Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)