Form 10-K
period 2008-12-31
CONSTAR INTERNATIONAL INC
filed 2009-03-31
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number 000-16496

Constar International Inc.

(Debtor-in-Possession)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates was approximately $19,747,548 based upon the closing market price of the Company’s common stock on June 30, 2008.

As of March 27, 2009, 12,959,893 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

•	Based on the current terms of our proposed Plan of Reorganization, we expect that our outstanding Common Stock will be extinguished;

•	There can be no assurance that our proposed Plan of Reorganization will be approved and we will continue as a going concern;

•	Our credit facility will expire in the third quarter of 2009 unless it is converted into an exit facility in connection with the approval and consummation of our proposed Plan of Reorganization;

•

Our stock is no longer listed on a national securities exchange, and it will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock;

•	Operating in bankruptcy imposes significant risks on our operations, and we cannot predict when we will confirm a Plan of Reorganization and successfully emerge from bankruptcy;

•	As a result of our Chapter 11 cases, our historical financial information will not be indicative of our future financial performance;

•	Our reemergence from Chapter 11 may potentially reduce or eliminate the Company’s net operating loss carryforward tax benefits;

•	We are party to contracts containing change in control provisions, and their treatment is uncertain;

•	We are subject to claims in the Chapter 11 cases that must be paid in full, which could have a material adverse effect on our results of operations and profitability;

•	We have had net losses in recent years and may not generate profits in the future;

•	Our debt level and ability to service existing debt or, if necessary, to refinance that debt;

•	The impact of our debt on liquidity;

•	We expect to fund operations using a credit facility that is subject to conditions and borrowing base limitations;

•	Indebtedness under the $220.0 million of notes we issued in 2005, and borrowings under our credit facility, are subject to floating interest rates that may cause interest expense to increase;

•	Our ability to comply with the covenants in the instruments governing our indebtedness, and the impact of such covenants on our ability to carry on our business;

•	Customers not under contract may shift their business due to our Chapter 11 filing;

•	The market for our products is dominated by a few large purchasers, and a significant portion of our sales is concentrated with some of them;

•	We are dependent on certain resin suppliers;

•	Our concentration of sales in conventional containers, and the risk that the market for such products may decline;

•	The impact of increased industry capacity on pricing and volumes;

•	General economic and political conditions;

•	Our ability to compete successfully against competitors;

•	The impact of price competition on gross margins and profitability;

•	The level of demand for conventional PET packaging and custom PET packaging requiring the Company’s proprietary technologies and know-how;

•	The continued movement of customers toward self-manufacturing;

•	Conversion from metal, glass and other materials for packaging to plastic packaging;

•	Our customers’ success in selling their products in their markets;

•	Our ability to manage inventory levels based on customers’ projected sales;

•	Risks associated with our international operations;

•	The terms upon which we acquire resin and our ability to pass through resin related price increases in our sales;

•	Our ability to obtain resin from suppliers on a timely basis;

•	The impact of consolidation of our customers on sales and profitability;

•	Our ability to fund capital expenditures in the future;

•	Increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;

•	Our ability to protect our existing technologies and to develop new technologies;

•	Our ability to timely market products incorporating our MonOxbar™ and DiamondClear™ technologies;

•	The expiration of patents pertaining to the Oxbar™ technology;

•	Our ability to control costs;

•	Our ability to maintain an effective system of internal controls and remediate any material weaknesses or significant deficiencies that may be identified from time to time;

•	Legal and regulatory proceedings and developments;

•	Seasonal fluctuations in demand and the impact of weather on sales;

•	Our ability to identify trends in the markets in which we compete and to offer new solutions that address the changing needs of these markets;

•	Our ability to successfully execute our business model and enhance our product mix;

•	Our ability to successfully prosecute or defend the legal proceedings to which we are a party; and

•	The other factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

General

Constar International Inc. (the “Company” or “Constar”) is a Delaware corporation. Originally incorporated in 1927, the Company was an independent publicly-held corporation from 1969 to 1992, when it was purchased by Crown Cork & Seal Company, Inc. (“Crown”). Constar has been a public company since its initial public offering in November 2002. The Company’s principal executive office is located at One Crown Way, Philadelphia, PA 19154-4599, and its telephone number is (215) 552-3700.

Constar is a global producer of PET, or polyethylene terephthalate, plastic containers for food, beverages, and other end use applications. Constar manufactures PET containers for conventional PET applications in cold filled soft drinks and water and for custom PET applications. Custom PET container applications include hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require a combination of advanced technologies, processing know-how and innovative designs. Beverage categories dominate the PET market. The Company also produces plastic closures and extrusion blow mold containers representing approximately 5% of sales in 2008.

The Company believes that its portfolio of oxygen scavenging products represents the industry’s best performing oxygen barrier technologies. The Company has also developed methods for heat-setting containers without the use of traditional vacuum panels. Constar is focused on providing its customer base with the best service through technological innovation, new product development and lowest-cost production. The Company actively seeks new business where its technologies and other competitive strengths can yield attractive and sustainable profitability.

Chapter 11 Proceedings

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The chapter 11 cases are being jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). The Chapter 11 Cases are discussed in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

The PET Container Industry

The PET container industry is generally divided into two product types: conventional PET, which includes beverage containers for soft drinks and water, and custom PET, which includes containers that generally require specialized performance characteristics.

The conventional PET container industry consists of high volume production of containers for use in packaging soft drinks and water. The industry is supplied by independent producers such as Constar, as well as captive manufacturers.

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

PET products include both bottles and preforms. Preforms are test-tube shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they process into bottles at their own manufacturing facilities. Preform sales generally carry lower variable per unit profitability than bottle sales. Preforms are utilized in both conventional and custom applications. In the United States, manufacturers generally sell bottles, but preform sales are increasing as the trend towards self manufacturing increases. In Europe, manufacturers generally sell preforms.

The PET container business is a growing component of the United States packaging market due to continued growth in water and functional beverages, conversion opportunities from other forms of packaging and the continuing trend towards smaller single serve containers. Many of these conversion opportunities involve the use of advanced or proprietary PET technologies.

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

Key Markets and Products

The Company is a leading producer of PET containers. The Company’s products are used in a variety of end-use products, including soft drinks, water, peanut butter, salad dressing, juices, ketchup, teas, household chemicals, beer and flavored alcoholic beverages. The Company primarily manufactures and sells bottles in the United States. In Europe, the Company primarily sells preforms. Consolidated net sales for the Company in 2008 and 2007 were $857.9 million and $881.6 million, respectively. Approximately 80% of the Company’s 2008 revenue and 78% of 2007 revenue was attributable to sales in the United States and the remainder was attributable to sales in Europe. Additional financial information for the Company is set forth in Part II, Item 8 of this report and the Notes to Consolidated Financial Statements.

Conventional PET

The Company’s conventional PET sales relate primarily to containers used in packaging soft drinks and water. In 2008 and 2007, conventional PET products represented approximately 69% and 74%, respectively, of the Company’s sales. Constar’s strategy in this market segment is to maintain its relationships with its major customers, improve profit margins and only invest when projects improve overall conventional PET profitability and achieve the Company’s expected return on investment.

Custom PET

Custom PET products represented approximately 26% and 22% of the Company’s sales in 2008 and 2007, respectively. The Company believes that custom PET applications represent significant growth opportunities and generally provide greater profitability than conventional PET applications.

Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. In 2008, the Company’s top five customers accounted for approximately 62% of the Company’s sales, while the

Company’s top ten customers accounted for approximately 76% of the Company’s sales. During the same period, purchases by Pepsi accounted for approximately 40% of the Company’s sales. Pepsi, as defined in this document, refers to PepsiCo, Inc., its noncontrolled affiliates (Pepsi Bottling Group and Pepsi Americas) and the independent bottlers that have designated Pepsi’s global procurement organization to negotiate purchasing on their behalf. Sales directly to PepsiCo under the Company’s hotfill supply agreement represented 4% of the Company’s sales while the remaining 36% represented sales under the Company’s coldfill contract to Pepsi’s noncontrolled affiliates and its independent bottlers. Other than Pepsi, no customer accounted for more than 10% of the Company’s sales in 2008.

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

Oxygen-Barrier. The Company’s Oxbar™ technology is a portfolio of powerful oxygen scavenging materials that are designed to increase product shelf life by inhibiting oxygen from entering a package. In a multilayer construction, Oxbar™ also acts as a carbon dioxide barrier which is ideal for products that are both sensitive to oxygen ingress and carbonation loss, like beer and many flavored alcoholic beverages. An additional benefit of Oxbar™ is that the barrier technology can be incorporated in the preforms from which plastic bottles are blown versus competitive technologies that apply barrier material to the finished bottles. The Company’s key Oxbar™ patents have expired.

The Company’s products also include MonOxbar™ preforms and containers in addition to multilayer preforms and containers. Multilayer oxygen-scavenging bottles have Oxbar™ between two layers of PET. Monolayer bottles incorporate the scavenging technology into a single layer of PET. This introduces oxygen-scavenging properties into preforms made on conventional injection presses, eliminating significant incremental costs of multilayer injection molding machines. In a monolayer construction Oxbar™ maintains similar oxygen scavenging performance to multilayer Oxbar™, but does not offer significant improvement in carbonation retention. Monolayer Oxbar™ is targeted for non-carbonated oxygen sensitive products like juices, teas, and certain foods.

The Company’s DiamondClear™ technology uses different chemistry than Oxbar™, but provides equal oxygen-scavenging performance with the clarity of glass. In January 2008, DiamondClear™ completed a Food and Drug Administration food contact notification process and is now available for all food and beverage applications. The Company commenced commercial shipments of DiamondClear™ in 2007. DiamondClear™ is targeted for non-carbonated oxygen sensitive products like juices, teas, sauces, ketchup and certain foods. The Company is currently working on expanding its DiamondClear™ portfolio to include other formulations of the technology.

Heat-set. The Company possesses expertise and patents that enable it to manufacture heat-set bottles that can withstand filling at temperatures in excess of 185 degrees Fahrenheit. Heat-set bottles require specialized equipment and processes that allow the bottles to withstand this heat without deforming. Heat-set bottles also use structural design features that absorb and withstand vacuum created inside the bottle after filling and when the contents cool. The Company has developed new heat-set technologies that allow the Company to produce creative product designs without using traditional structural design features. The Company is also working to expand other applications of heat-set technology. The Company supplies a full range of heat-set sizes, from single serve to gallon bottles.

Research and Technology

The Company conducts its major technology and product development work, as well as testing and product qualification, at in-house laboratories. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, the Company’s research and development staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of development activity from concept to commercialization. The Company’s research and development staff have advanced degrees in chemistry, mechanical engineering and polymer science. Typical activities of the staff include:

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

Research and technology expenditures were $8.5 million and $7.0 million in 2008 and 2007, respectively.

Intellectual Property

The Company’s portfolio of intellectual property assets includes U.S. and foreign utility and design patents and patent applications. Among these assets are a number of patents on oxygen barrier technology, as well as patents related to its line of heat-set bottles. The key Oxbar patents have expired.

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

The Company is dependent on certain resin suppliers. Specific resins are often required for custom applications. The Company’s oxygen barrier materials are only qualified with one vendor. One resin specification needed for MonOxbar™ may be discontinued at the end of 2009. There are no readily available substitutes for certain resin specifications. The Company is currently working to qualify additional resins, but testing a substitute resin requires customer cooperation, may take several months, and may not result in the qualification of such resin. If the Company cannot obtain the resins that it requires on reasonable commercial terms, the Company’s business may be materially adversely affected. Any failure to obtain resin on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could prevent us from supplying our customers on a timely basis.

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

Competition in the PET industry is intense. In all of the Company’s markets, high standards of service, reliability, and quality performance are prerequisites to obtaining significant awards of business from customers. Profit margins are tight in the conventional business and where custom technologies are commonly available. Differentiation is obtained by economies of scale, design, technology and execution capability, and the ability to bring synergies to the supply relationship through innovation and organizational integration. While these capabilities are also valuable for custom PET, there is more value placed on technology and innovation in proprietary custom PET, since patents, know-how, specialized equipment, process techniques and specialized materials are used in the manufacture of many custom PET products.

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

Working Capital

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash on hand, its revolving credit facility, and from operations. Collection and payment periods tend to be longer for the Company’s operations located outside the United States due to local business practices. Further information relating to the Company’s liquidity and capital resources is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Seasonality

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

Environmental Liabilities and Costs

The Company’s facilities and operations are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management, and disposal and remediation of environmental sites. The Company is also subject to employee health and safety laws. The nature of its operations exposes the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company believes its operations are in material compliance with applicable requirements; however, there can be no assurance that material costs will not be incurred in connection with these liabilities or claims. Based on the Company’s experiences to date, it believes that the future cost of compliance with existing environmental and employee safety laws and regulations will not have a material adverse effect on the Company. Future events, including changes in laws and regulations or their interpretations and the discovery of presently unknown conditions, may nevertheless give rise to additional costs that could be material.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of the Company’s operations, the long history of industrial operations at some of its facilities, the operations of predecessor owners or operators of certain of its businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, the Company may be adversely affected by liability provisions of environmental laws. Various facilities have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of December 31, 2008 and 2007 of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. The Company has no other accruals for environmental matters.

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

Employees

As of December 31, 2008, the Company employed 1,417 employees, with 1,232 in the United States and 185 in Europe. None of its U.S. employees are unionized. There are union workers at its Sherburn, United Kingdom plant and its Zevenaar, Netherlands plant. The Company believes that its employee relations are generally good and that its practices in the areas of training, progression, retention, and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.

Securities Exchange Act Reports

The Company maintains an Internet website at the following address: www.constar.net. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K. Constar makes available on or through its website certain reports and amendments to those reports that Constar files with or furnishes to the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Constar makes this information available on its website free of charge as soon as reasonably practicable after it electronically files the information with, or furnishes it to, the SEC. You may also read and copy any materials Constar files with the SEC at the SEC’s Public Reference Room that is located at 100 F Street, NE, Washington DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. You can also access Constar’s filings through the SEC’s internet site: www.sec.gov.

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

Based on the current terms of our proposed Plan of Reorganization, we expect our outstanding common stock will be extinguished.

If our proposed Plan of Reorganization or a similar plan is confirmed and implemented, our existing common stock will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares.

There can be no assurance that our proposed Plan of Reorganization will be approved and we will continue as a going concern.

Our consolidated financial statements included elsewhere in this Annual Report on Form 10–K have been prepared assuming we can continue as a going concern. Because of the Chapter 11 process and our recurring losses from operations, downward sales trends, and the potential lack of liquidity the Company’s current Plan of Reorganization may not be approved. If the Company’s current Plan of Reorganization is not approved, the Company would need to develop alternative reorganization plans. If these alternative plans are not approved, there can be no assurance that the Company would be able to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to convert our debtor-in-possession financing to exit financing, to obtain approval for our Plan of Reorganization, and to generate sufficient cash from operations to meet our obligations.

Our credit facility will expire in the third quarter of 2009 unless it is converted into an exit facility.

Our credit facility is currently in the form of a Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) that we entered into in connection with our Chapter 11 filing. This DIP Credit Facility will terminate on the earlier of September 30, 2009 and the effective date of the Company’s Plan of Reorganization. Subject to the satisfaction of certain conditions precedent, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Company’s Senior Subordinated Notes due December 1, 2012 (the “Subordinated Notes”) to common stock, the DIP Credit Facility is convertible into a $75 million exit facility upon the Company’s emergence from Chapter 11. There can be no assurance that the Company’s Plan of Reorganization will be effective prior to September 30, 2009, or that the Company will be able to convert the DIP Credit Facility into an exit facility. If the Company is unable to convert the DIP Credit Facility into an exit facility, it will need to obtain alternative financing to continue as a going concern. There can be no assurance that the Company would be able to locate alternative sources of financing.

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Effective January 8, 2009, the Nasdaq Stock Market delisted our common stock from trading. Our stock is now traded over the counter. We can provide no assurance that we will be able to list our common stock on a national securities exchange in the future, or that the stock will continue being traded over the counter. The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, an order has been entered by the Bankruptcy Court that restricts trading in our common stock in order to preserve our tax net operating loss carryforwards.

Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will confirm a Plan of Reorganization and successfully emerge from bankruptcy.

A confirmation hearing with the U.S. Bankruptcy Court has been set for April 28, 2009 to consider the approval of the Company’s Plan of Reorganization. There can be no assurance that the Company’s Plan of Reorganization will be confirmed on this date. We are not certain when we will emerge from bankruptcy. The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationships with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations. Our ability to continue operating in bankruptcy and to emerge from bankruptcy will depend upon the following factors, among others:

•	our ability to obtain creditor and court approval for, and then to consummate a Plan of Reorganization to emerge from bankruptcy;

•	our ability to comply with and operate under the terms of the DIP Credit Facility and any cash management orders entered by the Bankruptcy Court from time to time;

•	our ability to maintain adequate debtor-in-possession financing and to generate cash from operations;

•	our ability to satisfy the conditions for converting our DIP Credit Facility to an exit facility;

•	our ability to timely respond to events outside of the ordinary course of our business, which may require approval of the Bankruptcy Court;

•	our ability to retain key employees; and

•	our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy cases and the terms of our emergence.

As a result of our Chapter 11 cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly changed under any Plan of Reorganization. Under fresh start accounting rules that may apply to us upon the effective date of any Plan of Reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition or results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of any Plan of Reorganization, it is also possible that additional restructuring and similar charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Our emergence from Chapter 11 may potentially reduce or eliminate the Company’s net operating loss carryforward tax benefits.

The Company has net operating loss carryforwards for U.S. federal income taxes aggregating approximately $106.0 million at December 31, 2008. If we are successful in emerging from Chapter 11, it is likely that the net operating loss carryforwards will be eliminated.

We are party to contracts containing change in control provisions.

The Company is party to various contracts that contain provisions, including termination rights and/or acceleration provisions, that purport to be triggered upon a filing for bankruptcy or if the Company undergoes a change in control (the definition of which varies across these contracts). As part of the Chapter 11 process, the Company will seek to assume certain contracts. The Bankruptcy Code provides that contracts cannot be terminated or modified at any time after the commencement of the bankruptcy case solely because of a contractual provision that purports to be triggered by the commencement of the case or by the insolvency or financial condition of the company at any time before the closing of the case. In addition, we will be seeking Court orders declaring that certain change of control provisions in our contracts are not triggered under the facts and circumstances here. The Company does not expect any material consequences to result from these provisions. However, there can be no assurance that such provisions, or other provisions not considered by the Company, will not have a material adverse effect on the Company.

We are subject to claims in the Chapter 11 Cases that must be paid in full, which could have a material adverse effect on our results of operations and liquidity.

We are subject to certain claims that may not be discharged in the Chapter 11 Cases. We are also subject to the payment in full of all unsecured claims filed in the Chapter 11 cases (other than claims arising under our Subordinated Notes and certain claims relating to the purchase of our securities) to the extent such claims are allowed by a nonappealable order of the Bankruptcy Court. The payment in full of such claims could have a material adverse effect on our results of operations and liquidity.

We may not generate profits in the future and we had net losses in recent years.

For the fiscal years ended December 31, 2008 and 2007 we incurred net losses of $57.8 million and $26.3 million, respectively. Continuing net losses may limit our ability to service our debt and fund our operations and we may not generate net income in the future. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset impairment charges; a write-off of deferred financing costs; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; customers shifting to self manufacturing of bottles; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.

If we do not generate sufficient cash flow, we will not be able to service our debt and provide for ongoing operations.

If we are unable to generate sufficient cash from operating activities to service our debt and fund our operations or if we are unable to refinance our debt, we may have to defer capital expenditures or sell assets to generate cash, which could weaken our competitive position. Net cash provided by operating activities for the years ended 2008 and 2007 was $14.1 million and $10.3 million, respectively. As of December 31, 2008, we had $395.0 million in principal amount of debt outstanding consisting of our Senior Secured Floating Rate Notes due February 15, 2012 (the “Secured Notes”) and our Subordinated Notes. As of December 31, 2008, there were $20.0 million of borrowings under our DIP Credit Facility, $10.1 million outstanding under letters of credit, $14.3 million of cash on our balance sheet, and we were able to borrow $1.0 million under our DIP Credit Facility. The Company will need to generate enough cash to service its debt and to fund its operations. Although interest rates and the amount outstanding under our DIP Credit Facility and the Secured Notes may vary, based on interest rates and debt levels as of December 31, 2008, servicing our outstanding indebtedness would require annual payments of $34.0 million of interest.

If the Company’s Plan of Reorganization is successful, the Company will convert its Subordinated Notes to common stock. The impact of this conversion will reduce cash interest expense by $19.3 million per year. Our ability to generate cash depends to some extent on general economic, competitive, legislative and other factors beyond our control. Borrowings under our DIP Credit Facility may alleviate our short-term cash needs, but any borrowings under such facility will further increase our debt. In addition, we may need to refinance all or a portion of our debt and we may be unable to do so on commercially reasonable terms or at all. Moreover, it may be more difficult for us to refinance our DIP Credit Facility or other debt because we have granted liens on substantially all of our assets to secure our DIP Credit Facility and our Secured Notes.

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

•	increasing our vulnerability to economic downturns and changing market and industry conditions;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns; and,

•	limit the Company’s ability to retain existing customers and attract new customers.

We and our subsidiaries may be able to incur substantial additional debt in the future, which would intensify the related risks.

We currently plan to finance ordinary business operations through borrowings under our DIP Credit Facility, which are subject to conditions and borrowing base limitations.

We currently plan to finance ordinary business operations through borrowings under our DIP Credit Facility. If we are unable to fully access our DIP Credit Facility, we may become illiquid and we may be unable to finance our ordinary business activities. Our ability to borrow funds under our DIP Credit Facility is subject to our compliance with various covenants as of the date of borrowing. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable because we can only borrow a percentage of the eligible “borrowing base.” The borrowing base is comprised of eligible accounts receivable and inventory of our United States and United Kingdom operations. As the value of such accounts receivable and inventory declines, our ability to borrow is reduced. Factors that could cause such value to decline include:

•	a decline in the price of resin;

•	an increase in the value of the United States dollar; and

•	a write-off of accounts receivable.

The borrowing base is subject to further limitations, including that:

•	certain of the components of the borrowing base are subject to the discretion of the administrative agent;

•	if inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base;

•

the inventory and accounts receivable of our United Kingdom subsidiary would be disqualified from the borrowing base in the event of certain insolvency proceedings of that subsidiary or any action taken against such subsidiary to enforce its guarantee given in respect of our Secured Notes; and

•

the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible. The administrative agent informed the Company that it placed a reserve against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility as of December 31, 2008. The value of the reserve is subject to change based on further changes in interest rates, and is also expected to decline as we approach the expiration date of the swap in February 2012.

Our interest expense may increase since indebtedness under the Secured Notes and our DIP Credit Facility is subject to floating interest rates.

The Secured Notes and our borrowings under our DIP Credit Facility are subject to floating interest rates and the amount outstanding under the DIP Credit Facility will change from time to time. Based on interest rates and debt levels at December 31, 2008, our annualized cash interest costs for fiscal 2009 would be approximately $34.0 million. If the Company’s Plan of Reorganization is successful, cash interest expense in 2009 would be reduced by $19.3 million. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. As of December 31, 2008, we had $240.0 million in borrowings under the Secured Notes and our credit facility. A 1.0% increase in market interest rates on our floating rate borrowings outstanding as of December 31, 2008 after giving effect to the swap described below would result in an annual increase in our interest expense and a decrease in our income before income taxes of approximately $1.2 million. In May 2005, we entered into an interest rate swap on $100.0 million notional amount of our Secured Notes. The interest rate swap involved the exchange of floating interest payments based on three month LIBOR rate for a fixed rate of 7.9%. This swap agreement expires in February of 2012.

Our flexibility in operating our business and our ability to repay our indebtedness may be limited as a result of certain covenant restrictions in the instruments governing our indebtedness.

Our DIP Credit Facility and the indentures governing the Secured Notes and our Subordinated Notes contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants will limit our flexibility in operating our business. Failure to comply with these covenants could give rise to an event of default under our DIP Credit Facility and the indentures governing the Secured Notes and our Subordinated Notes. These covenants restrict, among other things, our ability to:

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

The Company must comply with various covenants to maintain it’s financing.

If we default on any of the financial or operating covenants in any of our debt agreements and are unable to obtain an amendment or waiver, the lenders could cause all amounts outstanding under these agreements to be due and payable immediately and the lenders under our DIP Credit Facility or the trustee under the indenture governing the Secured Notes could proceed against any collateral securing that indebtedness. Our assets or cash flow may not be sufficient to repay fully the borrowings under our different forms of indebtedness, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default or potential acceleration could impact our ability to attract and retain customers and could negatively impact trade credit availability and terms.

Our DIP Credit Facility is secured by our domestic and United Kingdom accounts receivable, inventory, investment property, instruments, chattel paper, documents, deposit accounts and other intangibles, as well as a pledge of all of the outstanding capital stock of our domestic and United Kingdom subsidiaries and 65% of the voting stock of our other foreign subsidiaries. As of December 31, 2008 and 2007, the book value of such assets was approximately $90.1 million and $128.5 million, respectively.

Customers not under contract may shift their business due to the Company’s Chapter 11 filing.

Approximately 4% of the Company’s revenue is not under signed supply contracts. The risk that customers may shift this business to other suppliers is heightened because of the Chapter 11 process. In addition, excluding Pepsi, approximately 25% of the Company’s contracted business comes up for renewal each year based upon the volume-weighted average term of the Company’s contracts. Some customers have reacted to the Company’s Chapter 11 filing by not signing new contracts while continuing to do business with the Company. The inability to renew contracts or to secure new business may materially impact the Company’s financial results.

Our net sales and profitability may decline if we lose Pepsi as a customer or if Pepsi reduces the number of containers that it purchases from us.

Pepsi may terminate its supply agreements with us if we materially breach any of our obligations under the applicable agreement. The loss of Pepsi as a customer would cause our net sales and profitability to decline significantly. Effective January 1, 2009, the Company began a new four year cold fill supply agreement with Pepsi. Under the terms of the new agreement, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. The new agreement provides the Company the exclusive right to supply, with certain exceptions, 100% of the volume required at specific Pepsi filling locations. The term of the new agreement can be extended for one additional year at Pepsi’s sole option. The Company’s expectations regarding the new agreement are subject to several risks and assumptions, including without limitation, whether expected future volumes are realized; whether the future product mix is consistent with the Company’s expectations; and whether the Company achieves the restructuring savings announced with the signing of this new agreement. Our sales to Pepsi accounted for approximately 40% and 38%, respectively, of our consolidated revenue for the years ended December 31, 2008 and 2007, with our cold fill agreement representing 36% and the separate hot fill agreement representing 4% of consolidated revenues for the year ended December 31, 2008. In addition, notwithstanding Pepsi’s commitment to purchase containers from us in certain geographic regions, Pepsi may purchase containers from a third party for such regions under several circumstances, including our failure to meet our supply obligations and our failure to meet specified contractual quality standards.

Conventional PET containers account for over 69% of our sales and generally carry lower per unit profitability than custom units.

For the years ended December 31, 2008 and 2007, approximately 69% and 74%, respectively, of our sales related to conventional PET containers which are primarily used for carbonated soft drinks and bottled water. These products typically generate lower profitability. Profitability is driven principally by price, volume and maintaining efficient manufacturing operations.

The market for conventional products may decline.

Profitability from water bottle sales has declined as economic factors have forced some water bottlers into self-manufacturing of PET bottles and some smaller water bottlers out of business. Water bottle sales are expected to constitute approximately 8% of the Company’s 2009 sales revenue. Customers have also begun to move towards self-manufacturing of certain carbonated soft drink packages where economics can be justified. In addition, the single serve carbonated soft drink market, whose primary distribution channel is gasoline stations and convenience stores, has declined with the economy and its recovery to historical levels cannot be assured. Furthermore, the carbonated soft drink market may continue to decline as consumers shift their preferences to alternative beverages.

Pricing and volumes in our markets are sensitive to production capacity utilization.

Our business is sensitive to industry capacity utilization. The self-manufacturing of water bottles and carbonated soft drink bottles may result in increased industry capacity, which could increase price competition and affect our profitability. If merchant suppliers do not invest in capacity, it may be easier to justify investments in self-manufacturing.

A weakening economy may impact our sales.

As the economy has worsened, consumers have purchased fewer PET products. Declining volumes may lead to price competition in our industry. In addition, our customers are responding to the economy with new products, cost saving projects and increased complexity, which may present risks to our customer relationships and profitability. Any of these factors may have a negative impact on our business.

The recent global credit and financial crisis could have adverse effects on the Company.

The current global credit and financial crisis could have significant adverse effects on the Company’s operations, including as a result of any of the following:

•	downturns in the business or financial condition of any of the Company’s key customers or suppliers;

•	the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;

•

the deterioration of any of the lending parties under the Company’s DIP Credit Facility which could result in such parties failure to satisfy their obligations under their arrangements with the Company;

•	the current lack of available funding sources, which could have a negative impact upon the liquidity of the Company as well as that of its customers and suppliers.

If the Company’s custom PET packaging business does not grow, our growth and profitability may be lower than we currently expect.

To the extent that we do not grow custom PET volume as large or as quickly as anticipated, our profitability may be lower than we currently expect. We believe that one of the keys to our future success will be our ability to sell more custom PET products. Partly because of the more complex technologies required for certain custom PET applications, profitability is generally higher for custom PET products than for conventional PET products. We believe a number of products will convert from glass, metal and other packaging to custom PET packaging. The lead time for major new business projects ranges from two to four years. A slow rate of conversion would limit our growth opportunities.

The market for our products is dominated by a few large purchasers, and a significant portion of our sales is concentrated with some of them.

The market for PET packaging is dominated by a handful of large purchasers. Opportunities to obtain significant new awards from such purchasers are limited, as are the opportunities to replace any lost business from such purchasers. In 2008, the Company’s ten largest customers accounted for approximately 76% of our sales. Pepsi alone accounted for 40% of our sales. The loss or reduction of our business with any of these significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decrease in cash flows may cause the carrying value of our assets to become unrecoverable and could cause a write-down of assets due to impairment.

The loss of our intellectual property rights, for which we enjoy limited protection, would negatively impact our ability to compete in the PET industry.

If we are unable to maintain the proprietary nature of our technologies, we may lose the ability to generate royalties in the future by licensing our technologies and our competitors may use our technologies to compete with us. We have a number of patents covering various aspects of the design and construction of our products. The key Oxbar™ patents have expired.

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

We believe that our success will depend on the continued employment of our senior management and key technical personnel. If one or more of these persons are unable or unwilling to continue in their present positions, and if we are unable to attract and retain other comparable personnel, our business and operations could be disrupted. Several members of our senior management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because our business is highly specialized, we believe that it would also be difficult to replace our key technical personnel. Our Chapter 11 filing may motivate personnel to leave the Company for other employment. In addition, we do not currently maintain key man insurance for any of our senior managers or technical personnel.

As our customers change their product lines and marketing strategies, demand for our products may fluctuate.

A reduction in demand for PET packaging may reduce our net sales and negatively impact our prospects for future growth. From time to time our customers change product lines, eliminate product lines and reduce the amount that they spend on marketing product lines. As a result, our customers’ demand for PET packaging may fluctuate and decrease.

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

Competition from producers of other forms of packaging and our competitors within the PET industry may cause our customers to purchase other types of packaging or to purchase PET containers from our competitors, which may reduce our net sales and profitability. PET containers compete in the packaging market with other plastic containers, glass bottles, metal cans, paperboard cartons and other materials. Changes in the relative cost and quality of other packaging materials may reduce the market for PET containers. Some of our competitors have greater financial, technical and marketing resources than we do. Our current or potential competitors may offer products at a lower cost or products that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Our competitors may also enjoy an advantage over us to the extent that customers shift business away from us out of concern for our Chapter 11 filing. Many of our contracts (and typically our most significant contracts) provide that our customers may purchase from an alternative source if we cannot provide products that are of similar quality at an equivalent price. If we lower prices in response to such provisions, or if we lose a significant amount of business from one or more customers, our net sales and profitability may decline.

In addition to competition with other independent suppliers of PET packaging, some of our potential customers produce their own PET containers. Coca-Cola, one of the largest end-users of conventional PET containers in the United States uses captive manufacturing companies to self-manufacture its own PET preforms and bottles. Some of our customers have developed in-house preform production and bottle blowing capacity, and we believe that this trend may continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” This may reduce our sales and our profitability. In addition, if self-manufacturing results in merchant suppliers having significant excess capacity, price competition may increase.

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

We are dependent on certain resin suppliers.

The Company is dependent on certain resin suppliers. Specific resins are often required for custom applications. Constar’s oxygen barrier materials are only qualified with one vendor. One resin specification needed for MonOxbar may be discontinued at the end of 2009. There are no readily available substitutes for certain resin specifications. Testing a substitute resin requires customer cooperation, may take several months, and may not result in the qualification of such resin. If the Company cannot obtain the resins that it requires on reasonable commercial terms, the Company’s business may be materially adversely affected. Any failure to obtain resin on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could prevent us from supplying our customers on a timely basis.

We require large quantities of resin to manufacture our products so that increases in the price of resin may negatively impact our financial results and may deter the growth of the PET market.

We use large quantities of plastic resin in manufacturing our products and increases in the price of resin may increase our cost of products sold, reduce our profitability and reduce our prospects for growth. Resin is the principal raw material used in the manufacture of our products. Resin is subject to substantial price fluctuations. Resin is a petrochemical product and resin prices may fluctuate with prices in the worldwide oil and gas markets. Political or economic events in oil or gas producing countries, such as those in the Middle East, may impact the price of resin. We are subject to the risk of fluctuations in the price of resin. Although substantially all of our sales are made pursuant to mechanisms that permit us to pass changes in the price of resin through to our customers, market conditions may not permit us to fully pass through any future resin price increases or may force us to grant other concessions to customers. In addition, the arrangements that we make to limit our exposure to fixed or other resin pricing mechanisms may not operate as expected, including under circumstances where our resin suppliers are unable or unwilling to perform. Resin price increases against which we are not protected may have a material adverse impact on our business. Significant increases in resin prices, coupled with an inability to promptly pass such increases on to customers, may increase our cost of products sold and reduce our profitability. A sustained increase in the price of resin may slow the rate of conversion of alternative packaging materials, such as glass and metal, to PET, or may make these alternative packaging materials more attractive than PET. A sustained increase in the price of resin may also result in an increased price to consumers, which may affect consumer preference for PET packaging. If these factors reduce the demand for PET packaging, it may significantly reduce our prospects for growth.

Customers may supply us with an increasing amount of resin, which may reduce our ability to negotiate favorable resin purchase contracts.

Pepsi currently supplies us with a portion of our resin requirements for manufacturing its containers. Pepsi has the right to supply us with up to all of its resin requirements, which may reduce our profitability. Other customers have sought similar rights to direct our resin purchasing. Because we are a large purchaser of resin, we enjoy significant leverage in negotiating resin purchase agreements. To the extent that Pepsi or other customers exercise their right to supply us with an increasing amount of resin, the amount of resin that we purchase will decline and we may lose some of our leverage in negotiating resin purchase agreements. If we have to pay higher prices for resin, our costs will increase and we may not be able to offer our customers pricing terms as favorable as those we offer now or as favorable as those offered by our competitors. In addition, the Company’s borrowing base would be reduced if the Company holds less resin in inventory, which would limit the Company’s ability to borrow the full amount available under the Company’s credit facility.

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

In their various filings with the Securities and Exchange Commission, Eagle Rock Capital Management, L.L.C., Crown Cork & Seal Company, Inc., Hammerstone NV, Inc., and/or their respective affiliates, have publicly reported the ownership of approximately 31% of our common stock in the aggregate. These entities, acting alone or in concert, may be able to influence the outcome of corporate actions requiring stockholder approval. As a result, these entities are in a position to influence most of our significant corporate actions. If the Company’s proposed Plan of Reorganization is confirmed then the holders of the Subordinated Notes will become the Company’s new stockholders, which may similarly result in a concentration of ownership in the hands of a limited number of stockholders.

We are subject to foreign currency risk and other instabilities from our international operations.

For the years ended December 31, 2008 and 2007, we derived approximately 20% and 22%, respectively of our revenue from sales in foreign currencies. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the British pound and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars.

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

Electrical power is vital to our operations and we rely on a continuous power supply to conduct our business. If energy costs substantially increase in the future, we could experience a significant increase in operating costs, although approximately 60% of the Company’s United States volume and the majority of the Company’s European operations volume is subject to some form of energy cost pass through. In addition, we have experienced power interruptions at our manufacturing facilities, particularly during severe weather conditions. Frequent or sustained power interruptions, particularly at our larger manufacturing facilities, may limit our ability to supply our customers and negatively impact our business.

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

In addition, we are exposed to the product liability risk and negative publicity affecting our customers and suppliers. Because many of our customers are food, beverage and other consumer products companies, with their own product liability risks, our sales may decline if any of our customers are sued on a product liability claim, or if they halt production or recall products voluntarily or involuntarily due to safety concerns. We may also suffer a decline in sales from the negative publicity associated with such a lawsuit or with adverse public perceptions in general regarding our products or our customers’ products that use our containers.

Our operations and profitability could suffer if we experience labor relations problems or if we do not reach new union agreements on satisfactory terms.

A prolonged work stoppage or strike could prevent us from operating our manufacturing facilities. The contract with our union employees in our Netherlands facility expires on September 30, 2009. The contract with our union employees in our Sherburn, England facility expires on December 31, 2009. While we believe that our employee relations are generally good, there can be no assurance that a new contract can be negotiated and if so, what impact the terms will have on the Company.

We have a significant amount of goodwill and may be required to write down goodwill in certain circumstances, which would result in lower reported net income (or higher net losses) and an increase in our stockholder’s deficit.

We have a significant amount of goodwill and a write-down of our goodwill would reduce our net worth and would reduce our net income or increase our net loss. At December 31, 2008 we had $148.8 million of goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate goodwill to determine whether it is impaired under the guidelines of the standard. Accordingly, we test the value of our goodwill for impairment at least annually and, under certain circumstances, we may be required to recognize an impairment charge. Certain circumstances may indicate the need for an immediate impairment review, such as if our book value was in excess of our market capitalization.

We may not be able to report accurately our financial results or prevent fraud if we fail to maintain an effective system of internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We annually evaluate our internal control procedures under the Sarbanes-Oxley Act of 2002. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. We and our auditors might not complete the reviews and assessments of our internal controls in a timely manner. Finally, our management and our auditors might not conclude that our internal controls are effective.

We are subject to lawsuits and claims that could adversely affect our results of operations and financial position.

We are subject to lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. See “Our Business—Legal Proceedings” for a fuller description of certain cases to which we are currently party. Litigation can be costly and time-consuming and the outcomes of lawsuits cannot be predicted. A significant judgment against us could materially and adversely impact our results of operations and financial position. In addition, judgments in excess of $4.0 million, to the extent not covered by insurance or stayed within 30 days of entry, constitute an event of default under our DIP Credit Facility.

We have underfunded pension plans and an unfunded post-retirement medical/life insurance plan, which could affect our cash flow and financial condition.

We maintain funded pension plans in the U.S., the U.K. and Holland and an unfunded retiree medical/life insurance plan in the U.S. In 2008, we contributed approximately $4.2 million in the aggregate to the pension and retiree medical/life insurance plans, and we expect to contribute approximately $3.9 million in the aggregate to these plans for 2009. Due to the stock market performance in 2008, the Company’s U.S. pension plan was underfunded by approximately $30.4 million as of December 31, 2008 as compared to only $3.8 million as of December 31, 2007. The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in interest rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements. A significant increase in the Company’s funding requirements could have a negative impact on the Company’s result of operations and profitability. In addition, the Company’s unfunded retiree medical and life insurance benefit obligation was approximately $5.3 million at December 31, 2008 as compared to $6.1 million as of December 31, 2007.

The U.S. pension plan’s assets consist primarily of common stocks and fixed income securities. If the performance of these investments does not meet our assumptions, the underfunding of the U.S. pension plan may increase and we may have to contribute additional funds to the U.S. pension plan. In addition, the Pension Protection Act of 2006 could require us to accelerate the timing of our contributions to the U.S. pension plan and also increase the premiums that we pay to the Pension Benefit Guaranty Corporation (the “PBGC”). The actual impact of the Pension Protection Act on our U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An increase in U.S. pension plan contributions and expenses could decrease our available cash to pay outstanding obligations and our net income. While the U.S. pension plan continues in effect, we will continue to incur additional pension obligations. Our U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC has the authority to terminate an underfunded plan under certain circumstances. In the event that our U.S. pension plan is terminated for any reason while the plan is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the under funding.

In 2008, we contributed approximately $1.0 million in the aggregate to the U.K. and Holland pension plans, and we expect to contribute approximately $1.0 million in the aggregate to these plans for 2009. As of December 31, 2008, these plans were underfunded by approximately $3.2 million.

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

The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company maintains facilities in the United States and Europe. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
North America
Philadelphia, Pennsylvania	Headquarters	23,188	Leased
Alsip, Illinois	Research and Development	44,392	Leased
Atlanta, Georgia	Warehouse	186,731	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina	Plant and Warehouse	142,500	Owned
Cheraw, South Carolina	Plant and Warehouse	134,236	Leased
Collierville, Tennessee	Plant	200,001	Owned
Dallas, Texas	Plant	198,099	Leased
Dallas, Texas	Plant and Warehouse	636,480	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland	Plant and Warehouse	175,200	Owned
Houston, Texas	Plant and Warehouse	191,537	Leased
Jackson, Mississippi	Plant and Warehouse	127,043	Owned
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Hebron, Ohio	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	360,000	Leased
Orlando, Florida	Plant and Warehouse	180,332	Leased
West Chicago, Illinois	Warehouse	100,737	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Zevenaar, Netherlands	Plant	22,030	Owned
Sherburn, England	Plant	22,748	Owned
Sherburn, England	Warehouse	5,125	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.

All owned U.S. and U.K. real property is subject to a lien under the Secured Notes.

The Company from time to time secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

As part of our restructuring process we have closed certain manufacturing facilities and warehouse locations in Houston, Texas and Collierville, Tennessee, during 2008. In addition the Company plans to close a manufacturing facility located in Dallas, Texas in 2009.

ITEM 3.	LEGAL PROCEEDINGS

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The chapter 11 cases are being jointly administered under the caption In re

Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. A confirmation hearing for the Debtors’ proposed Plan of Reorganization is currently scheduled for April 28, 2009.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No.03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The parties have briefed the appeal. A date has not yet been set for oral argument. At the Company’s request, the Special Master and the District Court have agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter. If the proposed Plan of Reorganization is approved, the Company expects to be released from this litigation.

On October 8, 2008, Marshall Packaging Co. LLC filed a complaint in the Eastern District of Texas, C. A. No. 6:08cv394, against the Company, as well as certain bottled water companies, alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages. The complaint alleges that the Company has infringed and is infringing the patent by making and selling certain beverage containers, but does not specifically identify the accused containers. Proceedings in this matter are currently stayed by order of the Bankruptcy Court. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend itself in the action. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

Certain judgments against the Company would constitute an event of default under the Company’s DIP Credit Facility. See Part II, Item 8—“Financial Statements and Supplementary Data”—Note 11.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of December 31, 2008 and 2007 of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was delisted from the NASDAQ Stock Market (“NASDAQ National Market”) on January 8, 2009. Subsequent to that date, our common stock has been traded in the “over-the-counter” market under the symbol CNSTQ.PK. On January 22, 2009, the Bankruptcy Court entered a final order that imposes substantial restrictions on trading in equity interests in Constar International Inc. and affiliates. Based on the current terms of our proposed Plan of Reorganization, we expect our outstanding common stock will be extinguished.

The following table sets forth, for the periods indicated, the high and low bid prices per share of the Company’s Common Stock, as quoted on The NASDAQ National Market.

2008	High	Low
Quarter ended December 31, 2008	$1.07	$0.03
Quarter ended September 30, 2008	$2.52	$0.62
Quarter ended June 30, 2008	$3.22	$1.80
Quarter ended March 31, 2008	$4.44	$1.95

2007	High	Low
Quarter ended December 31, 2007	$4.62	$2.13
Quarter ended September 30, 2007	$6.61	$3.21
Quarter ended June 30, 2007	$9.61	$6.04
Quarter ended March 31, 2007	$11.10	$6.32

At March 27, 2009, there were no shares of preferred stock outstanding.

As of March 27, 2009 there were approximately 80 holders of record of the Company’s Common Stock. The Company did not declare dividends on its Common Stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. On December 31, 2008 the closing price of the Company’s Common Stock was $0.07. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures and extrusion blow-mold containers representing approximately 5% of sales in 2008. Approximately 80% of the Company’s revenues in 2008 were generated in the United States, with the remainder attributable to its European operations. During 2008, Pepsi accounted for approximately 40% of the Company’s consolidated revenues with our cold fill agreement with Pepsi’s non controlled affiliates (Pepsi Bottling Group and Pepsi Americas) and its independent bottlers representing 36% of consolidated revenues and the Company’s separate hotfill agreement directly with PepsiCo representing 4% of consolidated revenues. In 2008 the top ten customers accounted for an aggregate of approximately 76% of the Company’s consolidated revenues. Approximately 69% of the Company’s sales in 2008 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water.

Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During 2008, conventional unit volume declined 15.9% due to the continued movement of water bottlers and certain CSD volume to self-manufacturing, the previously disclosed losses of conventional customer contracts, the negative impact of high gasoline prices and macroeconomic pressures on the higher priced convenience store and gas station distribution channels and consumers shifting their preferences from CSD to alternative beverages.

The Company expects that water bottlers will continue to shift towards manufacturing their own single serve water bottles. The Company believes that this trend is reaching the end of its cycle, with the majority of single serve water bottles now being produced in-house. Water bottle revenue is expected to represent approximately 8% of the Company’s 2009 consolidated revenue. One of the Company’s CSD customers informed the Company of its intention to self-manufacture a portion of its CSD requirements beginning in the fourth quarter of 2008. The Company expects additional movement toward selective self-manufacturing of CSD packages by large beverage companies. CSD self-manufacturing infrastructure costs are much higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company expects a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space to add blow-molding equipment exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support these in-house blow-molding operations from merchant suppliers. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, increased pricing, and retaining the replacement preform volume at acceptable margins.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. On average, the margins in the custom segment are higher than the conventional segment. In addition, proprietary technology and product differentiation provide higher margins than custom products produced from commonly available technology. The Company’s strategy is to increase its presence in this higher profit and growth segment of the market. For custom products that require oxygen barrier technology, the Company believes its portfolio of proprietary oxygen scavenging technologies (Oxbar ® , MonOxbar ® , and DiamondClear ® ) are the best performing oxygen barrier technologies in the market today. The key Oxbar patents have expired. The Company believes that DiamondClear containers provide superior clarity to MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. The Company believes that there are significant growth opportunities for the conversion of glass and metal containers to PET containers for small sized bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 26% of the Company’s sales in 2008 related to custom PET containers. Custom unit volume increased approximately 6.9% in 2008 as compared to 2007.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2008, the Company achieved a net positive impact of price increases of approximately $5.6 million. In 2009, the Company expects to achieve a net positive impact of price increases of between $5.0 million and $7.0 million as compared to 2008.

Based on the Company’s current volume estimates, the volume-weighted average term of the Company’s contracts, excluding Pepsi, is approximately 3.9 years at December 31, 2008. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding.

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

The Company has various cost pass-through mechanisms that make period-to-period comparisons of gross profit and gross profit as a percentage of net sales not a meaningful indicator of actual performance, because the effects of these pass-through mechanisms are affected by the magnitude and timing of these changes. These pass-through mechanisms include resin, transportation and energy costs.

During 2008, the Company experienced unprecedented cost increases in energy and freight, which are major cost components of the Company’s operations. In reaction to these cost increases the Company implemented two freight related increases effective February 1 and July 1, 2008 for its U.S. operations. In addition, to offset the negative impact of energy and other cost increases, the Company announced a price increase effective August 1, 2008 for all United States customers.

Chapter 11 Proceedings

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”).

The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 15, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 Cases (the “Creditors’ Committee”). The Creditors’ Committee, much like all other creditors of Constar, has the legal right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. The Creditors’

Committee has previously indicated its support for the Company’s Plan of Reorganization but the Plan of Reorganization has not been formally voted upon or approved. In general, as a debtor in possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

At a hearing held on December 31, 2008, the Debtors sought and obtained several first day orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 proceedings. The Company received Bankruptcy Court approval to, among other things, pay prepetition employee wages, health benefits and other employee obligations during its restructuring under Chapter 11. Additionally, the Company is authorized to pay its ordinary course of business post-petition expenses and to continue to honor all of its current customer contracts without seeking further Bankruptcy Court approval. The Company also received interim Bankruptcy Court approval of its DIP Credit Facility. The DIP Credit Facility includes the option for the Company to convert it into a three-year exit financing facility, subject to satisfying certain conditions, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Subordinated Notes to common stock. Constar will use the DIP Credit Facility and cash generated from its operations to continue to pay vendors and to provide operational and financial stability as it proceeds with its restructuring. On January 20, 2009, the Bankruptcy Court granted final approval of the Company’s DIP Credit Facility.

Substantially all of the Debtors’ prepetition debt obligations include default provisions that purport to be triggered by a bankruptcy filing. Subject to certain exceptions under the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition debts or to exercise control over the property or assets of a debtor’s estate. In addition, as part of the confirmation and proposed Plan of Reorganization, the Debtors will be seeking an order from the Bankruptcy Court that these defaults have been cured and reinstating the original terms of such obligations.

The Company has attempted to notify all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. On January 28, 2009, the Bankruptcy Court entered an order (the “Bar Date Order”) requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to a file a written proof of claim with the Debtors’ claims processing agent on or before March 30, 2009 (the “Bar Date”), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors’ on or before June 29, 2009. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

The Debtors will assess the proofs of claim filed through the Bar Date. As of March 25, 2009, the Company has identified approximately $19 million of prepetition claims, substantially all of which are related to normal trade invoices. These amounts are included in accounts payable as of December 31, 2008.

Effective January 8, 2009, the NASDAQ Stock Market delisted the Company’s common stock from trading. Subsequent to January 8, 2009, our common stock has been traded in the “over-the-counter” market under the symbol CNSTQ.PK. The proposed Plan of Reorganization filed by the Debtors would, if confirmed and made effective, result in the cancellation of the current common stock of Constar International Inc. On January 22, 2009, the Bankruptcy Court entered a final order that imposes substantial restrictions on trading in equity interests of the Debtors.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To successfully exit Chapter 11, the Company must obtain confirmation of its Plan of Reorganization by the Bankruptcy Court. The Plan of Reorganization would, among other things, resolve the Debtors’ prepetition obligations and set forth the revised capital structure of the reorganized entity. The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. A plan of reorganization must be voted on by the holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and be confirmed by the Bankruptcy Court. A plan has been accepted by holders of claims against and equity interests in a debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. However, a class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. Two classes under the proposed Plan of Reorganization—one of claims and one of equity—will neither receive nor retain any property and thus are deemed to have rejected the Plan of Reorganization. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The specific requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in rejecting class, e.g. secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. In the Chapter 11 Cases, the class consisting of holders of the Subordinated Notes is the only class of creditor that is both impaired and receiving property under the proposed plan, and thus the only class of creditor entitled to vote.

On January 23, 2009, the Company filed a Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. The overall purpose of the Plan of Reorganization is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from Chapter 11 by de-leveraging the Company and providing additional liquidity. The Plan of Reorganization will result in a reduction of $186.2 million of total debt from prepetition amounts. The terms of the Plan of Reorganization include the following:

•	Holders of Allowed Administrative Claims, Priority Tax Claims, Other Priority Claims, and Other Secured Claims will receive full payment in cash;

•	Holders of claims under the DIP Credit Facility will paid in full in cash if that facility is not converted into the Company’s exit facility;

•	Holders of Allowed Senior Secured Floating Rate Note Claims will receive full payment in cash when the notes become due;

•

Holders of Allowed Senior Subordinated Note Claims will receive 100% of the new common stock of the reorganized Company (except for stock reserved for incentive plans), provided that the class of such Claims votes to accept the Plan of Reorganization;

•	Holders of Allowed General Unsecured Claims will receive full payment in cash;

•	Holders of Section 510(b) Claims will not receive any distribution and their claims will be extinguished; and

•	Holders of our existing Common Stock will not receive any distribution under the Plan and their shares will be cancelled on the effective date of the Plan.

Capitalized terms used in the bullets above are defined in the Plan of Reorganization. A confirmation hearing with the U.S. Bankruptcy Court has been set for April 28, 2009 to consider approval of the Company’s Plan. There can be no assurance that the Company’s Plan of Reorganization will be confirmed on this date.

Relationship with Crown

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2008, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s outstanding common stock. Frank J. Mechura, an executive officer of Crown, retired from Crown in February 2008 but continues to serve on Constar’s Board of Directors.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2008 and 2007, the Company recorded expense of $1.7 million and $1.8 million, respectively under these lease agreements. The current Philadelphia lease agreement is on a month-to-month basis. In addition, in 2002, the Company entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement commenced on January 1, 2007 and has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $2.4 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively. Amounts due to Crown under the agreements described above as of December 31, 2008 and 2007 were $0.6 million and $1.0 million, respectively.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar, Inc.’s Newark, Ohio facility. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. In November 2007, the Company and Crown entered into a new five year supply agreement for such rings, bands and closures. The Company sold approximately $8.4 million and $3.4 million of rings, bands and closures to Crown for the years ended December 31, 2008 and 2007, respectively. The Company had a net receivable from Crown of approximately $0.1 million and $0.4 million related to this agreement at December 31, 2008 and 2007, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which we agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company recorded royalty expense of $1.0 million and $0.6 million related to this license agreement for the years ended December 31, 2008 and 2007, respectively. The Company had a net payable to Crown of approximately $3.2 million and $2.2 million related to this license at December 31, 2008 and 2007, respectively.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, have been advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

Basis of Presentation

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Subsequent to the bankruptcy petition date Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Debtors’ financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the years ended December 31, 2008 and 2007.

Results of Operations

2008 Compared to 2007

Net Sales

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

From year to year, the composition of the Company’s portfolio of products changes significantly due to changes in the Company’s customer base and changes in its product mix. Greater proportions of larger, heavier or more specialized bottles will lead to higher net sales, even if total unit volumes remain stable.

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

The Company has various cost pass-through mechanisms that make period-to-period comparisons of gross profit as a percentage of sales not meaningful indicators of actual performance, because the effects of these pass- through mechanisms are affected by the magnitude and timing of these changes. These pass-through mechanisms include resin, transportation and energy costs.

Period to period comparisons of net sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of these price changes.

	December 31,				Increase (Decrease)	% Increase (Decrease)
(dollars in millions)	2008		2007
United States	$683.7	79.7%	$689.1	78.2%	$(5.4)	(0.8)
Europe	174.2	20.3%	192.5	21.8%	(18.3)	(9.5)

Total	$857.9	100.0%	$881.6	100.0%	$(23.7)	(2.7)

The decrease in U.S. net sales in 2008 was primarily driven by reductions in volume and mix, offset in part by the pass through of higher resin costs to customers and increased prices. Total U.S. unit volume decreased 7.5% in 2008 over 2007. This decrease reflects a conventional unit volume decline of 16.9%, offset by an increase in sales of custom unit volume of 6.9% and an increase in non-PET containers (closures and extrusion blow mold containers).

The decrease in European net sales in 2008 was primarily due to a 15.8% decrease in total unit volume and the weakening of the British Pound and Euro against the U.S. Dollar.

Gross Profit

Cost of products sold includes raw material costs, principally PET resin, other direct and indirect manufacturing costs and shipping and handling costs. PET resin is the largest component of cost of products sold. The prices the Company pays for PET resin are subject to frequent fluctuations resulting from cost changes in the raw materials for PET, which are affected by prices of oil and its derivatives in the United States and overseas markets, normal supply and demand influences, and seasonal demand effects.

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

Substantially all of the Company’s sales are made pursuant to mechanisms that allow the Company to pass through changes in resin prices to its customers with equivalent price changes for the Company’s products. In addition, the Company has the ability to pass through changes in transportation and energy costs on the majority of its volume under contract. Period to period comparisons of gross profit and gross profit as a percentage of net sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of these changes. For example, assuming gross profit is a constant, when pass through related costs increase, the Company’s net sales will increase as a result of the costs passed through to customers, and gross profit as a percent of net sales will decline. The opposite is true during periods of decreasing costs; the Company’s net sales will be lower causing gross profit as a percent of net sales to increase.

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

	December 31,		Increase (Decrease)
(dollars in millions)	2008	2007
United States	$36.2	$47.8	$(11.6)
Europe	(1.0)	3.6	(4.6)

Total	$35.2	$51.4	$(16.2)

Percent of net sales	4.1%	5.8%

The decrease in gross profit in 2008 compared to 2007 primarily reflects the impact of volume reductions and increased transportation and energy costs, offset in part by lower manufacturing costs, price increases and restructuring savings. Energy cost increases accounted for $9.7 million of the decline in gross profit in 2008 as compared to 2007.

Selling and Administrative Expenses

Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges.

Selling and administrative expenses decreased by $2.7 million, or 10.6%, to $22.7 million in 2008 from $25.4 million in 2007. This decrease primarily reflects a $1.7 million decrease in legal fees and other professional fees, a $0.9 million decrease for audit and Sarbanes-Oxley related expenses, and a decrease of $0.5 million in salaries and benefits.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $8.5 million in 2008 and $7.0 million in 2007.

Provision for Restructuring

During 2008, the Company recorded a restructuring charge of approximately $4.8 million related to the restructuring programs discussed below.

Effective January 1, 2009, the Company began a new four year cold fill supply agreement (the “New Agreement”) with Pepsi. Under the terms of the New Agreement, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. The New Agreement provides the Company the exclusive right to supply, with certain exceptions, 100% of the volume required at specific Pepsi filling locations. The term of the New Agreement can be extended for one additional year at Pepsi’s sole option.

In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of a U.S. manufacturing facility and reduced operations in four other U.S. manufacturing facilities. The majority of the restructuring actions were completed by December 31, 2008. In connection with the restructuring, the Company incurred one-time severance costs of $1.0 million, the majority of which was paid in the fourth quarter of 2008 and the remainder of which is expected to be paid in 2009, and non-cash accelerated depreciation charges of $2.4 million. In addition, the Company expects to incur cash expenditures related to these restructuring activities of approximately $2.5 million for transfers of equipment which were principally incurred in the fourth quarter of 2008.

The estimated annual cash savings as a result of reducing manufacturing overhead, including the savings from the previously disclosed closure of the Company’s Houston Texas facility, are expected to be approximately $28-30 million.

As a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business, the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility. The cumulative cash flow impact to the Company of closing its Houston facility turned positive in the fourth quarter of 2008, with cash restructuring expenses being offset by overhead cost savings. In connection with the closing of the Houston facility, the Company recorded restructuring charges of approximately $1.6 million in 2008.

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

Interest Expense

Interest expense decreased $2.3 million to $38.7 million in 2008 from $41.0 million in 2007 due to lower interest rates offset in part by higher average borrowings.

Reorganization Items

On December 30, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company has recorded all costs directly related to its Chapter 11 filing as reorganization expenses.

During 2008, the Company adjusted the carrying values of certain prepetition debt, including related debt issuance costs and debt discounts, incurred costs to obtain DIP and exit financing, and incurred professional fees associated with the bankruptcy cases. These reorganization items resulted in an expense of $9.2 million, of which $3.9 million represented non-cash charges.

Other Income (Expense), Net

Other income and expense primarily includes gains and losses on foreign currency transactions including the impact of currency fluctuations on intra-company loan balances, royalty income and expense, and interest income.

In 2008, the Company reported other expense of $10.7 million compared to other expense of $0.6 million in 2007. The expense in 2008 primarily resulted from the negative impact of foreign currency transactions including the impact of currency fluctuations on intra-company loan balances in the amount of $11.9 million, offset by net royalty income of $1.0 million.

Benefit from Income Taxes

The effective tax rate was essentially zero in 2008 compared to essentially zero in 2007. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 14 to the accompanying Notes to the Consolidated Financial Statements.

In 2008, the Company recorded a benefit from income taxes related to continuing operations of $0.4 million compared to a provision of zero in 2007. Losses from continuing operations before taxes were $58.2 million in 2008 compared to $26.6 million in 2007.

Income (Loss) from Discontinued Operations, Net of Taxes

Loss from discontinued operations was $0.1 million in 2008 as compared to income from discontinued operations of $0.2 million in 2007.

Net loss

Net loss in 2008 was $57.8 million, or $4.66 loss per basic and diluted share, compared to a net loss of $26.3 million, or $2.14 loss per basic and diluted share in 2007.

Liquidity and Capital Resources

DIP Revolving Credit Facility

On December 31, 2008, the Company entered into a Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) among the Company, certain of its subsidiaries (the “Subsidiaries”), the lenders and issuers party thereto, Citicorp USA Inc. as Administrative Agent, and Wells Fargo Foothill, LLC as Sole Syndication Agent and Sole Documentation Agent. The Company’s previous revolving credit agreement was terminated. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Facility will be used to, among other things, provide the Company with working capital. The DIP Credit Facility will terminate upon the earlier of September 30, 2009 and the effective date of the Company’s Plan of Reorganization. Prior to such termination, the DIP Credit Facility is convertible into a $75 million exit facility (the “Exit Facility”) with substantially the same terms as the DIP Credit Facility upon the Company’s emergence from Chapter 11, subject to the satisfaction of various conditions precedent, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Subordinated Notes to common stock. The Exit Facility’s scheduled expiration date is December 31, 2011. The DIP Credit Facility provides for revolving borrowings of up to $75 million, with a sublimit of $15 million in the case of letters of credit and $15 million in the case of swing loans. The amount available under the facility is subject to a minimum Available Credit requirement of $5 million. Available Credit is generally defined as the excess of the lesser of $75 million or the borrowing base, in each case minus any availability reserve imposed by the administrative agent in its discretion, over the amount of loans and letter of credit obligations outstanding under the credit facility. The borrowing base is generally defined as described below. The effect of the Available Credit requirement is that no more than $70 million is available to the Company under the credit facility. In addition, even if the Available Credit requirement were waived, in order to access the final $5 million otherwise available under the credit facility, the Company would have to satisfy a consolidated fixed charge coverage ratio in the indenture governing the Subordinated Notes, which the Company currently cannot satisfy. The amount available under the DIP Credit Facility is also subject to a minimum Collateral Availability requirement of $15 million. Collateral Availability is generally defined as the excess of the borrowing base over the amount of loans and letter of credit obligations outstanding under the credit facility. The effect of the Collateral Availability requirement is that the borrowing base must be at least $85 million in order for the Company to access all $70 million otherwise available under the credit facility.

Borrowings under the DIP Credit Facility and Exit Facility are limited to a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ Eligible Trade Receivables, (ii) up to 80% of the U.S. dollar value of Eligible Trade Receivables of Constar International U.K. Limited, (iii) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 85% of the Orderly Liquidation Percentage for such category of Eligible Inventory of the Company and its domestic subsidiaries and (B) up to 75% of the value of such category of Eligible Inventory of the Company and its domestic subsidiaries (in each case valued at the lower of cost and market on a first-in, first-out basis), and (iv) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 80% of the U.S. dollar value of the Orderly Liquidation Percentage for such category of Eligible Inventory of Constar International U.K. Limited and (B) up to 70% of the U.S. dollar value of such category of Eligible Inventory of Constar International U.K. Limited (in each case valued at the lower of cost and market on a first-in, first-out basis); less any applicable reserves then in effect. The portion of the borrowing base attributable to classes (ii) and (iv) shall not exceed $25 million. In addition, the administrative agent under the DIP Credit Facility and Exit Facility may impose discretionary reserves against the entire facility. The administrative agent informed the Company that it placed a reserve of $8.9 million against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility as of December 31, 2008. The value of the reserve is subject to change based on further changes in interest rates, and is also expected to decline as we approach the expiration date of the swap in February 2012.

The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the DIP Credit Facility and Exit Facility. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating Base Rate of not less than 4% plus a margin ranging from 2.75% to 3.25%, or (ii) a fluctuating Eurodollar Base Rate of not less than 3% plus a margin ranging from 3.75% to 4.25%. Letters of credit carry an issuance fee of 0.25% per annum of the undrawn face amount and a fee accruing at a rate per annum ranging from 3.75% to 4.25%.

The DIP Credit Facility and the Exit Facility contain certain financial covenants. The Company must maintain minimum Available Credit of $5 million and minimum Collateral Availability of $15 million. Capital Expenditures may not exceed $32 million in 2008, $24 million in 2009, $28 million in 2010 and $22 million in 2011; provided, however, that to the extent that actual Capital Expenditures for the Fiscal Year ended December 31, 2009 or any Fiscal Year thereafter shall be less than the maximum amount set forth above for such Fiscal Year (without giving effect to any carryover permitted by this proviso), 75% of the difference between said stated maximum amount and the amount of actual Capital Expenditures shall, in addition, be available for Capital Expenditures in the next succeeding Fiscal Year. In addition, with respect to the DIP Credit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA of not less than $35 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. With respect to the Exit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA of not less than $40 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. The DIP Credit Facility and the Exit Facility contain other customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2008.

Collateral under the DIP Credit Facility and Exit Facility is composed of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.

The DIP Credit Facility requires the Company to annually deliver to the lenders audited financial statements containing an auditor’s opinion made without qualification as to the Borrower being a going concern. The Company has obtained a waiver of this requirement with respect to the fiscal year ended December 31, 2008.

In addition to the DIP Credit Facility, the Company’s debt structure also consists of $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”) and $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”). The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. As previously disclosed the Company did not make the interest payment due on the Subordinated Notes on December 1, 2008. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Pursuant to an interest rate swap executed in May 2005 with Citigroup Financial Products Inc., $100.0 million face amount of the Secured Notes have an effective interest rate of 7.9%. Interest on the Secured Notes is reset and payable quarterly. See Item 8—“Financial Statements and Supplementary Data”—Note 11.

At December 31, 2008, there was $220.0 million outstanding on the Secured Notes, $175.0 million outstanding on the Subordinated Notes, $20.0 million outstanding on the Revolving Credit Facility replaced by the DIP Credit Facility, and $10.1 million of letters of credit issued under the DIP Credit Facility.

Liquidity, defined as cash and availability under the DIP Credit Facility, is a key measure of the Company’s ability to finance its operations. The Company funds its operations primarily with cash flows from operations and borrowings under its DIP Credit Facility. The principal determinant of 2009 liquidity will be 2009 financial performance. Liquidity at December 31, 2008 was $15.3 million as compared to $59.1 million at December 31, 2007. The reduction in liquidity at December 31, 2008 as compared to 2007 is due to a reduction in the collateral asset base of approximately $22.3 million primarily due to lower resin costs, lower levels of working capital and changes in exchange rates and an increase in borrowings at the end of the year of approximately $19.6 million and the swap reserve of $8.9 million as described above. If the Company is successful in implementing its Plan of Reorganization and converts the $175 million Subordinated Notes to common stock, the Company’s future cash interest costs would be reduced by $19.3 million on an annualized basis.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the other factors mentioned below. During 2008, the Company’s sales volumes and profitability declined. Total PET volume declined 12.4% in 2008 as compared to 2007. This decline was due to the previously disclosed customer contract losses in the United States and Holland, the continued trend of water and CSD manufacturers to self manufacturing and the continued trend of consumers shifting from CSD packages to non-carbonated drinks such as teas and alternative beverages. In addition, the higher priced convenience store channel of distribution, which is the primary channel of distribution for single serve PET beverage products, continued to experience volume declines due to high fuel prices and the general negative macro economic conditions in the United States. These general macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have an adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company’s plan of reorganization would change and the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. The Company’s cash requirements are typically greater during the first and second quarters of each year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. The borrowing base, which forms the basis of availability, is subject to further limitations, including that:

•	certain of the components of the borrowing base are subject to the discretion of the administrative agent;

•	if inventory is located on properties that we lease and if we are unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base;

•

the inventory and accounts receivable of our United Kingdom subsidiary would be disqualified from the borrowing base in the event of certain insolvency proceedings of that subsidiary or any action taken against such subsidiary to enforce its guarantee given in respect of our Senior Notes; and

•	the administrative agent has the customary ability to reduce, unilaterally, our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible.

As of March 31, 2009, estimated liquidity was $37.0 million, including estimated cash of $3.7 million. Availability under the Company’s DIP Credit Facility was $33.3 million and borrowings under the facility were $12.3 million with outstanding letters of credit of $6.1 million. This takes into account a $15 million reduction in eligible assets (referred to as minimum Collateral Availability) and a reduction of $9.3 million of cash collateral related to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and volatility. The value of cash collateral is subject to change based on further changes in interest rates, and is also expected to decline as the Company approaches the expiration date of the swap in February 2012. The Company and the administrative agent are in discussions related to a potential additional reserve related to eligible assets. Based on the Company’s most recent cash flow projections and operating and capital plans, assuming emergence from Chapter 11 in early May, 2009 and assuming there is no change to the $9.3 million swap-based reserve, the low and high points of 2009 liquidity are expected to be approximately $11 million and $39.3 million, respectively. If the administrative agent implements a reserve related to eligible assets, estimated liquidity at March 31, 2009 would have been $31.9 million and 2009 liquidity at its lowest point would be reduced to a projected $9.3 million and 2009 liquidity at its highest point would be reduced to a projected $35.7 million. The projected 2009 low point in liquidity is expected to be reached in May, 2009 and to improve thereafter. These projections do not include the results of actions that the Company is reviewing that may improve liquidity but there can be no assurance that these measures will be successful. In addition, actual liquidity could be higher or lower depending upon a number of factors, including among others the Company’s actual operating performance and capital expenditures, the seasonality of the Company’s sales, the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the limitations on the borrowing base noted above.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. We have assessed the potential impact on various aspects of our operations, including, but not limited to, the continued availability and general creditworthiness of our debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under our defined benefit pension plans. Our DIP Credit Facility and Exit Facility are provided by Citicorp USA Inc. and Wells Fargo Foothill, LLC and the continued availability of the facility is in part dependent on their ability to honor the commitment, which we are unable to assess at this time. However, there can be no assurance that our business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions, or as a result of the factors described above.

Cash Flow

(dollars in millions)	December 31,
	2008	2007
Net cash provided by operations	$14.1	$10.3

Net cash used in investing activities	$(23.5)	$(25.5)

Net cash provided by financing activities	$19.6	$—

Net cash provided by operations for 2008 compared to 2007 increased principally as a result of improved working capital performance, offset in part, by reduced profitability in 2008. Days sales in accounts receivable decreased to approximately 27.0 days at December 31, 2008 from 32.3 days at December 31, 2007. Average days sales in accounts receivable for the twelve months ended December 31, 2008 were 29.8 days compared to 31.3 days last year. Inventory days decreased to approximately 32.6 days at December 31, 2008 from 37.7 days at December 31, 2007 due to the reduced volume anticipated with the new cold fill supply agreement with Pepsi. Average inventory days for 2008 were 32.6 days compared to 30.7 days last year. Days payable in accounts payable and accrued liabilities were 62.5 days at both December 31, 2008 and December 31, 2007. During 2008, average days payable were approximately 52.6 days compared to 52.5 days during 2007. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year.

The decrease in net cash used in investing activities was due to a decrease in capital spending offset in part by lower proceeds from the sale of property and equipment as compared to 2007.

Net cash provided by financing activities for 2008 was $19.6 million and consisted of net borrowings under the Revolver Loan.

Capital Expenditures

Capital expenditures decreased to $25.3 million in 2008 from $31.1 million in 2007. New capital investments for 2008 included the following:

•	Purchase of new molds and refurbishment of existing molds for new customer awards;

•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in custom products;

•	Costs associated with implementing restructuring plans;

•	Cost of equipment moves to support the Company’s ongoing Best Cost Producer program; and

•	Maintenance and upgrade of facilities.

The Company’s ability to make capital expenditures is limited by the financial covenants contained in its DIP Credit Facility. These financial covenants impose maximum capital expenditures per annum of $32 million in 2008, $24 million in 2009, $28 million in 2010 and $22 million in 2011. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods beginning with 2009.

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

Pension Funding

Accounting for pension plans require the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions. The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates during 2008 created a shortfall between the accounting measurement of the Company’s U.S. and European pension obligations and the market value of the pension assets. This condition required a balance sheet adjustment in shareholders’ deficit at December 31, 2008 of $26.6 million. Under current funding rules, we estimate that the funding requirements under our pension plans for 2009 and 2010 will be approximately $3.7 million and $8.3 million, respectively. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future.

Critical Accounting Policies and Estimates

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Subsequent to the Petition Date, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Debtors’ financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in our Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

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

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2008, the Company used an expected rate of return on plan assets of 8.5% in the U.S. which was unchanged from 2007. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A 1.0% change in the expected rate of return on plan assets would have changed 2008 U.S. pension expense by approximately $0.8 million.

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

The Company maintains a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The Company retains the risk with regard to (i) the indemnification or defense payments the company may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law, (ii) potential liabilities under a number of health and welfare insurance plans (including workers’ compensation) that we sponsor for our employees and (iii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is also subject to a degree of variability. Among the causes of this variability are unpredictable external factors, future inflations rates, discount rates, litigation trends, legal interpretations, benefits level changes and claim settlement patterns. The amount of self insurance liability at December 31, 2008 and 2007 was $4.7 million and $6.2 million, respectively.

Related to workers’ compensation, the Company has insurance that limits its loss per claim to $250 thousand and its total losses in any policy year to $3.3 million. Related to medical costs, the Company has a lifetime cap of benefits of $1.5 million per covered participant and a loss limit of $300 thousand per covered participant, per year. The Company has aggregate stop loss coverage of $1.0 million if aggregate medical costs exceed $13.7 million annually. The Company would be responsible for medical costs exceeding $14.7 million.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial statements, however the impact could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R or if the Company applies the fresh start accounting provisions of SOP 90-7 upon emergence from Chapter 11.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to include how and why an entity uses derivative instruments, the accounting treatment for derivative instruments and hedging activity under SFAS 133 and related guidance, and how derivative instruments and hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the additional disclosure requirements upon adoption of SFAS No. 161.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSTAR INTERNATIONAL INC.

(Debtor-In-Possession)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Reports on Responsibility for Financial Statements and

Internal Control over Financial Reporting

Management’s Report on Responsibility for Financial Statements

Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are considered by management to present fairly the Company’s financial position, results of operations and cash flows. The financial statements include some amounts that are based on management’s best estimates and judgments. The financial statements have been audited by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows. Their report is presented on the following page.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is presented on the following page.

/s/ MICHAEL J. HOFFMAN	/s/ WALTER S. SOBON
Michael J. Hoffman President and Chief Executive Officer	Walter S. Sobon Executive Vice President and Chief Financial Officer

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Constar International Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on December 30, 2008, the Company and substantially all of its subsidiaries voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern in its present form. Management’s intentions with respect to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 31, 2009

Constar International Inc.

(Debtor-In-Possession)

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,292	$4,254
Accounts receivable, net	45,695	61,212
Accounts receivable—related party	109	483
Inventories, net	49,765	73,213
Prepaid expenses and other current assets	24,307	19,205
Deferred income taxes	896	2,045
Current assets of discontinued operations	342	527

Total current assets	135,406	160,939

Property, plant and equipment, net	132,371	147,061
Goodwill	148,813	148,813
Other assets	1,626	15,476

Total assets	$418,216	$472,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$20,000	$438
Current portion of long-term debt	220,000	—
Accounts payable	61,747	83,856
Accounts payable and accrued expenses—related party	3,765	3,176
Accrued expenses and other current liabilities	29,994	34,431
Current liabilities of discontinued operations	87	395

Total current liabilities	335,593	122,296

Long-term debt, net of debt discount	—	393,733
Pension and postretirement liabilities	38,512	11,368
Deferred income taxes	896	2,045
Other liabilities	17,315	14,411
Non-current liabilities of discontinued operations	773	743
Liabilities subject to compromise	186,229	—

Total liabilities	579,318	544,596

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value—none issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $.01 par value—13,297 shares and 13,008 shares issued, 12,922 and 12,717 outstanding at December 31, 2008 and 2007, respectively	125	125
Additional paid-in capital	277,371	276,546
Accumulated other comprehensive loss, net of tax	(50,317)	(18,620)
Treasury stock, at cost—375 and 291 shares at December 31, 2008 and 2007, respectively	(1,033)	(945)
Accumulated deficit	(387,248)	(329,413)

Total stockholders’ deficit	(161,102)	(72,307)

Total liabilities and stockholders’ deficit	$418,216	$472,289

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2008	2007
Net customer sales	$850,740	$878,199
Net affiliate sales	7,129	3,369

Net sales	857,869	881,568
Cost of products sold, excluding depreciation	789,861	801,076
Depreciation	32,811	29,110

Gross profit	35,197	51,382

Selling and administrative expenses	22,745	25,435
Research and technology expenses	8,536	6,983
Provision for restructuring	4,811	3,722
(Gain) loss on disposal of assets	(1,227)	186

Total operating expenses	34,865	36,326

Operating income	332	15,056
Interest expense	(38,412)	(41,049)
Interest expense—related party	(244)	—
Reorganization items	(9,190)	—
Other income (expense), net	(10,711)	(564)

Loss from continuing operations before income taxes	(58,225)	(26,557)
Benefit from income taxes	447	—

Loss from continuing operations	(57,778)	(26,557)
Income (loss) from discontinued operations, net of taxes	(57)	211

Net loss	$(57,835)	$(26,346)

Basic and diluted loss per common share:
Continuing operations	$(4.66)	$(2.16)
Discontinued operations	(0.00)	0.02

Net loss per share	$(4.66)	$(2.14)

Weighted average common shares outstanding:
Basic and diluted	12,403	12,313

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2006	125	275,754	(22,378)	(704)	(302,389)	(49,592)
Net loss					(26,346)	(26,346)
Foreign currency translation adjustments			1,779			1,779
Reclassification of foreign currency translation adjustments			(112)			(112)
Pension adjustments			6,264			6,264
Revaluation of cash flow hedge			(4,173)			(4,173)

Comprehensive loss						(22,588)

Cumulative effect upon adoption of FIN 48					(678)	(678)
Treasury stock purchased				(241)		(241)
Reclassification of RSU liabilities		157				157
Issuance of common stock under benefit plans		31				31
Stock-based compensation	—	604	—	—	—	604

Balance, December 31, 2007	125	276,546	(18,620)	(945)	(329,413)	(72,307)
Net loss					(57,835)	(57,835)
Foreign currency translation adjustments			3,317			3,317
Pension adjustments			(28,523)			(28,523)
Revaluation of cash flow hedge			(6,491)			(6,491)

Comprehensive loss						(89,532)

Treasury stock purchased				(88)		(88)
Issuance of common stock under benefit plans		8				8
Stock-based compensation	—	817	—	—	—	817

Balance, December 31, 2008	$125	$277,371	$(50,317)	$(1,033)	$(387,248)	$(161,102)

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(57,835)	$(26,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,160	32,951
Bad debt expense	1,841	1,058
Stock-based compensation	608	600
Reclassification gain of foreign currency translation adjustments	—	(112)
(Gain) loss on disposal of assets	(964)	144
Minority interest	—	(2,097)
Non-cash reorganization costs	3,851	—
Changes in operating assets and liabilities:
Accounts receivable	9,119	11,628
Inventories	20,907	(12,322)
Prepaid expenses and other current assets	5,343	10,952
Accounts payable	(5,138)	(16,737)
Accrued expenses and other current liabilities	13,965	3,077
Change in outstanding book overdrafts	(12,695)	9,110
Pension and postretirement benefits	(571)	(1,631)
Reorganization items	550	—

Net cash provided by operating activities	14,141	10,275

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,322)	(31,143)
Proceeds from the sale of property, plant and equipment	1,852	3,801
Proceeds from the cash surrender value of life insurance	—	1,805

Net cash used in investing activities	(23,470)	(25,537)

Cash flows from financing activities:
Proceeds from Revolver loan	779,096	760,022
Repayment of Revolver loan	(759,534)	(759,584)
Costs associated with debt financing	—	(397)

Net cash provided by financing activities	19,562	41

Effect of exchange rate changes on cash and cash equivalents	(195)	105

Net change in cash and cash equivalents	10,038	(15,116)
Cash and cash equivalents at beginning of year	4,254	19,370

Cash and cash equivalents at end of year	$14,292	$4,254

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$29,090	$38,346
Income taxes	$192	$—

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

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

2.	Voluntary Reorganization Under Chapter 11 Proceedings

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are being jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”).

The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 15, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the “Creditors’ Committee”). The Creditors’ Committee, much like all other creditors of Constar, has the legal right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. The Creditors’ Committee has previously indicated its support for the Company’s Plan of Reorganization but the Plan of Reorganization has not been formally voted upon or approved. In general, as a debtor in possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

At a hearing held on December 31, 2008, the Debtors sought and obtained several first day orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 proceedings. The Company received Bankruptcy Court approval to, among other things, pay prepetition employee wages, health benefits and other employee obligations during its restructuring under Chapter 11. Additionally, the Company is authorized to pay its ordinary course of business post-petition expenses and to continue to honor all of its current customer contracts without seeking further Bankruptcy Court approval. The Company also received interim Bankruptcy Court approval of its DIP Credit Facility. The DIP Credit Facility includes the option for the Company to convert it into a three-year exit financing facility, subject to satisfying certain conditions, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Subordinated Notes to common stock. Constar will use the DIP Credit Facility and cash generated from its operations to continue to pay vendors and to provide operational and financial stability as it proceeds with its restructuring. On January 20, 2009, the Bankruptcy Court granted final approval of the Company’s DIP Credit Facility.

Substantially all of the Debtors’ prepetition debt obligations include default provisions that purport to be triggered by a bankruptcy filing. Subject to certain exceptions under the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition debts or to exercise control over the property or assets of a debtor’s estate. In addition, as part of the confirmation of the proposed Plan of Reorganization, the Debtors will be seeking an order from the Bankruptcy Court that these defaults have been cured and reinstating the original terms of such obligations.

The Company has attempted to notify all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. On January 28, 2009, the Bankruptcy Court

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

entered an order (the “Bar Date Order”) requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to a file a written proof of claim with the Debtors’ claims processing agent on or before March 30, 2009 (the “Bar Date”), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors’ on or before June 29, 2009. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

The Debtors will assess the proofs of claim filed through the Bar Date. As of March 25, 2009, the Company has identified approximately $19 million of prepetition claims, substantially all of which are related to normal trade invoices. These amounts are included in accounts payable as of December 31, 2008.

Effective January 8, 2009, the NASDAQ Stock Market delisted the Company’s common stock from trading. Subsequent to January 8, 2009, our common stock has been traded in the “over-the-counter” market under the symbol CNSTQ.PK. The proposed Plan of Reorganization filed by the Debtors would, if confirmed and made effective, result in the cancellation of the current common stock of Constar International Inc. On January 22, 2009, the Bankruptcy Court entered a final order that imposes substantial restrictions on trading in equity interests of the Debtors.

As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

To successfully exit Chapter 11, the Company must obtain confirmation of its Plan of Reorganization by the Bankruptcy Court. The Plan of Reorganization would, among other things, resolve the Debtors’ prepetition obligations and set forth the revised capital structure of the reorganized entity. The Debtors have the exclusive right for 120 days from the Petition Date to file a plan of reorganization and, if they do so, 60 additional days to obtain necessary acceptance of the plan. A plan of reorganization must be voted on by the holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and be confirmed by the Bankruptcy Court. A plan has been accepted by holders of claims against and equity interests in a debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. However, a class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. Two classes under the proposed Plan of Reorganization—one of claims and one of equity—will neither receive nor retain property and thus are deemed to have rejected the Plan of Reorganization. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The specific requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

number of factors, including the status and seniority of the claims or equity interests in rejecting class, e.g. secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. In the Chapter 11 Cases, the class consisting of holders of the Subordinated Notes is the only class of creditor that is both impaired and receiving property under the proposed plan, and thus the only class of creditor entitled to vote.

On January 23, 2009, the Company filed a Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. The overall purpose of the Plan of Reorganization is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from Chapter 11 by de-leveraging the Company and providing additional liquidity. The Plan of Reorganization will result in a reduction of $186.2 million of total debt from prepetition amounts. The terms of the Plan of Reorganization include the following:

•	Holders of Allowed Administrative Claims, Priority Tax Claims, Other Priority Claims, and Other Secured Claims will receive full payment in cash;

•	Holders of claims under the DIP Credit Facility will paid in full in cash if that facility is not converted into the Company’s exit facility;

•	Holders of Allowed Senior Secured Floating Rate Note Claims will receive full payment in cash when the notes become due;

•

Holders of Allowed Senior Subordinated Note Claims will receive 100% of the new common stock of the reorganized Company (except for stock reserved for incentive plans), provided that the class of such Claims votes to accept the Plan of Reorganization;

•	Holders of Allowed General Unsecured Claims will receive full payment in cash;

•	Holders of Section 510(b) Claims will not receive any distribution and their claims will be extinguished; and

•	Holders of our existing Common Stock will not receive any distribution under the Plan and their shares will be cancelled on the effective date of the Plan.

Capitalized terms used in the bullets above are defined in the Plan of Reorganization. A confirmation hearing with the U.S. Bankruptcy Court has been set for April 28, 2009 to consider approval of the Company’s Plan. There can be no assurance that the Company’s Plan of Reorganization will be confirmed on this date.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and a majority interest in a joint venture. All significant intercompany balances and transactions have been eliminated. Transactions between the Company and Crown Holdings, Inc. (“Crown”) have been identified in the consolidated financial statements as transactions among related parties.

Subsequent to the Petition Date, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Company’s financial statements while the Company operates under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition SOP 90-7 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

business. A confirmed plan of reorganization could result in material changes in the amounts reported in the Company’s Consolidated Financial Statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of a reorganization under Chapter 11.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Examples include, but are not limited to, allowances for doubtful accounts and sales returns, allowances for inventory obsolescence, the lives of depreciable assets, fixed asset and goodwill impairments, valuation allowances for deferred tax assets, self-insurance reserves, pension and postretirement benefit liabilities, restructuring reserves, asset retirement obligations, the fair value of derivative financial instruments, and loss contingencies. Actual results may differ materially from management’s estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. When outstanding checks are presented for payment subsequent to the balance sheet date, the Company deposits funds (subsequent to the balance sheet date) in the disbursement account from cash either available from other accounts or a combination of cash available from other accounts or from funds from the Company’s available credit facilities (subsequent to the balance sheet date). The amount of book overdrafts included in accounts payable were $-0- and $12,695 at December 31, 2008 and 2007, respectively.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

Royalty revenues received from third parties for Company-owned patents are recognized based on contractual agreements.

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

If depreciable assets are idled, the Company accelerates depreciation over its expected remaining useful life considering its estimated salvage value.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

requires a comparison of the estimated fair value of each reporting unit to the carrying value. If the carrying value exceeds fair value, goodwill is considered impaired. The amount of impairment equals the difference between the carrying value of goodwill and the “implied fair value” of goodwill. Fair values are primarily estimated using discounted cash flow analysis.

There were no changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007.

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

Restructuring

The Company records restructuring charges for the costs associated with an exit or disposal activity in the period in which the liability is incurred. See Note 13 for additional information.

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

Reserves for Self Insurance

The Company maintains a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The Company retains the risk with regard to (i) the indemnification or defense payments the company may make to or on behalf of its directors and officers as a result of obligations under applicable agreements, its bylaws and applicable law, (ii) potential liabilities under a number of health and welfare insurance plans (including workers’ compensation) that we sponsor for our employees and (iii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumption which, by their nature, are subject to degree variability. Any actuarial projection of losses concerning workers’ compensation and general liability is

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

subject to a degree of variability. Among the causes of this variability are unpredictable external factors, future inflations rates, discount rates, litigation trends, legal interpretations, benefits level changes and claim settlement patterns.

The amount of self insurance liability at December 31, 2008 and 2007 was $4.7 million and $6.2 million, respectively.

Related to workers’ compensation, the Company has insurance that limits its loss per claim to $250 thousand and its total losses in any policy year to $3.3 million. Related to medical costs, the Company has a lifetime cap of benefits of $1.5 million per covered participant and a loss limit of $300 thousand per covered participant, per year. The Company has aggregate stop loss coverage of $1.0 million if aggregate medical costs exceed $13.7 million annually. The Company would then be responsible for medical costs exceeding $14.7 million.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Upon adoption as of January 1, 2007, the Company recorded a reserve for uncertain tax positions in the amount of $678 thousand. This adjustment was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit. See Note 14 for additional information.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation

The Company recognizes compensation expense for awards on a straight-line basis over the requisite service period. Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based upon historical experience.

The fair value of restricted stock awards is equal to the quoted market price of the Company’s common stock at the date of grant. Restricted stock units (“RSUs”) are classified as liabilities in the accompanying consolidated financial statements. The fair value of the liabilities related to the RSUs is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense.

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

The Company’s potentially dilutive securities consist of potential common shares related to restricted stock awards. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive.

The computation of Diluted EPS for the years ended December 31, 2008 and 2007 excludes 536 shares and 289 shares, respectively, of restricted stock due to the loss for the period.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

Level 1—Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2—Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, and credit risks; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs are unobservable inputs that are used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$8,512	$—	$8,512

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The fair value measurements of the Company’s interest rate swap is a model derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions, such as LIBOR yield curves. The Company does not believe that changes in the fair value of its interest rate swap will materially differ from the amounts that could be realized upon settlement or maturity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial statements, however the impact could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R or if the Company applies the fresh start accounting provisions of SOP 90-7 upon emergence from Chapter 11.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to include how and why an entity uses derivative instruments, the accounting treatment for derivative instruments and hedging activity under SFAS 133 and related guidance, and how derivative instruments and hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the additional disclosure requirements upon adoption of SFAS No. 161.

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

4.	Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refer to prepetition obligations which may be impacted by the approval of the Company’s Plan of Reorganization in the Chapter 11 reorganization process. These amounts represent the Company’s current estimate of known or potential prepetition obligations to be resolved in connection with our

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

Chapter 11 proceedings. In addition, as a result of the Company’s Chapter 11 filing, the Company is prohibited, with certain exceptions, from making payments on certain vendor obligations incurred prior to the Chapter 11 filing date. Under the Company’s Plan of Reorganization, these obligations will be paid in full upon emergence from Chapter 11. As of March 25, 2009, total prepetition liabilities were approximately $19 million.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process and if necessary will be subject to a final determination of the allowable claims by the Bankruptcy Court. The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is completed. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. The claims resolution process may take considerable time to complete and may occur after the confirmation date of the Plan of Reorganization. Accordingly, the final number and amount of allowed claims is not presently known. Liabilities subject to compromise at December 31, 2008, are summarized in the following table:

December 31, 2008
Subordinated Notes	$175,000
Accrued interest on Subordinated Notes	11,229

$186,229

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on its prepetition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that is probable that the interest will be an allowed claim. Had the Company recorded interest expense on its prepetition obligations, interest expense would have been higher by $53 for the year ended December 31, 2008.

The Company has incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying consolidated statement of operations and consisted of the following:

Year Ended December 31, 2008
Professional fees associated with bankruptcy proceedings	$2,795
Write-off of debt issuance costs related to debt subject to compromise	2,041
Write-off of debt discount on debt subject to compromise	1,005
Write-off of debt issuance costs associated with Revolver Loan	805
DIP and Exit Financing fees	2,268
Other, net	276

$9,190

5.	Discontinued Operations

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

In addition, in 2007 the Company decided to close its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, for the year ended December 31, 2007, the Company reclassified $112 of cumulative translation adjustments related to its Italian operation out of accumulated other comprehensive loss and into other income.

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

The following summarizes the assets and liabilities of discontinued operations:

	December 31,
	2008	2007
Assets of Discontinued Operations:
Accounts receivable, net	$14	$185
Prepaid expenses and other current assets	328	342

Total current assets of discontinued operations	$342	$527

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$87	$395

Total current liabilities of discontinued operations	87	395
Other liabilities	773	743

Total liabilities of discontinued operations	$860	$1,138

The following is a summary of the results of operations for discontinued operations:

	For the Year Ended December 31,
	2008	2007
Net sales	$—	$790
Income (loss) from discontinued operations before income taxes and minority interests	(60)	290
(Provision for) benefit from income taxes	3	(370)

Loss from discontinued operations before minority interests	(57)	(80)
Minority interests	—	291

Income (loss) from discontinued operations	$(57)	$211

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company accrued restructuring charges as a result of the plan to close the joint venture operations in Turkey. The restructuring charges were principally comprised of employee severance and benefits costs which were fully paid in 2007. The following table presents an analysis of the restructuring reserve activity:

Severance and Benefits
Balance at January 1, 2007	$115
Charges to income	238
Payments	(348)
Adjustments	(5)

Balance at December 31, 2007	—

6.	Accounts Receivable

	December 31,
	2008	2007
Trade and notes receivable	$40,796	$53,756
Less: allowance for doubtful accounts	(1,904)	(1,166)

Net trade and notes receivables	38,892	52,590
Value added taxes recoverable	4,331	5,760
Miscellaneous receivables	2,472	2,862

Accounts receivable, net	$45,695	$61,212

The Company wrote off approximately $1,103 and $844 of trade and notes receivable against the allowance for doubtful accounts in 2008 and 2007, respectively.

7.	Inventories

	December 31,
	2008	2007
Finished goods	$34,021	$57,633
Raw materials and supplies	15,744	15,580

Inventories, net	$49,765	$73,213

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $707 and $693 as of December 31, 2008 and 2007, respectively.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

8.	Property, Plant and Equipment

	December 31,
	2008	2007
Land and improvements	$3,438	$3,754
Buildings and improvements	93,405	95,922
Machinery and equipment	578,062	589,740

	674,905	689,416
Less: accumulated depreciation and amortization	(545,647)	(545,233)

	129,258	144,183
Construction in progress	3,113	2,878

Property, plant and equipment, net	$132,371	$147,061

9.	Other Assets

	December 31,
	2008	2007
Deferred financing costs, net	$—	$7,551
Customer tooling	—	1,641
Supplies	112	4,394
Other	1,514	1,890

Total	$1,626	$15,476

In connection with certain customer sales agreements, the Company purchases tooling specific to that customer’s products. The Company is reimbursed for these expenditures as products are sold to the customer. These assets are owned by the customer but the contracts stipulate that the Company will be fully reimbursed upon termination of the agreement.

10.	Accrued Expenses and Other Current Liabilities

	December 31,
	2008	2007
Salaries, benefits, and other employee costs	$10,005	$13,482
Value added taxes	4,824	6,670
Interest	1,870	5,267
Other accrued taxes	2,120	2,193
Asset retirement obligations	2,163	30
Restructuring	672	944
Other current liabilities	8,340	5,845

Total	$29,994	$34,431

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

11.	Debt

	December 31,
	2008	2007
Short-term:
Revolver	$20,000	$438

Long-term:
Secured Notes	$220,000	$220,000
Subordinated Notes	—	175,000
Unamortized debt discount on Subordinated Notes	—	(1,267)

	220,000	393,733
Less current maturities	220,000	—

Long-term portion	$—	$393,733

At December 31, 2008 and 2007, there were $10.1 million and $7.0 million, respectively, outstanding under letters of credit.

Substantially all of the Debtor’s prepetition debt obligations include default provisions that purport to be triggered by a bankruptcy filing. Subject to certain exceptions under the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition debts or to exercise control over the property or assets of a debtor’s estate. In addition, as part of the confirmation of the proposed Plan of Reorganization the Debtors will be seeking an order from the Bankruptcy Court that these defaults have been cured and reinstating the original terms of such obligations.

Senior Secured and Senior Subordinated Notes

On November 20, 2002, the Company completed its public offering of $175.0 million aggregate principal amount of 11.0% Senior Subordinated Notes (“Subordinated Notes”). The Notes were issued at 98.51% of face value and will mature on December 1, 2012. Interest on the Notes is payable semi-annually on each December 1 and June 1.

The Company may redeem some or all of the Subordinated Notes at any time on and after December 1, 2007, under the circumstances and at the prices described in the indenture governing the Subordinated Notes. If the Company experiences a change of control, holders of the Subordinated Notes may require the Company to repurchase the Subordinated Notes. The Subordinated Notes also contain provisions that require the Company to repurchase Subordinated Notes in connection with certain asset sales. Under the proposed terms of the Company’s Plan of Reorganization, the Subordinated Notes will be converted into 100% of the new common stock of the reorganized Company (other than shares reserved for incentive programs). These notes and related accrued interest are classified as “liabilities subject to compromise” on the accompanying consolidated balance sheets at December 31, 2008. See Note 4 for additional information.

On February 11, 2005, the Company completed a debt refinancing which consisted of the sale of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”) and entered into a four-year $70.0 million Senior Secured Asset Based Revolving Credit Facility (“Revolver Loan”). On December 31, 2008, the Company entered into a Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) that replaced the Revolver Loan.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset quarterly. During May 2005, the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% through the period ending February 2012. Interest on the Secured Notes is payable quarterly on each February 15, May 15, August 15 and November 15. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The Secured Notes contain provisions that require the Company to make mandatory offers to purchase outstanding amounts in connection with a change of control, asset sales and events of loss.

Debtor-in-Possession and Exit Financing

On December 31, 2008, the Company entered into a Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) among the Company, certain of its subsidiaries (the “Subsidiaries”), the lenders and issuers party thereto, Citicorp USA Inc. as Administrative Agent, and Wells Fargo Foothill, LLC as Sole Syndication Agent and Sole Documentation Agent. The Company’s previous revolving credit agreement was terminated. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Facility will be used to, among other things, provide the Company with working capital. The DIP Credit Facility will terminate upon the earlier of September 30, 2009 and the effective date of the Company’s Plan of Reorganization. Prior to such termination, the DIP Credit Facility is convertible into a $75 million exit facility (the “Exit Facility”) with substantially the same terms as the DIP Credit Facility upon the Company’s emergence from Chapter 11, subject to the satisfaction of various conditions precedent, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Subordinated Notes to common stock. The Exit Facility’s scheduled expiration date is December 31, 2011. The DIP Credit Facility provides for revolving borrowings of up to $75 million, with a sublimit of $15 million in the case of letters of credit and $15 million in the case of swing loans. The amount available under the facility is subject to a minimum Available Credit requirement of $5 million. Available Credit is generally defined as the excess of the lesser of $75 million or the borrowing base, in each case minus any availability reserve imposed by the Administrative Agent in its discretion, over the amount of loans and letter of credit obligations outstanding under the credit facility. The borrowing base is generally defined as described below. The effect of the Available Credit requirement is that no more than $70 million is available to the Company under the credit facility. In addition, even if the Available Credit requirement were waived, in order to access the final $5 million otherwise available under the credit facility, the Company would have to satisfy a consolidated fixed charge coverage ratio in the indenture governing the Subordinated Notes, which the Company currently cannot satisfy. The amount available under the DIP Credit Facility is also subject to a minimum Collateral Availability requirement of $15 million. Collateral Availability is generally defined as the excess of the borrowing base over the amount of loans and letter of credit obligations outstanding under the credit facility. The effect of the Collateral Availability requirement is that the borrowing base must be at least $85 million in order for the Company to access all $70 million otherwise available under the credit facility. The DIP Credit Facility and Exit Facility contain certain debt compliance covenants. The Company was in compliance with these covenants as of December 31, 2008.

Borrowings under the DIP Credit Facility and Exit Facility are limited to a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ Eligible Trade Receivables, (ii) up to 80% of Eligible Trade Receivables of Constar International U.K. Limited, (iii) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 85% of the Orderly Liquidation Percentage for such category of Eligible Inventory of the Company and its domestic subsidiaries and (B) up to 75% of the value of such category of Eligible Inventory of the Company and its domestic subsidiaries (in each case valued at the lower of cost and market on a first-in, first-out basis), and (iv) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 80% of the Orderly Liquidation Percentage for such category of Eligible Inventory of Constar International U.K. Limited and (B) up to 70% of the value of such category of Eligible Inventory of Constar

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

International U.K. Limited (in each case valued at the lower of cost and market on a first-in, first-out basis); less any applicable reserves then in effect. The portion of the borrowing base attributable to classes (ii) and (iv) shall not exceed $25 million. In addition, the administrative agent under the DIP Credit Facility and Exit Facility may impose discretionary reserves against the entire facility. The administrative agent informed the Company that it placed a reserve of $8.9 million against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility as of December 31, 2008. The value of the reserve is subject to change based on further changes in interest rates, and is also expected to decline as we approach the expiration date of the swap in February 2012.

The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the DIP Credit Facility and Exit Facility. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating Base Rate of not less than 4% plus a margin ranging from 2.75% to 3.25%, or (ii) a fluctuating Eurodollar Base Rate of not less than 3% plus a margin ranging from 3.75% to 4.25%. Letters of credit carry an issuance fee of 0.25% per annum of the undrawn face amount and a fee accruing at a rate per annum ranging from 3.75% to 4.25%.

The DIP Credit Facility and the Exit Facility contain certain financial covenants. The Company must maintain minimum Available Credit of $5 million and minimum Collateral Availability of $15 million. Capital Expenditures may not exceed $32 million in 2008, $24 million in 2009, $28 million in 2010 and $22 million in 2011; provided, however, that to the extent that actual Capital Expenditures for the Fiscal Year ended December 31, 2009 or any Fiscal Year thereafter shall be less than the maximum amount set forth above for such Fiscal Year (without giving effect to any carryover permitted by this proviso), 75% of the difference between said stated maximum amount and the amount of actual Capital Expenditures shall, in addition, be available for Capital Expenditures in the next succeeding Fiscal Year. In addition, with respect to the DIP Credit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA of not less than $35 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. With respect to the Exit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA of not less than $40 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. The DIP Credit Facility and the Exit Facility contain other customary covenants and events of default. The Company was in compliance with these covenants as of December 31, 2008.

Collateral under the DIP Credit Facility and Exit Facility is composed of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.

The DIP Credit Facility requires the Company to annually deliver to the lenders audited financial statements containing an auditor’s opinion made without qualification as to the Borrower being a going concern. The Company has obtained a waiver of this requirement with respect to the fiscal year ended December 31, 2008.

Constar is party to an ISDA Master Agreement and Schedule, dated May 16, 2005 (the “2005 Swap Agreement”), with Citigroup Financial Products Inc. (“CFP”), which created an interest rate swap effectively fixing the interest rate on $100 million face amount of Constar’s Senior Secured Notes. In connection with entering into the DIP Credit Facility, CFP agreed to waive its right to terminate the 2005 Swap Agreement in exchange for Constar’s assumption of that agreement. At the hearing on December 31, 2008, the Bankruptcy Court approved the assumption of the 2005 Swap Agreement.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, the administrative agent placed an $8.9 million reserve against our borrowing base relating to the interest rate swap between the Company and the administrative agent due to the impact of lower interest rates and its current volatility. This reserve was collateralized in January 2009 with cash. We believe that due to the fact that the value of our borrowing base will be increasing over the next few months as we build inventory for the summer months, this reserve will not have a significant impact on our liquidity. The value of this reserve will change over time. The value of the reserve is subject to change based on further changes in interest rates and is expected to decline as we approach the expiration date of the swap in February 2012.

12.	Other Liabilities

	December 31,
	2008	2007
Asset retirement obligations	$3,665	$5,683
Accrued rent	3,435	3,804
Post-employment benefits	1,623	2,642
Interest rate swap	8,512	2,021
Other	80	261

	$17,315	$14,411

Post-employment benefits consist primarily of disability and severance benefits for U.S. personnel. Accrued rent consists primarily of the additional expense recognized for operating leases on a straight-line basis over the lease term.

The Company has recorded asset retirement obligations primarily associated with its leased plant facilities.

13.	Restructuring and Other Related Charges

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi”) Under the terms of the New Agreement, effective January 1, 2009, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and a reduction of operations in four other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.

In connection with the restructuring actions described above, (the “2008 Restructuring”), the Company expects to incur total charges of approximately $9.0—$10.0 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $1.2 million related to costs to exit facilities, (ii) an estimated $1.5 million related to employee severance and other termination benefits the majority of which was paid in the fourth quarter of 2008 and the remainder in 2009, and (iii) an estimated $6.3 million of accelerated depreciation and other non-cash charges. Per SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company’s estimated future rental cost due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.1 million in 2009 and $0.8 million in 2010. In addition, the Company expects to incur cash expenditures related to these restructuring activities of approximately $2.5 million for transfers of equipment which was principally incurred in the fourth quarter of 2008.

The estimated annual cash savings as a result of reducing manufacturing overhead is expected to be approximately $28-30 million beginning in 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the 2008 Restructuring, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008. The majority of these restructuring actions were completed as of December 31, 2008.

In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company currently estimates expenditures related to this restructuring to total approximately $0.5 million. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other production facilities.

In response to the decision of a customer in Europe not to renew a contract related to the Company’s Dutch facility, the Company evaluated restructuring options for its Dutch subsidiary. On May 22, 2007 the Company received regulatory approval of a plan to terminate the employment of approximately 40 Dutch employees. In connection with these terminations, the Company made net cash expenditures of approximately $0.4 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively. The payments principally relate to severance costs.

In September 2003, the Company implemented a cost reduction initiative (the “2003 Plan”) under which it closed facilities in Birmingham, Alabama and Reserve, Louisiana. Under the plan, approximately 130 positions were eliminated. The 2003 Plan was completed during the first quarter of 2007.

The following table presents a summary of the restructuring reserve activity:

	2003 Plan	2007 Plans			2008 Plans
	Contract and Lease Termination Costs	Severance and Termination Benefits	Contract and Lease Termination Costs	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Other Costs	Total
Balance, January 1, 2007	$98	$—	$—	$—	$—	$—	$—	$98
Charges to income	7	2,495	488	329	—	—	—	3,319
Payments	(106)	(2,280)	—	(115)	—	—	—	(2,501)
Adjustments	1	13	—	14	—	—	—	28

Balance, December 31, 2007	—	228	488	228	—	—	—	944
Charges to income	—	—	262	—	553	1,539	823	3,177
Payments	—	(216)	(586)	(229)	(308)	(921)	(802)	(3,062)
Adjustments	—	2	(164)	1	(118)	(64)	—	(343)

Balance, December 31, 2008	$—	$14	$—	$—	$127	$554	$21	$716

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2008, the Company recorded additional reserves for supplies of $2,080, wrote off deferred rent of $180 which reduced restructuring expense, recorded $77 of other costs and recorded accretion expense related to an asset retirement obligation of $6. Also, as a result of the 2008 Restructuring the Company recorded accelerated depreciation and other non-cash charges of $3,440 which are included in cost of products sold in the consolidated statement of operations.

During the year ended December 31, 2007, the Company charged $371 of equipment relocation costs and $32 of severance and benefits costs related to our U.S. operations to restructuring expense.

14.	Income Taxes

Pre-tax income (loss) was generated under the following jurisdictions:

	Year Ended December 31,
	2008	2007
U.S.	$(41,753)	$(21,667)
Europe	(16,472)	(4,890)

Total	$(58,225)	$(26,557)

The benefit (provision) for income taxes consists of the following:

	Year Ended December 31,
	2008	2007
Current tax (provision) benefit:
U.S.	$56	$—
Europe	391	—

	447	—

Deferred tax (provision) benefit:
U.S.	—	—
Europe	—	—

	—	—

Total benefit (provision) for income taxes	$447	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	For the year ended December 31,
	2008	2007
Pre-tax benefit (expense) at 35%	$20,379	$9,295
State tax (provision) benefit	(45)	—
Non-U.S. operations at different rates	(5,375)	(239)
Non-deductible reorganization costs	(1,776)	—
Other non-deductible costs	2	528
Valuation allowance	(12,738)	(9,584)

Benefit from (provision for) income taxes	$447	$—

The Company paid income taxes of $192 in 2008 and $-0- in 2007.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The components of deferred tax assets and (liabilities) were:

	December 31,
	2008	2007
Current deferred tax assets:
Employee benefits	$3,165	$4,839
Restructuring reserves	302	196
Other accruals	3,155	2,045
Current valuation allowance	(5,726)	(5,035)

Current deferred tax asset	896	2,045

Long-term deferred tax assets:
Net operating loss carryforwards	51,269	37,986
Employee benefits	15,455	5,297
Other	63	36
Mark to market of cash flow hedge	3,297
Valuation allowance	(60,390)	(36,275)

Long-term deferred tax asset	9,694	7,044

Long-term deferred tax liabilities:
Property, plant and equipment	(10,590)	(9,881)
Mark-to-market of cash flow hedge	—	792

Long-term deferred tax liability	(10,590)	(9,089)

Long-term deferred tax liability, net	(896)	(2,045)

Net deferred tax liability	$—	$—

As of December 31, 2008 and 2007, the Company had federal net operating loss carry forwards in the amount of $106.0 million and $75.3 million, respectively. The federal net operating loss carry forwards will begin to expire in the year 2023. The Company’s ability to use the federal net operating loss carry forwards is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986 as amended.

As of December 31, 2008 and 2007, the Company had state net operating loss carry forwards in the amount of $135.7 million and $115.2 million, respectively. The state net operating loss carry forwards began to expire in 2007 and continue to expire through 2024.

In the United Kingdom the Company had foreign operating loss carry forwards of $22.6 million and $5.4 million as of December 31, 2008 and 2007, respectively. In the Netherlands the Company had foreign operating loss carry forwards of $0.0 million and $0.6 million as of December 31, 2008 and 2007, respectively.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2007	$678
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$678

Balance at December 31, 2007	$678
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(106)
Settlements	—
Foreign currency translation impact	26

Balance at December 31, 2008	$603

Total unrecognized tax benefits as of December 31, 2008 and 2007 are included in non-current liabilities of discontinued operations on the consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of December 31, 2008 and 2007. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

The following table presents the tax years that remain subject to examination:

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2004	2008
States (varies by jurisdictions)	2003	2008
United Kingdom	2007	2008
Netherlands	2004	2008
Italy - (discontinued operation)	2004	2008

15.	Pension and Postretirement Benefits

Historically, all of the U.S. salaried and hourly personnel participated in a defined benefit pension plan. The benefits under this plan for salaried employees were based primarily on years of service and remuneration near retirement. The benefits for hourly employees were based primarily on years of service and a fixed monthly multiplier. Plan assets consist principally of common stocks and fixed income securities.

Employees of the U.K. operation may participate in a contributory pension plan with a benefit based on years of service and final salary. Participants contribute 5% of their salary each year and the U.K. operation contributes the balance, which is currently approximately 22% of salary. The assets of the plan are held in a trust and are primarily invested in equity securities.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and average salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases.

Effective April 1, 2007, the Company amended its U.S. defined benefit pension plan. Under the amendment, plan benefits were frozen as of March 31, 2007 for plan participants with age plus service as of December 31, 2007 that is less than 65 (“65 points”). For salaried participants with at least 65 points, benefit accruals on or after April 1, 2007 are based on the corporate salaried benefit formula with the final average earnings percentage reduced to 1% per year of future service. Past service benefits will continue to be based on the final average earnings at retirement, where applicable. There is no change in the benefit formula for hourly participants with at least 65 points. Employees hired after April 1, 2007 are not eligible to participate in the pension plan.

Due to a reduction in its workforce as a result of the 2008 Restructuring, the Company recorded a curtailment charge of $39 for the year ended December 31, 2008. The curtailment resulted in an increase in the benefit obligation and a decrease in accumulated other comprehensive income of $5,796.

The components of net periodic pension cost are summarized in the following table:

	For the Year Ended December 31,
	2008			2007
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$667	$653	$1,320	$1,096	$837	$1,933
Interest cost	5,250	649	5,899	4,767	600	5,367
Expected return on plan assets	(6,021)	(856)	(6,877)	(5,867)	(853)	(6,720)
Recognized actuarial loss	2,171	224	2,395	2,591	181	2,772
Recognized prior service cost	59	(42)	17	62	(74)	(12)
Curtailment	39	—	39	—	(468)	(468)

Net pension expense	$2,165	$628	$2,793	$2,649	$223	$2,872

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

A measurement date of December 31 was used for all plans presented below. Changes in the pension benefit obligations, plan assets, and funded status were as follows:

	2008			2007
	U.S.	Europe	Total	U.S.	Europe	Total
Change in Benefit Obligation:
Benefit obligation at January 1	$76,960	$12,457	$89,417	$81,330	$12,551	$93,881
Service cost	667	653	1,320	1,096	837	1,933
Interest cost	5,250	649	5,899	4,767	600	5,367
Actuarial (gain) loss	4,780	(539)	4,241	(7,006)	(545)	(7,551)
Participant contributions	—	274	274	—	316	316
Benefits paid	(3,465)	(482)	(3,947)	(3,227)	(1,015)	(4,242)
Curtailment gain	—	—	—	—	(545)	(545)
Foreign currency translation	—	(3,228)	(3,228)	—	258	258

Benefit obligation at December 31	84,192	9,784	93,976	76,960	12,457	89,417

Change in Plan Assets:
Fair value of plan assets at January 1	73,188	10,567	83,755	69,061	9,651	78,712
Actual returns on plan assets	(18,998)	(2,252)	(21,250)	3,801	10	3,811
Employer contributions	3,040	963	4,003	3,553	1,446	4,999
Participant contributions	—	274	274	—	316	316
Benefits paid	(3,465)	(482)	(3,947)	(3,227)	(1,015)	(4,242)
Foreign currency rate changes	—	(2,460)	(2,460)	—	159	159

Fair value of plan assets at December 31	53,765	6,610	60,375	73,188	10,567	83,755

Funded status at December 31	$30,427	$3,174	$33,601	$3,772	$1,890	$5,662

	2008			2007
	U.S.	Europe	Total	U.S.	Europe	Total
Amounts recognized on the consolidated balance sheets:
Current liability	$64	$—	$64	$64	$—	$64
Non-current liability	30,363	3,174	33,537	3,708	1,890	5,598

Total liability	$30,427	$3,174	$33,601	$3,772	$1,890	$5,662

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial losses	$(55,952)	$(6,079)	$(62,031)	$(28,325)	$(3,732)	$(32,057)
Prior service costs	(233)	436	203	(331)	478	147

	$(56,185)	$(5,643)	$(61,828)	$(28,656)	$(3,254)	$(31,910)

The estimated net loss and prior service costs for defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2009 are approximately $5,089 and $13, respectively.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets at December 31:

	2008			2007
	U.S.	Europe	Total	U.S.	Europe	Total
For all plans:
Accumulated benefit obligation	80,595	7,234	87,829	73,646	9,281	82,927
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	84,192	9,784	93,976	76,960	NA	76,960
Fair value of plan assets	53,765	6,610	60,375	73,188	NA	73,188

Assumptions

Weighted-average assumptions used in determining the pension benefit obligations at December 31 were:

	2008	2007
U.S.
Discount rate	6.40%	6.75%
Rate of compensation increase	3.00%	3.00%

U.K.
Discount rate	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%

Holland
Discount rate	4.00%	4.00%
Rate of compensation increase	3.50%	3.50%

Weighted-average assumptions used in determining the net periodic benefit cost for the plans at December 31 were:

	2008	2007
U.S.
Discount rate	6.75%	6.00%
Rate of compensation increase	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%

U.K.
Discount rate	5.75%	5.25%
Rate of compensation increase	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%

Holland
Discount rate	4.00%	4.50%
Rate of compensation increase	3.50%	3.50%
Expected return on plan assets	4.00%	5.50%

The discount rate assumption used to determine the pension obligation in the U.S. is based on current yield rates in the AA bond market. The current year’s discount rate was selected using a method that matches projected payouts from the plan with a zero-coupon AA bond yield curve. This yield curve was constructed from the

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

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

The expected long-term rates of return for the U.S. plan are determined at each measurement date based on a review of the actual plan assets and the historical returns of the capital markets adjusted for certain interest rates as appropriate. Equity securities for the U.S. plan are expected to return between 9.0% and 10.0% over the long-term, while debt securities are expected to return between 5.5% and 7.5%. The Company’s U.S. investment policy is to provide for growth of capital with a moderate level of volatility by investing in assets per the target allocations stated below. The asset allocation and the investment policies are reviewed semi-annually to determine if changes are necessary. Equity securities for the U.K. plan are expected to return between 8.5% and 9.5% over the long-term, while debt securities are expected to return between 4.5% and 6.5%. The U.K. investment policy is to maintain a balanced but pro-equity approach to maximize the long-term return on the plan’s assets while paying proper attention to the liability profile, funding requirements and investment risks. The Trustees periodically review the investments held for suitability and appropriate diversification. The Netherlands plan is funded via an insurance contract. The expected long-term rate of return for the Netherlands plan reflects the Company’s estimate of the annual return that will be awarded by the insurance company in respect of the participation right inherent in the insurance contract.

A 1.0% decrease in the expected rate of return on plan assets would have increased 2008 pension expense by approximately $843. A 0.5% decrease in the discount rate would have increased 2008 pension expense by $616.

Plan Assets

For the U.S. plan, target asset allocations are set using a minimum and maximum range for each asset category as a percentage of the total funds market value. The following tables present the target asset allocations as of December 31, 2008:

		Percentage of Plan Assets at December 31,
U.S. Plan Assets	Target Allocation	2008	2007
Equity securities	45%-70%	70%	74%
Debt securities	30%-50%	26%	24%
Other	0%-10%	4%	2%

Total		100%	100%

	Percentage of Plan Assets at December 31,
U.K. Plan Assets	2008	2007
Equity securities	78%	86%
Debt securities	13%	7%
Real estate	1%	1%
Other	8%	6%

Total	100%	100%

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

		Percentage of Plan Assets at December 31,
Holland Plan Assets	Target Allocation	2008	2007
Other	100%	100%	100%

Cash Flows

Estimated 2009 contributions to the Company’s defined benefit pension plans are expected to be $2,602, $642, and $430 for the U.S. plan, U.K. plan, and Holland plan, respectively. These estimates may change based on plan asset performance.

The following benefit payments are expected to be paid for the year(s) ending December 31:

	U.S	U.K.	Holland	Total
(a) 2009	3,825	78	539	4,442
(b) 2010	3,969	81	486	4,536
(c) 2011	4,165	84	506	4,755
(d) 2012	4,450	87	526	5,063
(e) 2013	4,722	127	547	5,396
(f) 2014-2018	27,508	949	3,076	31,533

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

The components of net periodic postretirement cost are summarized in the following table:

	For the Year Ended December 31,
	2008	2007
Interest cost	$332	$262
Recognized actuarial loss	784	701
Recognized prior service cost	(307)	(307)

Net postretirement cost	$809	$656

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

Changes in the benefit obligation were as follows:

	December 31,
	2008	2007
Benefit obligation at January 1	$6,066	$4,385
Interest cost	332	262
Participant contributions	145	210
Actuarial (gain) loss	(916)	1,611
Benefits paid	(317)	(402)

Benefit obligation at December 31	$5,310	$6,066

	December 31,
	2008	2007
Amounts recognized on the consolidated balance sheets:
Current liability	$335	$296
Non-current liability	4,975	5,770

	$5,310	$6,066

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial losses	$(2,351)	$(4,051)
Prior service costs	4,598	4,905

	$2,247	$854

The estimated net loss and prior service cost for other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 is $784 and $(307), respectively. In 2008, the Company reduced its liability for postretirement benefits by approximately $0.7 million for costs associated with a benefit that the Company discontinued in a prior year. Based upon an evaluation of the impact of this error, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of this adjustment was not material to the financial statements of the Company for the years ended December 31, 2008 and 2007, respectively.

The health care accumulated postretirement benefit obligation was determined at December 31, 2008 using a health care cost trend rate of 12.0%, decreasing to 6.5% in 2019. The discount rate was 6.65 % and 6.35% for December 31, 2008 and 2007, respectively.

Increasing the assumed health care cost trend by one percentage point would change the accumulated postretirement benefit obligation by approximately $543 and the total of service and interest cost by $34. Decreasing the assumed health care cost trend by one percentage point would decrease the accumulated postretirement benefit obligation by $467 and the total of service and interest cost by $29.

The accumulated gains and losses in excess of 10% of the greater of the accumulated postretirement pension obligation or the market related value of plan assets are amortized over the average remaining service period of active participants.

Defined Contribution Plan

The Company sponsors a Savings and Investment Plan and an Employee Stock Purchase Plan that covers substantially all U.S. employees. The Company’s contributions to the Savings Investment Plan were $1,968 and $1,694 in 2008 and 2007, respectively.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

16.	Lease Commitments

Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.

The following is a schedule of future minimum lease payments under long-term operating leases:

Year Ending December 31,
2009	$10,431
2010	9,888
2011	8,091
2012	6,313
2013	4,922
Thereafter	3,791

Net minimum lease payments	$43,436

Total rent expense was $11,138 and $11,001 in 2008 and 2007, respectively.

17.	Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) resulting from certain leased facilities where a contractual commitment exists to remove leasehold improvements and return the property to a specified condition when the lease terminates. At December 31, 2008 and 2007, the retirement asset related to the AROs approximated $3,250 and $4,710, respectively.

The following table presents the activity related to AROs:

	2008	2007
Balance, January 1	$5,714	$2,165
Accretion expense	431	187
Revisions to estimates	322	3,362
Settlements	(639)	—

Balance, December 31	$5,828	$5,714

18.	Commitments and Contingencies

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are being jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. A confirmation hearing for the Debtors’ proposed Plan of Reorganization is currently scheduled for April 28, 2009.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The parties have briefed the appeal. A date has not yet been set for oral argument. At the Company’s request, the Special Master and the District Court have agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter. If the proposed Plan of Reorganization is approved, the Company expects to be released from this litigation.

On October 8, 2008, Marshall Packaging Co. LLC filed a complaint in the Eastern District of Texas, C. A. No. 6:08cv394, against the Company, as well as certain bottled water companies, alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages. The complaint alleges that the Company has infringed and is infringing the patent by making and selling certain beverage containers, but does not specifically identify the accused containers. Proceedings in this matter are currently stayed by order of the Bankruptcy Court. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend itself in the action. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Certain judgments against the Company would constitute an event of default under the Company’s DIP Credit Facility. See Note 11 for additional information.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of December 31, 2008 and 2007 of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

As of December 31, 2008 the Company’s authorized capital stock consisted of 75.0 million shares of common stock, par value $.01 per share, and 5.0 million shares of preferred stock, par value $.01 per share.

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

The Board of Directors also has the authority to issue up to 5.0 million shares of preferred stock without approval of the Company’s holders of common stock. There were no shares of preferred stock issued or

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

outstanding at December 31, 2008 or 2007. Subsequent to the Petition Date, any such issuance must be approved by the Bankruptcy Court. Treasury stock consists of shares surrendered to the Company to satisfy federal tax obligations.

If our proposed Plan of Reorganization is approved, our existing common stock (including all outstanding equity grants) will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares. (See Note 2 for additional information).

The following is a summary of our common stock activity for the two years ended December 31, 2008:

(shares in thousands)	Common Stock	Restricted Stock	Treasury Stock
Outstanding, January 1, 2007	12,278	298	233
Grants of restricted stock awards	—	191	—
Shares issued to settle restricted stock units	8	—	—
Restricted shares vested	122	(122)	—
Restricted shares forfeited	—	(13)	13
Shares returned for taxes	(45)	—	45

Outstanding, December 31, 2007	12,363	354	291
Grants of restricted stock awards	—	269	—
Shares issued to settle restricted stock units	20	—	—
Restricted shares vested	120	(120)	—
Restricted shares forfeited	—	(35)	35
Shares returned for taxes	(49)	—	49

Outstanding, December 31, 2008	12,454	468	375

In 2007, the Company terminated its Employee Stock Purchase Plan under which 190 shares of common stock were reserved for issuance. In 2007, 29 shares were issued under the plan.

20.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2008	2007
Postretirement liabilities, net of income tax benefits of $10,513 in 2008 and 2007)	$(49,066)	$(20,543)
Cash-flow hedge, net of tax	(8,512)	(2,021)
Foreign currency translation adjustments	7,261	3,944

Accumulated other comprehensive loss	$(50,317)	$(18,620)

21.	Stock-Based Compensation

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

may be granted restricted stock or non-qualified stock options to purchase shares of common stock. These plans are each administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the awards.

Options granted are to be issued at prices not less than fair market value on the date of grant and expire up to ten years after the grant date. To date, all grants to Directors have been restricted stock grants.

In November 2007, the Company’s 2002 Stock-Based Incentive Compensation Plan (the “2002 Plan”) and the Company’s 2002 Non-Employee Directors’ Equity Incentive Plan (the “2002 Directors Plan”) expired. In addition, all options granted under these plans expired during 2007.

If our Plan of Reorganization is approved, our existing common stock (including all outstanding equity grants) will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares. (See Note 2 for additional information).

The following table presents the shares authorized for issuance and the shares available for future grants under each of the plans:

(Shares in thousands) Plan	Shares Authorized For Issuance	Shares Available For Future Grants
2007 Plan	850	546
2007 Directors Plan	50	45

No more than 300 shares may be granted under the 2007 Plan in any plan year.

In connection with the Company’s Annual Incentive & Management Stock Purchase Plan (“Incentive Plan”) the Company may issue restricted stock units (“RSUs”). RSUs may be paid, at the discretion of the Compensation Committee of the Company’s Board of Directors, in (i) cash or (ii) stock. Any payments in stock would be made from available shares authorized under a stockholder-authorized plan. Subsequent to the Petition Date, any such grant must be approved by the Bankruptcy Court.

The following table summarizes employee stock option information for the year ended December 31, 2007:

	Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	169	$12.00
Expired	(169)	12.00

Outstanding at December 31, 2007	—	$—	—	$—

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

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes restricted stock activity for the years ended December 31, 2008 and 2007:

	Number of Shares					Weighted Average Grant Date Fair Value
(Shares in thousands)	2002 Plan	2002 Directors Plan	2007 Plan	2007 Directors Plan	Total
Nonvested, January 1, 2007	288	10	—	—	298	$5.03
Granted	151	5	35	—	191	4.43
Vested	(118)	(4)	—	—	(122)	4.54
Forfeited	(11)	(2)	—	—	(13)	5.25

Nonvested, December 31, 2007	310	9	35	—	354	4.52
Granted	—	—	264	5	269	0.92
Vested	(104)	(4)	(12)	—	(120)	3.87
Forfeited	(20)	—	(15)	—	(35)	3.04

Nonvested, December 31, 2008	186	5	272	5	468	3.59

In 2008, the Company granted 264 shares of restricted stock under its 2007 Stock-Based Incentive Compensation Plan. These grants include a condition that provides that such restricted stock will vest only if certain targets for the Company’s stock price are achieved. If the market condition is not satisfied by the third anniversary of the date of grant, the awards will not vest. Subject to the attainment of the market condition by the Company, the awards will vest, if at all, in annual installments over a three year period beginning in the first quarter of 2009, the first anniversary of the grant date. The awards may vest more rapidly if certain other targets for the Company’s stock price are achieved. The awards have a term of three years from the date of grant. In addition, in 2008 the Company granted 5 shares of restricted stock under its 2007 Non-Employee Director’s Equity Incentive Plan. These grants vest one-third per year over three years.

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

The assumptions used to estimate the fair value of restricted stock awards granted in 2008 were as follows:

Expected volatility	71.4%
Risk-free rate	2.6%
Dividend yield	—%

In 2007, the Company granted 119 shares of restricted stock to officers, of which 20 shares vested in the fourth quarter of 2007, 42 shares vested in the first quarter of 2008, 50 shares vest over a three year period, and 7 shares were fully vested on the date of grant. The Company granted 67 shares of restricted stock to non-executive officer employees in 2007. These shares generally vest between three and four years from the date of grant. Shares granted to non-employee directors vest one-third per year over three years.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, there was $621 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested was $212 and $712, for the years ended December 31, 2008 and 2007, respectively.

The following table summarizes restricted stock unit activity for the years ended December 31, 2008 and 2007:

(RSU’s in thousands)	RSUs
Outstanding, January 1, 2007	174
Granted	76
Vested	(28)
Forfeited	(11)

Outstanding, December 31, 2007	211
Granted	—
Vested	(63)
Forfeited	(4)

Outstanding, December 31, 2008	144

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. In 2007, the Company issued 76 RSUs which cliff-vest three years from the date of grant. The fair value of the liability associated with the outstanding RSUs was $6 and $223 as of December 31, 2008 and 2007, respectively.

The following table summarizes total stock-based compensation expense included in the consolidated statements of operations:

	For the year ended December 31,
(in thousands)	2008	2007
Restricted stock	$817	$604
Restricted stock units	(209)	(4)

	$608	$600

22.	Derivative Financial Instruments

The Company reviews opportunities and options to reduce the Company’s financial risks and exposure. The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reviewed by the Company’s executive management.

During May 2005, the Company entered into an interest rate swap for a notional amount of $100.0 million relating to its Secured Notes. The Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. The objective and strategy for undertaking this interest rate swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Company’s debt due in 2012.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

The Company accounts for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship and recognizes in other comprehensive income the entire change in the fair value of the swap. The Company recognized a non-current liability of $8,512 and $2,021 as of December 31, 2008 and 2007, respectively, and a loss in other comprehensive income of $6,491 and $4,173 for the years ended December 31, 2008 and 2007, respectively.

23.	Related Party Transactions

Constar was a wholly owned subsidiary of Crown from 1992 until the closing of Constar’s initial public offering on November 20, 2002. At December 31, 2008, Crown owned 1,255,000 shares, or approximately 10%, of the Company’s outstanding common stock. Frank J. Mechura, an executive officer of Crown, retired from Crown in February 2008 but continues to serve on Constar’s Board of Directors.

Concurrently with the completion of the Company’s initial public offering, the Company entered into lease agreements with Crown for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. For the years ended December 31, 2008 and 2007, the Company paid Crown $1.7 million and $1.8 million, respectively under these lease agreements. The current Philadelphia lease agreement is on a month-to-month basis. In addition, in 2002, the Company entered into a transition services agreement with Crown. Under the transition services agreement, Crown provided services that included payroll, systems for accounting, reporting, tax, information technology, benefits administration, and logistics. This agreement has expired and has been extended on similar terms excluding certain services that Constar no longer purchases from Crown. The most recent version of this agreement commenced on January 1, 2007 and has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $2.4 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively. Amounts due to Crown under the agreements described above as of December 31, 2008 and 2007 were $0.6 million and $1.0 million, respectively.

In 2002, Constar, Inc. and Crown USA entered into the Newark Component Supply and Lease of Related Assets Agreement (“Newark Agreement”). Under the Newark Agreement, Constar, Inc. supplies Crown USA with rings, bands and closures manufactured at Constar, Inc.’s Newark, Ohio facility. The products are manufactured using equipment that Crown USA leases to Constar, Inc. and operates at the Company’s facilities. The Newark Agreement expired on November 19, 2004 but the Company and Crown USA continued to operate under its terms. In November 2007, the Company and Crown entered into a new five year supply agreement for such rings, bands and closures. The Company sold approximately $8.4 million and $3.4 million of rings, bands and closures to Crown for the years ended December 31, 2008 and 2007, respectively. The Company had a net receivable from Crown of approximately $0.1 million and $0.4 million related to this agreement at December 31, 2008 and 2007, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown Cork & Seal Technologies Corporation under which we agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company recorded royalty expense of $1.0 million and $0.6 million related to this license for the years ended December 31, 2008 and 2007, respectively. The Company had a payable to Crown of approximately $3.2 million and $2.2 million related to this license at December 31, 2008 and 2007, respectively.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, legal expenses incurred by certain current and former directors in connection with securities class action lawsuit, as described in Item 3 of this Annual Report on Form 10-K, have been advanced on behalf of those directors by the Company or the relevant insurer. Because the claims are against both the Company and the defendant directors, we cannot

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

determine what portion of those legal expenses would be attributable to the directors rather than the Company. In addition, pursuant to a Corporate Agreement entered into with Crown concurrently with our initial public offering, we have incurred certain indemnification obligations to Crown with respect to this lawsuit.

24.	Other Income (Expense):

	For the year ended December 31,
	2008	2007
Foreign exchange losses	$(11,874)	$(1,483)
Royalty income	1,877	1,699
Royalty expense	(875)	(766)
Interest income	136	454
Other	25	(468)

Total	$(10,711)	$(564)

Foreign exchange losses are primarily the result of the impact of currency fluctuations on intra-company loan balances and transaction losses associated with purchase agreements.

25.	Segment Information

Constar has only one segment. The Company has operating plants in the United States and Europe which have similar economic characteristics. Each plant operation is similar in the nature of their products, production processes, the types or classes of customers for products and the methods used to distribute products.

Net customer sales and property, plant and equipment, net for the countries in which Constar operated were as follows:

	Net customer sales		Property, plant and equipment, net
	Year ended December 31,		December 31,
	2008	2007	2008	2007
United States	$675,450	$685,705	$114,145	$122,254
United Kingdom	151,155	150,427	14,171	20,019
Holland	24,135	42,067	4,055	4,788

Total	$850,740	$878,199	$132,371	$147,061

Constar’s financial systems do not produce complete financial information on a product line basis.

26.	Major Customers

Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. Substantially all of the Company’s sales are made pursuant to mechanisms that allow for the pass-through of changes in the price of PET resin to its customers. In 2008 and 2007, the Company’s top five customers accounted for an aggregate of 62% and 60%, respectively, of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 76% and 71%, respectively, of the Company’s sales.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

During 2008 and 2007, purchases by Pepsi accounted for approximately 40% and 38%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of the Company’s sales in 2008 or 2007.

27.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt and derivative financial instruments are based on quoted market prices.

The following table presents the estimated fair value of financial instruments:

	December 31,
	2008		2007
Assets (liabilities)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swap	$(8,512)	$(8,512)	$(2,021)	$(2,021)
Senior notes	(220,000)	(121,000)	(220,000)	(206,800)
Subordinated notes	(175,000)	(4,375)	(173,733)	(131,250)

28.	Condensed Consolidating Financial Information

As discussed in Note 11, on February 11, 2005, the Company completed a refinancing which consisted of the sale of the Secured Notes and entered into the Revolver Loan. The Secured Notes are guaranteed on a senior basis by each of the Company’s domestic and United Kingdom restricted subsidiaries. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Secured Notes by each of our domestic and United Kingdom restricted subsidiaries. These statements differ from our historical audited and unaudited interim financial statements because they reflect the guarantee by the Company’s United Kingdom subsidiary of the Secured Notes, which was not previously provided to the existing Subordinated Notes. As a result of the refinancing, the Company’s United Kingdom subsidiary now guarantees the existing Subordinated Notes on a senior subordinated basis along with the Company’s domestic subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10:

•	Balance sheets as of December 31, 2008 and December 31, 2007;

•	Statements of operations for the years ended December 31, 2008 and December 31, 2007, and;

•	Statements of cash flows for the years ended December 31, 2008 and December 31, 2007.

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$13,933	$359	$—	$14,292
Intercompany receivable	—	210,818	10,375	(221,193)	—
Accounts receivable, net	—	43,466	2,338	—	45,804
Inventories, net	—	47,142	2,619	4	49,765
Prepaid expenses and other current assets	4,692	19,078	537	—	24,307
Deferred income taxes	—	896	—	—	896
Current assets of discontinued operations	—	—	342	—	342

Total current assets	4,692	335,333	16,570	(221,189)	135,406

Property, plant and equipment, net		128,678	4,056	(363)	132,371
Goodwill		148,813	—	—	148,813
Investments in subsidiaries	463,610	16,528	—	(480,138)	—
Other assets	—	1,514	112	—	1,626
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$468,302	$630,866	$20,738	$(701,690)	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$20,000	$—	$—	$—	$20,000
Current portion of long-term debt	220,000	—	—	—	220,000
Accounts payable and accrued liabilities	4,141	89,312	2,053		95,506
Intercompany payable	190,523	30,549	480	(221,552)	—
Current liabilities of discontinued operations	—	—	87	—	87

Total current liabilities	434,664	119,861	2,620	(221,552)	335,593

Pension and postretirement liabilities	—	37,695	817	—	38,512
Deferred income taxes	—	896	—	—	896
Other liabilities	8,511	8,804	—	—	17,315
Non-current liabilities of discontinued operations	—	—	773	—	773
Liabilities subject to compromise	186,229	—	—	—	186,229

Total liabilities	629,404	167,256	4,210	(221,552)	579,318

Commitments and contingent liabilities	—
Stockholders’ equity (deficit)	(161,102)	463,610	16,528	(480,138)	(161,102)

Total liabilities and stockholders’ equity (deficit)	$468,302	$630,866	$20,738	$(701,690)	$418,216

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$3,294	$960	$—	$4,254
Intercompany receivable	—	168,235	10,774	(179,009)	—
Accounts receivable, net	—	58,706	2,989	—	61,695
Inventories, net	—	69,181	4,032	—	73,213
Prepaid expenses and other current assets	—	19,194	11	—	19,205
Deferred income taxes	—	2,045	—	—	2,045
Current assets of discontinued operations	—	—	527	—	527

Total current assets	—	320,655	19,293	(179,009)	160,939

Property, plant and equipment, net		142,662	4,814	(415)	147,061
Goodwill		148,813	—	—	148,813
Investments in subsidiaries	475,587	16,977	—	(492,564)	—
Other assets	7,552	7,924	—	—	15,476
Non-current assets of discontinued operations	—	—	—	—	—
Liabilities subject to compromise	—	—	—	—	—

Total assets	$483,139	$637,031	$24,107	$(671,988)	$472,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$438	$—	$—	$—	438
Accounts payable and accrued liabilities	5,267	111,179	5,017		121,463
Intercompany payable	153,987	25,133	304	(179,424)	—
Current liabilities of discontinued operations	—	—	395	—	395

Total current liabilities	159,692	136,312	5,716	(179,424)	122,296

Long-term debt	393,733	—	—	—	393,733
Pension and postretirement liabilities	—	10,697	671	—	11,368
Deferred income taxes	—	2,045	—	—	2,045
Other liabilities	2,021	12,390	—	—	14,411
Non-current liabilities of discontinued operations	—	—	743	—	743

Total liabilities	555,446	161,444	7,130	(179,424)	544,596

Commitments and contingent liabilities	—
Stockholders’ equity (deficit)	(72,307)	475,587	16,977	(492,564)	(72,307)

Total liabilities and stockholders’ equity (deficit)	$483,139	$637,031	$24,107	$(671,988)	$472,289

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$833,734	$24,135	$—	$857,869
Cost of products sold, excluding depreciation	—	766,419	23,442	—	789,861
Depreciation	—	31,995	816	—	32,811

Gross profit	—	35,320	(123)	—	35,197
Selling and administrative expenses	—	22,359	386	—	22,745
Research and technology expenses	—	8,536	—	—	8,536
Provision for restructuring	—	4,811	—		4,811
(Gain) loss on disposal of assets	—	(1,227)	—	—	(1,227)

Total operating expenses	—	34,479	386	—	34,865

Operating income	—	841	(509)	—	332
Interest expense	(38,656)	(315)	559	—	(38,412)
Interest expense—related party	—	(244)	—	—	(244)
Reorganization costs	(9,190)	—	—	—	(9,190)
Other income (expense), net	—	(10,690)	(21)	—	(10,711)

Income (loss) from continuing operations before income taxes	(47,846)	(10,408)	29	—	(58,225)
(Provision for) benefit from income taxes	—	57	390	—	447

Income (loss) from continuing operations	(47,846)	(10,351)	419	—	(57,778)
Equity earnings	(9,989)	362	—	9,627	—
Loss from discontinued operations, net of taxes	—	—	(57)	—	(57)

Net income (loss)	$(57,835)	$(9,989)	$362	$9,627	$(57,835)

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Net sales	$—	$839,500	$42,068	$—	$881,568
Cost of products sold, excluding depreciation	—	762,043	39,033	—	801,076
Depreciation	—	28,337	773	—	29,110

Gross profit	—	49,120	2,262	—	51,382
Selling and administrative expenses	—	24,283	1,152	—	25,435
Research and technology expenses	—	6,983	—	—	6,983
Provision for restructuring	—	912	2,810		3,722
(Gain) loss on disposal of assets	—	186	—	—	186

Total operating expenses	—	32,364	3,962	—	36,326

Operating income	—	16,756	(1,700)	—	15,056
Interest expense	(41,171)	(216)	338	—	(41,049)
Interest expense—related party	—	—	—	—	—
Reorganization costs	—	—	—	—	—
Other income (expense), net	—	197	(761)	—	(564)

Income (loss) from continuing operations before income taxes	(41,171)	16,737	(2,123)	—	(26,557)
(Provision for) benefit from income taxes	—	—	—	—	—

Income (loss) from continuing operations	(41,171)	16,737	(2,123)	—	(26,557)
Equity earnings	14,825	(1,912)	—	(12,913)	—
Loss from discontinued operations, net of taxes	—	—	211	—	211

Net income (loss)	$(26,346)	$14,825	$(1,912)	$(12,913)	$(26,346)

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2008

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(57,835)	$(9,989)	$362	$9,627	$(57,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,995	32,381	784	—	35,160
(Gain) loss on disposal of assets	—	(964)	—	—	(964)
Stock-based compensation	—	608	—	—	608
Non-Cash reorganization costs	3,851	—	—	—	3,851
Equity earnings	9,989	(362)	—	(9,627)	—
Changes in operating assets and liabilities	(14,077)	48,649	(1,251)	—	33,321

Net cash provided by (used in) operating activities	(56,077)	70,323	(105)	—	14,141

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(25,115)	(207)	—	(25,322)
Proceeds from the sale of property, plant and equipment	—	1,852	—	—	1,852
Proceeds form the cash surrender value of life insurance	—	—	—	—	—

Net cash used in investing activities	—	(23,263)	(207)	—	(23,470)

Cash flows from financing activities:
Proceeds from Revolver loan	779,096	—	—	—	779,096
Repayment of Revolver loan	(759,534)	—	—	—	(759,534)
Net change in intercompany loans	36,515	(36,238)	(277)	—	—
Costs associated with debt refinancing	—	—	—	—	—
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	56,077	(36,238)	(277)	—	19,562

Effect of exchange rate changes on cash and cash equivalents	—	(183)	(12)	—	(195)

Net increase in cash and cash equivalents	—	10,639	(601)	—	10,038
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$13,933	$359	$—	$14,292

Constar International Inc.

(Debtor-In-Possession)

Notes to Consolidated Financial Statements—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year ended December 31, 2007

(In thousands)

	Parent	Guarantor	Non- Guarantor	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(26,346)	$14,825	$(1,912)	$(12,913)	$(26,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,928	30,249	774		32,951
(Gain) loss on disposal of assets		261	(117)		144
Stock-based compensation	—	600	—		600
Equity earnings	(14,825)	1,912	—	12,913	—
Changes in operating assets and liabilities	663	3,019	(756)	—	2,926

Net cash provided by (used in) operating activities	(38,580)	50,866	(2,011)	—	10,275

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(31,007)	(136)	—	(31,143)
Proceeds from the sale of property, plant and equipment	—	1,898	1,903	—	3,801
Proceeds form the cash surrender value of life insurance	—	1,805	—	—	1,805

Net cash used in investing activities	—	(27,304)	1,767	—	(25,537)

Cash flows from financing activities:
Proceeds from Revolver loan	760,022	—	—	—	760,022
Repayment of Revolver loan	(759,584)	—	—	—	(759,584)
Net change in intercompany loans	38,539	(36,605)	(1,934)	—	—
Costs associated with debt refinancing	(397)	—	—	—	(397)
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	38,580	(36,605)	(1,934)	—	41

Effect of exchange rate changes on cash and cash equivalents	—	49	56	—	105

Net increase in cash and cash equivalents	—	(12,994)	(2,122)	—	(15,116)
Cash and cash equivalents at beginning of period	—	16,288	3,082	—	19,370

Cash and cash equivalents at end of period	$—	$3,294	$960	$—	$4,254

Schedule II—Valuation and Qualifying Accounts and Reserves

(Dollars in thousands)

Allowances deducted from assets to which they apply:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the Year Ended December 31, 2008
Trade accounts receivable	$1,166	$1,841	$(1,103)	$1,904
Inventory	$693	1,266	(1,252)	707
Deferred taxes	$41,310	27,189	(2,383)	66,116

For the Year Ended December 31, 2007
Trade accounts receivable	$1,047	$963	$(844)	$1,166
Inventory	931	1,326	(1,564)	693
Deferred taxes	30,497	14,034	(3,221)	41,310

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2008, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company has completed its evaluation of its internal controls and has concluded that the Company’s system of internal controls was effective as of December 31, 2008 (see Management’s Report on Internal Control over Financial Reporting in Item 8 of this Annual Report on Form 10-K).

Remediation of Prior Year Material Weakness

The Company’s management report on internal control over financial reporting for the year ended December 31, 2007 identified the following material weaknesses in our internal control over financial reporting:

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

As a result of this finding management designed and implemented controls to determine that property, plant and equipment capitalized as part of an acquisition are properly amortized or depreciated and that assets are capitalized, on a timely basis, in accordance with generally accepted accounting principles. These changes in the Company’s internal control over financial reporting were implemented prior to the Company reporting its results for the quarter ended December 31, 2008. Upon completion of its testing during the quarter ended December 31, 2008, management concluded that the material weaknesses identified as of December 31, 2007 had been successfully remediated.

As disclosed in the Company’s interim consolidated financial statements for the quarter ended June 30, 2008, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 because the Company did not maintain effective controls over the restructuring reserve and related expense. Specifically, the controls over the evaluation of the sublease market conditions related to the implementation of SFAS No. 146 “Accounting for Costs Associated with Exit and Disposal Activities” as it applies to the closure of our Houston facility were not effective to ensure the completeness and accuracy of the restructuring reserve in accordance with generally accepted accounting principles.

This material weakness continued to exist as of the third quarter ending September 30, 2008. In the fourth quarter of 2008, the Company completed the design and implementation of improvements in its internal control over financial reporting to ensure the restructuring reserve and related expense as it pertains to the evaluation of the sublease market conditions related to the implementation of SFAS No. 146 “Accounting for Costs Associated with Exit and Disposal Activities” relating to the closure of our Houston facility is complete and accurate in accordance with generally accepted accounting principles. Upon completion of its testing during the quarter ended December 31, 2008, management concluded that the material weaknesses identified as of June 30, 2008 had been successfully remediated.

Change in Internal Control Over Financial Reporting

As described above, there were changes in the Company’s internal control over financial reporting relating to the Company’s remediation of its material weaknesses. There has been no other change in the Company’s internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the Company’s Audit Committee and independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

Our executive officers, their ages and their positions are as follows:

Name	Age	Title
Michael J. Hoffman(1)	48	President, Chief Executive Officer and Director
Walter S. Sobon(2)	60	Executive Vice President and Chief Financial Officer
James C.T. Bolton(3)	54	Senior Vice President, Administration and Strategic Planning
Jerry A. Hatfield(4)	50	Senior Vice President, Operations
Daniel M. Ingram(5)	53	Senior Vice President, Sales and Marketing
Donald P. Deubel(6)	45	Senior Vice President, Corporate Technologies
Christopher P. Phelan(7)	40	Vice President and General Manager, European Operations
David J. Waksman(8)	42	Senior Vice President, Human Resources, General Counsel and Secretary

(1)	Michael J. Hoffman. Mr. Hoffman has been President and Chief Executive Officer and a director of our Company since May 2002. Mr. Hoffman has been President of Constar, Inc. since October 2000. Mr. Hoffman was previously Vice President of Operations for Constar, Inc. since 1995, and director of Crown Cork & Seal Company, Inc.’s Aerosol Manufacturing division from 1993 to 1995. Prior to that, Mr. Hoffman was a Plant Superintendent, and then a Plant Manager, in several United States branches of Crown Cork & Seal Company, Inc. from 1987 to 1993. Prior to 1987, Mr. Hoffman was a Plant Superintendent for Continental Can Company and held various other plant management positions. Mr. Hoffman holds a B.S. in Mathematics and a B.S. in Psychology from the University of Delaware.
(2)	Walter S. Sobon. Mr. Sobon has served as our Chief Financial Officer since December 2005. From 1999 to 2004, Mr. Sobon worked for VWR International, Inc. in three management positions: Chief Financial Officer from 2001 to 2004, General Manager of E-Business in 2000 and Vice President, Corporate Development and Process Improvement from 1999 to 2000. He was also Chief Financial Officer of VWR from 1989 to 1995. He was a member of Tatum CFO Partners, LLP since October 2005, an independent consultant from 2004 to 2005 and worked for WAI, a private company in 2005. Earlier in his career, he worked with Price Waterhouse for more than six years. He is a certified public accountant and holds a Bachelor’s degree in Business Administration with a major in Accounting from Pace University.
(3)	James C.T. Bolton. Mr. Bolton has been Senior Vice President, Administration and Strategic Planning of our Company since May 2002. Previously, Mr. Bolton had been Senior Vice President, Strategic Planning and Information Systems for the Americas Division of Crown Cork & Seal Company, Inc. since 2001. Prior to that, Mr. Bolton was Vice President, Finance of Constar, Inc. from 1996 to 2001. Mr. Bolton was Vice President, Finance and Planning for the International Division of Crown Cork & Seal Company, Inc. from 1992 to 1996. Prior to that, Mr. Bolton was Director of Insurance for Crown Cork & Seal Company, Inc. and was responsible for all benefits and property/casualty coverage in the U.S. from 1984 to 1992. Mr. Bolton also worked in the Treasury and Audit departments of Crown Cork & Seal Company, Inc. from 1978 to 1984. Mr. Bolton holds a B.A. in Economics from Harvard College.
(4)	Jerry A. Hatfield. Mr. Hatfield has been Senior Vice President, Operations of our Company since September, 2007. Mr. Hatfield was previously our Vice President, Operations from March 2003 to September 2007, Western Regional Manager from 2001 to 2003, and an Operations Manager from 1999 to 2001. Prior to that, Mr. Hatfield was a Plant Superintendent and then a Plant Manager of a Crown Cork & Seal Company, Inc. can and closure facility from 1991 to 1998. Mr. Hatfield holds a B.S. in Management from Madison University.
(5)

Daniel M. Ingram. Mr. Ingram has served as Senior Vice President of Sales and Marketing since November 2006. From 2002 until 2006, Mr. Ingram was President of The Ingram Group, a management consulting and executive search firm specializing in the packaging industry. He was Senior Vice President and Chief

Operating Officer of Al-Group/Wheaton’s North American Pharmaceutical Packaging business from 1998-2001, and from 1996 to 1998 was first Vice President, Marketing and then Senior Vice President of Strategic Development for Al-Group/Wheaton. From 1980 until 1996, Mr. Ingram held various positions within several divisions of Wheaton Industries. Mr. Ingram holds a B.A. in Political Science from Rider University.

(6)	Donald P. Deubel. Mr. Deubel has been Senior Vice President, Corporate Technologies of our Company since November 2008. Prior to that he was Vice President, Corporate Technologies of our Company since September 2002. Previously, Mr. Deubel had been Director of Packaging Development of Constar, Inc. from July 2000 to September 2002 and Senior Manager of Closure Engineering and Corporate Technologies for Crown Cork & Seal Company, Inc. from December 1997 to July 2000. Mr. Deubel holds a B.S. in Business Administration from the University of Toledo, a B.S. in Plastics Engineering from Ferris State University and an M.B.A. from Lewis University.
(7)	Christopher P. Phelan. Mr. Phelan has been Vice President and General Manager, European Operations of our Company since July 2007. Since January 2004, Mr. Phelan had been Technical Director of our European operations. Prior to that, Mr. Phelan was employed by Rexam as Technical/Operations Director. Mr. Phelan holds a B.Sc. in Electrical Engineering from Sheffield University.
(8)	David J. Waksman. Mr. Waksman has been Senior Vice President, Human Resources, General Counsel and Secretary of our Company since April 2008. Prior to that he, was Vice President, General Counsel and Secretary of our Company since July 2003. Previously, Mr. Waksman was a partner at the law firm of Dechert LLP. Mr. Waksman holds a law degree and an M.B.A. in Finance from New York University, as well as a B.A. and M.A. in History from The Johns Hopkins University.

Directors of the Registrant

Our Directors, their ages and positions are as follows:

Name	Age	Title
John P. Neafsey(1)	69	Chairman of the Board of Directors
Michael J. Hoffman(2) James A. Lewis(3)	48 61	Director Director
Michael D. McDaniel(4)	60	Director
Frank J. Mechura(5)	66	Director
Angus F. Smith(6)	67	Director
A. Alexander Taylor(7)	55	Director

(1)	John P. Neafsey. Mr. Neafsey has been a member of our Board of Directors since July 2003 and has served as Chairman since April 2004. Mr. Neafsey has been President of JN Associates, an investment consulting firm, since 1993. Mr. Neafsey serves as Chairman of Alliance Resource Partners, L.P. and is a Director of West Pharmaceutical Services, Inc. He previously served as President and CEO of Greenwich Capital Markets from 1990 through 1993. Mr. Neafsey served on the Greenwich Capital Markets Board from 1983 to 1993. Prior to 1990, Mr. Neafsey worked for Sun Oil Company as Director, Executive Vice President for Canadian operations, coal and real estate, and Chief Financial Officer.
(2)	Michael J. Hoffman. Mr. Hoffman has been President and Chief Executive Officer and a director of our Company since May 2002. Mr. Hoffman has been President of Constar, Inc. since October 2000. Mr. Hoffman was previously Vice President of Operations for Constar, Inc. since 1995, and director of Crown Cork & Seal Company, Inc.’s Aerosol Manufacturing division from 1993 to 1995. Prior to that, Mr. Hoffman was a Plant Superintendent, and then a Plant Manager, in several United States branches of Crown Cork & Seal Company, Inc. from 1987 to 1993. Prior to 1987, Mr. Hoffman was a Plant Superintendent for Continental Can Company and held various other plant management positions. Mr. Hoffman holds a B.S. in Mathematics and a B.S. in Psychology from the University of Delaware.
(3)

James A. Lewis. Mr. Lewis has been a member of our Board of Directors since March 2003. Mr. Lewis is an independent management consultant. Mr. Lewis was the President and Chief Executive Officer of Lynx

Chemical Group from 2002 through March 2006. Lynx Chemical Group filed for bankruptcy in May 2007. Mr. Lewis worked as an independent management consultant from 2001 to 2002. Mr. Lewis was President and Chief Executive Officer of WorldWideTesting.com from 2000 to 2001. Mr. Lewis was Vice President and General Manager of the Container Plastics Business of Eastman Chemical Company from 1997 to 1999.

(4)	Michael D. McDaniel. Mr. McDaniel has been a member of our Board of Directors since February 2007. Commencing in 1972, Mr. McDaniel enjoyed a 34-year career with Owens-Illinois, Inc. Most recently, Mr. McDaniel was President, Closure and Specialty Products from 2004-2006, and General Manager, Closure and Specialty Products from 2001-2004. Prior to 2001 he held a variety of positions including Plant Manager, Director of Manufacturing and Engineering, and General Manager.
(5)	Frank J. Mechura. Mr. Mechura has been a member of our Board of Directors since 1997 and served as President of our Company from February 2002 to May 2002. Mr. Mechura was President of our Company from 1996 to 1998 and a Senior Vice President of Constar, Inc. from 1996 to 2000. Mr. Mechura was an Executive Vice President and President of the Americas Division of Crown Cork & Seal Company, Inc. from 2001 until his retirement in 2008. Mr. Mechura was also Executive Vice President and President of the Americas Plastic Division of Crown Cork & Seal Company, Inc. from 2000 to 2001.
(6)	Angus F. Smith. Mr. Smith has been a member of our Board of Directors since 2002. From June 2002 until June 2005, Mr. Smith was an Alliance Partner with the First Principles Group, a financial services company based in Washington, D.C. Mr. Smith was Vice President and Treasurer of Unisys Corporation from 1997 to 2000. Prior to this, Mr. Smith served at Rohm and Haas Company as Treasurer from 1980 to 1997, as Assistant Treasurer from 1976 to 1980 and in various financial management positions from 1967 to 1976. Mr. Smith is a Director of the American Arbitration Association.
(7)	A. Alexander Taylor. Mr. Taylor has been a member of our Board of Directors since March 2003. Mr. Taylor has been the Chief Executive Officer and a Director of FGX International since October 2005. Prior to that, Mr. Taylor was the President and Chief Operating Officer of Chattem, Inc. from January 1998 to September 2005 and a member of Chattem, Inc.’s Board of Directors from 1993 to September 2005. Before that, Mr. Taylor was a partner in the law firm of Miller & Martin from 1983 to 1998. Mr. Taylor is a Director of Olan Mills, Inc.

Audit Committee Financial Expert. The Board of Directors has determined that Mr. Neafsey is an “audit committee financial expert” as defined by regulations promulgated under the Securities Act of 1933. Mr. Neafsey is independent under Nasdaq listing standards.

Code of Ethics. We have adopted a Code of Ethics that applies to all of our employees and includes special provisions applicable to our principal executive officer, principal financial officer, and corporate controller. Our Corporate Governance Guidelines and Code of Ethics are available on the “Investors—Corporate Governance” section of our web site at www.constar.net.

Section 16(a) Beneficial Ownership Reporting Compliance. The rules of the Securities and Exchange Commission require the Company to disclose late filings of stock transaction reports by its executive officers, directors and greater than 10% stockholders. Based solely upon a review of reports filed by these persons, all Section 16(a) filing requirements have been met during 2008 except that (1) a Form 4 for Daniel Ingram to report a November 27, 2008 conversion of restricted stock units and associated surrender of common stock to satisfy tax liabilities was filed on January 30, 2009, (2) a Form 4 for Chris Phelan to report an August 2, 2008 surrender of common stock to satisfy tax liabilities was filed on August 7, 2008, (3) a Form 4 for Walter Sobon to report a December 12, 2008 surrender of common stock to satisfy tax liabilities was filed on January 30, 2009 and (4) a Form 4 for Eagle Rock Capital Management LLC to report December 30, 2008 sales was filed on January 5, 2009, and the opening balance of beneficially owned securities does not correspond to the balance shown on the last Section 16 report filed by Eagle Rock Capital Management LLC on May 4, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation earned by our principal executive officer and our two most highly paid executive officers (other than our principal executive officer) employed by us or our subsidiaries during the years ended December 31, 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)		Total ($)
Michael J. Hoffman	2008	474,238	180,578	2,915	43,512	(3)	701,243
President and Chief Executive Officer	2007	460,425	135,017	7,832	38,074	(4)	641,348

Walter S. Sobon	2008	324,450	159,910	997	22,591	(5)	507,948
Executive Vice President and Chief Financial Officer	2007	315,000	125,376	2,679	14,373	(6)	457,428

Christopher P. Phelan(1)	2008	259,270	82,000	0	36,907	(7)	378,177
Vice President and General Manager, European Operations	2007	218,109	77,167	0	33,584	(8)	328,860

(1)	Payments to Mr. Phelan were made in British pounds. Compensation data for 2008 has been converted to U.S. dollars using the 2008 daily average exchange rate of 1.85 dollars per pound. Compensation data for 2007 has been converted to U.S. dollars using the 2007 daily average exchange rate of 1.97 dollars per pound.
(2)	For a description of the assumptions used in the valuation of stock awards, see “Stock-Based Compensation” in footnote 21 to the Company’s audited financial statements in this Form 10-K.
(3)	Includes a $12,000 car benefit, $9,623 country club expense reimbursement and $5,587 tax gross-up for such reimbursement, and $15,500 in 401(k) matching funds. The Company has determined that excess matching funds in the amount of $5,150 were contributed to Mr. Hoffman’s 401(k) account. These amounts are expected to be forfeited to the Company in 2009.
(4)	Includes a $12,000 car benefit, $10,078 country club expense reimbursement and $6,039 tax gross-up for such reimbursement.
(5)	Includes a $9,000 car benefit and $12,415 in 401(k) matching funds. The Company has determined that excess matching funds in the amount of $2,065 were contributed to Mr. Sobon’s 401(k) account. These amounts are expected to be forfeited to the Company in 2009.
(6)	Includes a $9,000 car benefit.
(7)	Includes a $36,289 car benefit.
(8)	Includes a $32,995 car benefit.

Narrative Disclosure to Summary Compensation Table

The MSPP. One of the Company’s main vehicles of incentive compensation is the Annual Incentive and Management Stock Purchase Plan (the “MSPP”). No awards were made under the MSPP in respect of 2008 or 2007 performance. Awards were made under the MSPP in respect of 2006 performance. In order to understand how MSPP awards are reported in the Summary Compensation Table, it is important to understand how the MSPP works.

Target Awards Under the MSPP. Under the MSPP, each executive officer has a target bonus amount expressed as a percentage of the executive officer’s base salary. A portion of the target bonus is tied to individual performance criteria for each executive officer, and the remaining portion is generally tied to financial performance criteria for the Company. Executives with responsibilities over business units with distinct financial goals may be assigned a third weighting based on unit performance. Bonus award determinations are typically made during the first quarter of each year, after audited financial results for the previous year are available.

How MSPP Awards are Paid. If a bonus is awarded under the MSPP, it is paid 50% in cash as soon as practicable, and the remaining 50% is deferred for one year at a 5% interest rate, compounded on a daily basis. Plan participants are fully vested in the deferred bonus and any interest credited to the deferred bonus. Additionally, the deferred portion of the bonus is matched with an equal value of restricted stock units that vest in full in three years. The number of units granted is equal to the value of the deferred portion of the bonus, divided by the Company’s closing stock price on the date the bonus is awarded to the executive. Upon vesting, restricted stock units are settled at the discretion of the Compensation Committee in either cash or shares, subject to the availability of shares for issuance under a stockholder-approved equity compensation plan.

What is “Non-Equity Incentive Plan Compensation?” Payments under the MSPP are categorized as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. The total amount of the award is reported as compensation for the year in which the award was earned.

What is included in 2008 and 2007 Non-Equity Incentive Plan Compensation? The amounts reported represent interest earned on deferred MSPP payments.

Where are the restricted stock units reported? The “Stock Awards” column shows the expense recognized on the Company’s financial statements in respect of all outstanding stock grants to the named executive. The expense recognized by the Company in respect of restricted stock unit awards under the MSPP is included within these figures.

2008 Equity Grants. All currently outstanding equity is expected to be eliminated in connection with the Company’s bankruptcy.

The Company made the following equity awards to the named executive officers during 2008.

Name	Restricted Stock (#)
Michael J. Hoffman	85,000
Walter S. Sobon	35,000
Christopher P. Phelan	0

The shares described above are scheduled to vest in 2011. Vesting conditions are described below in footnote 4 to the Outstanding Equity Awards at Fiscal Year-End 2008 table.

Outstanding Equity Awards at Fiscal Year-End 2008

All the equity awards described below are expected to be eliminated in connection with the Company’s bankruptcy.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael J. Hoffman	23,489	1,644	145,600	10,192
Walter S. Sobon	8,035	562	35,000	2,450
Christopher P. Phelan	33,334	2,333	—	—

The market value figures in the above table are calculated using the $.07 year-end closing price of the Company’s common stock.

As of December 31, 2008, unvested restricted stock and restricted stock units were scheduled to vest as set forth below.

Name	Award Description	Grant Date	Vesting Dates		Unvested Shares/ Units
Michael J. Hoffman	Restricted stock	8/5/2003		(1)	54,000
Michael J. Hoffman	Restricted stock	8/5/2004		(2)	6,600
Michael J. Hoffman	Restricted stock units	3/30/2007		(3)	23,489
Michael J. Hoffman	Restricted stock	1/15/2008		(4)	85,000
Walter S. Sobon	Restricted stock units	3/30/2007		(3)	8,035
Walter S. Sobon	Restricted stock	1/15/2008		(4)	35,000
Christopher P. Phelan	Restricted stock	8/2/2007		(5)	33,334

(1)	This grant vests 20% on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $7.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $12.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves prices targets of $7.00, $12.00, and $15.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. The $7.00 price target was achieved in 2004. Seven years after the grant date, any unvested shares will vest. In the event of death or disability or a change in control, the shares will vest. Upon termination of employment by the Company for any reason other than cause, then on the termination date shares will vest in the same proportion as the number of days that have elapsed since the grant date are to 1,825 (the number of days in the five-year vesting period); provided that this vesting would be cumulative with, not in addition to, any prior vesting. Except as provided above, if employment terminates prior to the lapse of restrictions on any portion of the granted shares, then that portion will be forfeited. For purposes of this paragraph, the terms “disability,” “change in control” and “cause” have the meanings set forth in the 2002 Stock-Based Incentive Compensation Plan.
(2)

This grant vests 20% on each anniversary of the grant date, provided that no more than 25% of the shares will vest until Constar stock achieves a $6.00 price target and no more than 55% of the shares will vest until Constar stock achieves a $9.00 price target. In addition, each grant may vest more rapidly than at the rate of 20% per year if the Company’s stock reaches certain price targets. If Constar stock achieves price targets of $6.00, $9.00, and $12.00, then 25%, 55%, and 100% of the shares, respectively, would immediately vest. The $6.00 price target was achieved in 2004, and the $9.00 price target was achieved in 2007. Seven years after the grant date, any unvested shares will vest. In the event of death or disability or a change in control, the shares will vest. Upon termination of employment by the Company for any reason other than cause, then on the termination date shares will vest in the same proportion as the number of days that have elapsed since the grant date are to 1,825 (the number of days in the five-year vesting period); provided that this vesting would be cumulative with, not in addition to, any prior vesting. Except as provided above, if employment terminates prior to the lapse of restrictions on any portion of the granted shares, then that portion will be forfeited. For purposes of this paragraph, the terms “disability”, “change in control” and “cause” have the meanings set forth in the 2002 Stock-Based Incentive Compensation Plan.

(3)	These restricted stock units are scheduled to vest in a single installment on March 30, 2010. Under the terms of these restricted stock units, settlement upon vesting may be made in stock or cash. The units will vest upon death, disability or a change in control. If employment is terminated due to retirement or by the Company without cause, the units will vest in the same proportion as the number of fully completed years of employment between the grant date and the termination is to three. If employment is terminated voluntarily by the employee or by the Company for cause, the units will be forfeited. The terms “disability,” “change in control,” “retirement,” and “cause” in this paragraph have the meanings set forth in the MSPP.
(4)	On January 15, 2008, Mr. Hoffman was granted 85,000 shares of restricted stock and Mr. Sobon was granted 35,000 shares of restricted stock. If the Company’s common stock closes over $9.00 for five consecutive trading days commencing not earlier than January 15, 2009 and ending not later than January 15, 2010, then one-third of each award will vest. If the Company’s common stock closes over $9.00 for five consecutive trading days commencing not earlier than January 15, 2010 and ending not later than January 15, 2011, then two-thirds of each award will vest (unless vesting took place pursuant to the previous sentence, in which case only one-third of each award will vest). Any unvested portion of the award will vest on January 15, 2011, provided that the closing price of the Company’s common stock is at least $6.00 on that date. If the common stock closing price is not at least $6.00 on that date, then any unvested shares will be forfeited. In the event of the executive’s death or disability, or in the event of a change in control, prior to January 15, 2011, the shares will vest. Upon retirement, vesting may be accelerated at the discretion of the Compensation Committee. The Compensation Committee may also determine, in its sole discretion, to accelerate vesting upon a termination by the Company without cause, provided that the closing price of the Company’s Common Stock on the termination date is at least $6.00 and provided that vesting may not occur more rapidly than at the rate of three equal installments over a three-year period from the January 15, 2008 grant date. The terms “disability,” “change in control”, “retirement,” and “cause” in this paragraph have the meanings set forth in the 2007 Stock-Based Incentive Compensation Plan.
(5)	This grant is scheduled to vest in three equal annual installments on each anniversary of August 2, 2007. Shares will vest immediately in the event of death, disability or a change in control. If Mr. Phelan’s employment is terminated by the Company for any other reason except for cause, then shares will vest in the same proportion as the number of days between the grant date and the termination are to 1,095 (the number of days in the three-year vesting period); provided, that this special vesting would be cumulative with, not in addition to, any prior vesting. 15,000 of these shares were issued out of the Company’s 2002 Stock-Based Incentive Compensation Plan, and 35,000 were issued out of the 2007 Stock-Based Incentive Compensation Plan. The terms “disability,” “change in control” and “cause” in this paragraph have the meanings set forth in such Plans.

Pension Benefits

Name	Plan Name	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael J. Hoffman	Constar Pension Plan	109,798	—
Michael J. Hoffman	Constar Supplemental Executive Retirement Plan	205,023	—
Walter S. Sobon	Constar Pension Plan	26,599	—
Walter S. Sobon	Constar Supplemental Executive Retirement Plan	10,516	—
Christopher Phelan(1)	Constar UK Retirement Benefits Scheme	74,469

(1)	Because he is not a U.S. employee, Mr. Phelan was not eligible to participate in the Constar Pension Plan or the SERP. We maintain a separate stand-alone pension plan for the benefit of our employees in the United Kingdom, called the Constar International UK Limited Retirement Benefits Scheme (the “UK Plan”), in which Mr. Phelan participates.

United States Pension Plans

The Constar Pension Plan. The Constar Pension Plan is a tax-qualified defined benefit pension plan. For purposes of eligibility, including eligibility for early retirement, vesting and benefit accrual, the Constar Pension Plan recognizes all service recognized on behalf of our employees for pension purposes by Crown Holdings, Inc. (our former parent company) prior to our initial public offering.

Prior to April 1, 2007, with respect to our executive officers, the Constar Pension Plan provided normal retirement benefits at age 65 determined generally as 1.25% of the participant’s final five year average base rate of pay multiplied by the participant’s years of service. This formula applied to all eligible salaried employees employed at our corporate headquarters, including our U.S.-based named executive officers. Other participants in the Constar Pension Plan who were paid hourly and/or employed at other locations received benefits under different formulas. Effective April 1, 2007, benefit accruals under the Constar Pension Plan were discontinued for all participants except those who (1) were actively employed on April 1, 2007, (2) had at least 15 years of service as of December 31, 2007 and (3) had a combined age and years of service of at least 65 as of December 31, 2007. Participants who met these requirements are “grandfathered participants.” Grandfathered salaried participants, regardless of job location, will continue to accrue benefits under a new, less generous benefit formula of 1% of the participant’s final five year average base rate of pay multiplied by the participant’s years of service after March 31, 2007. The benefits of employees who are not grandfathered were frozen as of March 31, 2007 and such employees will accrue no additional benefits after that date. Mr. Hoffman is a grandfathered participant and Mr. Sobon is not a grandfathered participant. Under federal law for 2008, benefits from the Constar Pension Plan are limited to $185,000 per year and may be based only on the first $230,000 of a participant’s annual compensation.

Benefits are generally payable beginning at age 65 in the form of a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Participants may elect other optional annuity forms of benefit of equivalent actuarial value. Benefits may not be paid in the form of a lump sum unless the actuarial present value of the participant’s benefit is $1,000 or less. An executive officer who has reached age 55 and completed at least 15 years of service may elect to retire early with reduced benefits. Currently, none of the officers named in the above table are eligible for early retirement.

The Supplemental Executive Retirement Plan. We also maintain the Constar Supplemental Executive Retirement Plan (the “SERP”), a non-qualified supplemental pension plan. The SERP is intended to provide additional benefits to employees who are designated as participants in writing by us and whose benefits under the Constar Pension Plan are restricted by the federal limits on annual benefits and compensation described above. The SERP provides benefits to these participants on the same basis as the Constar Pension Plan; however, the executives accrue benefits without regard to the federal limits on annual benefits and compensation imposed on the Constar Pension Plan. Effective April 1, 2007, benefit accruals under the SERP were discontinued for all participants other than grandfathered participants (as defined above), and reduced as described above for all grandfathered participants in the same manner as under the Constar Pension Plan.

SERP participants vest in their benefits upon completing five years of service, attainment of age 65 while actively employed, or upon a change in control of Constar. SERP participants become eligible for early retirement upon attainment of age 55 and completion of at least 15 years of service. A SERP participant who is terminated for “cause” will forfeit his or her SERP benefits, regardless of years of service. “Cause” generally means gross misconduct or negligence resulting in material harm to us; embezzlement of our assets; a felony conviction; a breach of an employment agreement; or a willful and material failure to follow the lawful directions of our Board of Directors.

Benefits under the SERP are paid upon the participant’s retirement at or after attaining age 65, early retirement or disability retirement. If a participant separates from service before becoming eligible to retire, any vested benefit will be paid upon his or her attainment of age 65. Payments to any participant who is a “specified employee” as defined in section 409A of the Internal Revenue Code may be delayed by six months after his or her retirement. Payment is made in the form of a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Participants may elect other optional annuity forms of benefit of equivalent actuarial value. However, upon a change in control, SERP benefits will vest and become payable immediately in a lump sum. Currently, benefits under the SERP are unfunded.

Offset of Crown Pension Plan Benefits. Pursuant to an agreement with Crown entered into in connection with our IPO, benefits earned under the Constar Pension Plan and SERP will be offset by any benefits the employee earned under the defined benefit pension plans sponsored by Crown (the “Crown Pension Plans”). Crown is responsible for the portion of the pension benefits that accrued while our employees were participants in the Crown Pension Plans prior to our initial public offering. This offset is reflected in the numbers set forth in the table above.

Actuarial Assumptions. The values reported in the table above for both the Constar Pension Plan and the SERP are the present values as of December 31, 2008 of each named executive officer’s normal retirement benefit payable at age 65, calculated using a discount rate of 6.4% and mortality assumptions based on the RP-2000 Mortality Table. These assumptions are the same as the assumptions used for financial reporting purposes in this Form 10-K.

Funded Status of Pension Plan and SERP. As of December 31, 2008, the Constar Pension Plan was underfunded on a GAAP basis by approximately $29.7 million, and the unfunded obligations of the SERP determined on a GAAP basis was approximately $0.4 million.

European Pension Plan. We also maintain the Constar International UK Limited Retirement Benefit Scheme (the “UK Plan”) covering eligible employees in the United Kingdom who are at least age 21 and who elect to participate in the UK Plan. The UK Plan provides normal retirement benefits at age 65 determined generally under the following formula: 1/60th of the participant’s highest average salary over any three consecutive years during the last ten years of employment, times years of service. Participating employees pay into the UK Plan 5% of their pre-tax earnings and we contribute the balance necessary to fund the benefit.

Vesting will occur after a participant has completed two years of service. If a participant terminates employment before becoming vested, he or she will be refunded all employee contributions and will forfeit the employer portion. Benefits are generally payable beginning at age 65 in the form of a monthly annuity, with a

50% survivor annuity payable to a spouse or other dependent. In addition, if death occurs within five years after retirement, a spouse or other dependent will receive a lump sum payment equal to what the participant’s lifetime monthly payments would have been had the participant lived for the balance of the five years.

Participants may elect to receive a portion of their pension in a lump sum, the amount of which is based on the participant’s age at retirement; provided that the monthly benefit payable after the lump sum is withdrawn is not less than a government-required guaranteed minimum pension. A participant who has reached age 55 but has not reached age 60 may elect to retire early with reduced benefits. A participant who is at least age 60 may elect to retire early with an unreduced pension. A participant who is forced to retire due to serious ill health is entitled to the amount of the pension he or she would have received had he or she continued to work until age 65. Early and ill health retirements require the consent of the Company. Currently, none of the U.K.-based officers named in the above table are eligible for early retirement.

The value reported in the table above for the UK Plan is the present value as of December 31, 2008 of Mr. Phelan’s normal retirement benefit payable at age 65, calculated using a discount rate of 6.0% and post-retirement mortality assumptions based on the PA 92 tables and a retirement age of 65. These assumptions are the same as the assumptions used for financial reporting purposes in this Annual Report on Form 10-K.

Funded Status of UK Plan. As of December 31, 2008, the UK Plan was underfunded on a GAAP basis by approximately $2.4 million.

Potential Payments Upon Termination or Change in Control

Messrs. Hoffman and Sobon. We entered into amended and restated employment agreements with Messrs. Hoffman and Sobon (each, an “executive”) on November 17, 2008. The term of employment pursuant to each agreement will continue indefinitely unless the executive’s employment with the Company is terminated under specific circumstances expressly described in the agreement. If the executive’s employment with the Company has not been terminated under the circumstances expressly described in the agreement within three years of the occurrence of a change in control, the employment agreement for the respective executive will terminate, and the executive will become an “at will” employee of the Company as of the date that is the third anniversary of such change in control. The executive will not be entitled to any severance payments as a result of any termination of employment occurring after such third anniversary of a change in control.

If we terminate Mr. Hoffman’s employment without cause or he resigns for good reason prior to a change in control, his is entitled to: (i) base salary earned but unpaid as of the date of the his termination; (ii) a lump sum payment equal to two times base salary plus two times his target bonus and matching incentive under the MSPP for the year in which such termination occurs; (iii) continuation of medical benefits in effect as of the date of termination for a period of two years following the date of termination at the Company’s sole expense; (iv) immediate payment of any unpaid expense reimbursements and unused accrued vacation days through the date of termination; and (v) any other payments and/or benefits which he is entitled to receive under any of the employee benefit plans, the MSPP, or the SERP pursuant to the terms of such plans or arrangements. With respect to Mr. Sobon, if we terminate his employment without cause or he terminates for good reason prior to a change in control, the severance payable to him is the same as provided above with respect to Mr. Hoffman, except that Mr. Sobon will be paid one times base salary plus one times his target bonus and matching incentive under the MSPP for the year in which such termination occurs, and the medical benefits continuation period will be for one year following termination of employment. In addition, pursuant to each executive’s equity award agreements and the terms of the applicable equity incentive plans, unvested equity awards will vest or become exercisable on a pro rata basis based on the time elapsed from the grant date to the date of termination.

If we terminate Mr. Hoffman’s employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the severance payable to Mr. Hoffman described above increases to three times base salary plus three times his target bonus and matching incentive under the MSPP for the year in which such termination occurs, and the medical benefits continuation period will be extended to three years following termination of employment. With respect to Mr. Sobon, if we terminate his employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the severance payable to him increases to two times base salary plus two times his target bonus and matching incentive under the MSPP for the year in which such termination occurs, and the medical benefits continuation period will be extended to two years following termination of employment. In addition, upon a change in control, (i) all outstanding equity based or performance based awards would become immediately vested or exercisable, and (ii) all benefits accrued under the SERP would become 100% vested and immediately payable in a lump sum, in both cases regardless of whether the executive’s employment is terminated. If the executive becomes subject to the “golden parachute” excise tax imposed under Section 4999 of the Internal Revenue Code, such executive will receive an additional payment in an amount sufficient to offset the effects of such excise tax.

If the executive’s employment is terminated due to his death or disability, we are required to pay the executive (i) any base salary earned but unpaid as of the date of termination and base salary continuation through the end of the month in which termination occurs, (ii) a pro-rata payment equal to his target bonus for the year of termination (including the matching incentive of 50% of such target bonus) under the MSPP multiplied by a fraction, the numerator of which is the number of days in the year up to the date of termination and the denominator of which is 365, (iii) immediate payment of any unpaid expense reimbursements and unused accrued vacation days through the date of termination and (iv) any other payments and/or benefits which the executive is entitled to receive under any employee benefit plans, the MSPP, or the SERP pursuant to the terms of such plans or arrangements. Additionally, the executive is entitled to full vesting of his outstanding equity or performance-based awards under the terms of the applicable equity incentive plans and equity award agreements. Further, under the applicable equity incentive plans and equity award agreements, upon his retirement at or after age 65, each executive is entitled to (1) full vesting of his outstanding equity awards under our stock-based incentive compensation plans and (2) pro-rata vesting of his outstanding equity awards under the MSPP. Currently, none of our named executive officers has attained age 65.

Each executive is subject to non-solicitation and non-competition covenants for a period of time following termination of his employment (the “restricted period”). With respect to Mr. Hoffman, (i) if we terminate his employment without cause or he resigns for good reason prior to a change in control, the restricted period is equal to twenty-four months following termination of employment, (ii) if we terminate his employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the restricted period is equal to thirty-six months following termination of employment, or (iii) otherwise, the restricted period is equal to twelve months following termination of employment. With respect to Mr. Sobon, (i) if we terminate his employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the restricted period is equal to twenty-four months following termination of employment, or (ii) otherwise, the restricted period is equal to twelve months following termination of employment. Each executive is also subject to an indefinite confidentiality covenant and a covenant to assign to us any invention developed by the executive (or with his participation) within one year after his termination of employment. All severance payments are contingent on the executive’s execution of a release of claims in favor of the Company.

For purposes of the above-described agreements, “cause” is generally defined as gross misconduct or gross negligence, theft of company assets, material failure to follow lawful instructions, breach of restrictive covenants or conviction of a felony involving moral turpitude. “Good reason” is generally defined as a change in the executive’s authority, duties, responsibilities, reporting obligations or principal employment location by more than 30 miles, a reduction in base salary, a reduction in the aggregate benefits payable to the executive, a failure by us to pay compensation or benefits to the executive when due or a failure or refusal by our successor to assume the executive’s employment agreement. “Change in control” generally means (i) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 30% of our common stock, (ii) the liquidation or dissolution of us or a sale of substantially all of our assets, or

(iii) a change in the individuals who represent a majority of the membership of our Board of Directors over a 24-month period, provided that new directors approved by two-thirds of the board shall be excluded from any such determination.

Mr. Phelan. We have also entered into a change in control agreement with Mr. Phelan. This agreement will extend for a one-year term each January 1 unless notice of non-extension is delivered by June 30 of the preceding year. Notwithstanding the above, this Agreement will terminate on the earlier of (i) the second anniversary of a change in control, or (ii) Mr. Phelan’s attainment of “normal retirement age” as defined under our defined benefit pension plan. This agreement provides that in the event Mr. Phelan is terminated without cause by us or resigns his employment for good reason within two years following a change in control, or prior to a change in control with Mr. Phelan reasonably demonstrating that the termination without cause or for good reason was in connection with the change in control, Mr. Phelan is entitled to: (i) a lump sum payment equal to two times his then current base salary plus two times his target annual bonus for the year of termination (but not including the matching incentive of 50% of such target bonus under the MSPP); (ii) continuation of medical benefits (at the same cost to Mr. Phelan) for a period beginning on the date of such termination of employment and ending on the earlier of the 24-month anniversary of such termination or the date that Mr. Phelan attains age sixty-five; (iii) immediate payment of all of his deferred compensation; and (iv) immediate cash-out, vesting or exercisability of all outstanding equity-based or performance-based awards (under the terms of Mr. Phelan’s equity award agreements, his equity awards will vest in full without regard to his termination of employment upon a change in control). The foregoing severance payments are contingent on Mr. Phelan’s execution of a release of claims in favor of us. Mr. Phelan is subject to six-month non-solicitation and non-competition covenants following termination of his employment. He is also subject to an indefinite confidentiality covenant.

For purposes of the above-described agreement, “cause” is generally defined as gross misconduct or negligence, theft of company assets, continued failure to follow the lawful instructions of the Company or conviction of a criminal offense (other than a road traffic offense not involving a prison sentence). “Good reason” is generally defined as a change in the executive’s authority, duties, responsibilities, reporting obligations or principal employment location by more than 50 miles, a reduction in base salary or benefits, a failure by us to pay compensation or benefits to the executive when due or a failure or refusal by our successor to assume the executive’s change in control agreement. “Change in control” generally means (i) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 30% of our common stock, (ii) the liquidation or dissolution of us or a sale of substantially all of our assets, or (iii) a change in the individuals who represent a majority of the membership of our Board of Directors over a 24-month period, provided that new directors approved by two-thirds of the board shall be excluded from any such determination.

Estimated Payments. Estimated payments to each of the named executive officers under the above-described agreements upon termination without cause or for good reason prior to a change in control are as follows (1):

Name	Estimated Cash Payment($)		Estimated Value—Equity Vesting Acceleration($)		Estimated Amount of Continued Health Benefits($)		Total($)
Michael J. Hoffman	2,371,190	(2)	4,790	(3)	49,730	(4)	2,425,710
Walter S. Sobon	567,788	(5)	187	(6)	17,761	(7)	585,736
Christopher P. Phelan(9)	—		2,334	(8)	—		2,334

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2008, the last business day of 2008.
(2)	This amount is equal to two times the executive’s base salary plus two times the executive’s target bonus and matching incentive under the MSPP.

(3)	This amount represents the value of 60,600 otherwise unvested shares of our common stock and 7,830 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(4)	This amount represents premium payments for 24 months of health coverage at our sole expense, based on 2009 monthly premiums and assuming a 10% increase in such costs for 2010.
(5)	This amount is equal to one times the executive’s base salary plus one times the executive’s target bonus and matching incentive under the MSPP.
(6)	This amount represents the value of 2,678 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(7)	This amount represents premium payments for 12 months of health coverage at our sole expense, based on 2009 monthly premiums.
(8)	This amount represents the value of 33,334 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(9)	Payments to Mr. Phelan are converted to US Dollars at the average daily exchange rate for 2008 of $1.85 to £1.

Estimated payments to each of the named executive officers under the above-described agreements upon termination without cause or for good reason in connection with a change in control are as follows (1):

Name	Estimated Cash Payment($)		Estimated Value—Equity Vesting Acceleration($) (2)		Estimated Amount of Continued Health Benefits($)		Estimated Value—SERP Vesting and Payment Acceleration($) (2)		Estimated Excise Tax Gross- Up($)		Total($)
Michael J. Hoffman	3,556,785	(3)	11,836	(4)	78,384	(5)	294,200	(6)	1,565,419	(7)	5,506,624
Walter S. Sobon	1,135,575	(8)	3,012	(9)	37,297	(10)	13,231		—		1,189,115
Christopher P. Phelan(14)	907,446	(11)	2,333	(12)	3,131	(13)	—		—		912,910

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2008, the last business day of 2008.
(2)	This payment would be made upon a change in control whether or not the executive’s employment is terminated.
(3)	This amount is equal to three times the executive’s base salary plus three times the executive’s target bonus and matching incentive under the MSPP.
(4)	This amount represents the value of 145,600 otherwise unvested shares of our common stock and 23,489 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(5)	This amount represents premium payments for 36 months of health coverage at our sole expense, based on 2009 monthly premiums and assuming a 10% increase in such costs for each of 2010 and 2011.
(6)	Assumptions used in the calculation of these amounts are included in Note 15 to the Consolidated Financial Statements.
(7)	This amount does not reflect the value of Mr. Hoffman’s three-year non-competition and non-solicitation agreement with us. Such value may be offset from the parachute payments attributed to Mr. Hoffman in connection with a change in control.
(8)	This amount is equal to two times the executive’s base salary plus two times the executive’s target bonus and matching incentive under the MSPP.
(9)	This amount represents the value of 35,000 otherwise unvested shares of our common stock and 8,035 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(10)	This amount represents premium payments for 24 months of health coverage at our sole expense, based on 2009 monthly premiums and assuming a 10% increase in such costs for 2010.
(11)	This amount is equal to two times the executive’s base salary plus two times the executive’s target bonus.

(12)	This amount represents the value of 33,334 otherwise unvested shares of our common stock, based on $0.07, the closing price of our common stock on December 31, 2008.
(13)	This amount represents premium payments for 24 months of health coverage at our sole expense, based on 2009 monthly premiums and assuming a 10% increase in such costs for 2010.
(14)	Payments to Mr. Phelan are converted to US Dollars at the average daily exchange rate for 2008 of $1.85 to £1.

Estimated payments to each of the named executive officers under the above-described agreements upon his death or disability are as follows(1):

Name	Estimated Cash Payment($)(2)	Estimated Value—Equity Vesting Acceleration($)		Total($)
Michael J. Hoffman	711,357	11,836	(3)	723,193
Walter S. Sobon	243,338	3,012	(4)	246,350
Christopher P. Phelan	—	2,333	(5)	2,333

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2008, the last business day of 2008.
(2)	This amount is equal to the executive’s target bonus and matching incentive under the MSPP.
(3)	This amount represents the value of 145,600 otherwise unvested shares of our common stock and 23,489 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(4)	This amount represents the value of 35,000 otherwise unvested shares of our common stock and 8,035 otherwise unvested restricted stock units, based on $0.07, the closing price of our common stock on December 31, 2008.
(5)	This amount represents the value of 33,334 otherwise unvested shares of our common stock, based on $0.07, the closing price of our common stock on December 31, 2008.

Director Compensation

Compensation arrangements for our Board of Directors are described below. Our Chief Executive Officer serves on our Board of Directors, but he does not receive any compensation for such service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
James A. Lewis	78,975	3,093	82,068
Michael D. McDaniel	76,525	1,585	78,110
Frank J. Mechura	100,160	3,093	103,253
John P. Neafsey	173,475	4,125	177,600
Angus F. Smith	128,500	3,093	131,593
A. Alexander Taylor	90,365	3,093	93,458

We have granted our non-employee directors shares of restricted stock as set forth in the table below. These grants account for the expense recognized in our 2008 financial statements as shown in the Director Compensation Table under the “Stock Awards” column. These shares have been granted under our 2002 and 2007 Non-Employee Directors’ Equity Incentive Plans. Each grant vests in equal annual installments over three years, subject to the director’s continued service on our Board of Directors. Upon a change in control, all shares immediately become fully vested. However, these shares are expected to be eliminated upon the Company’s emergence from Chapter 11. We have not granted any stock options to our non-employee directors.

Name	Total Awards
James A. Lewis	4,500, of which 1,500 are unvested
Michael D. McDaniel	1,500, of which 1,250 unvested
Frank J. Mechura	4,500, of which 1,500 are unvested
John P. Neafsey	5,750, of which 2,001 are unvested
Angus F. Smith	4,500, of which 1,500 are unvested
A. Alexander Taylor	4,500, of which 1,500 are unvested

During the first and second quarters of 2008 our non-employee directors participated in trading programs under Rule 10b5-1 of the Securities Exchange Act of 1934. The program was administered through Lehman Brothers and was discontinued upon Lehman Brothers’ bankruptcy. Under the program, each director made a quarterly open market purchase of $4,725 worth of our Common Stock, except that Mr. Neafsey and Mr. McDaniel made quarterly purchases equal to $7,500 worth of Common Stock (in each case, net of brokerage commissions). The funds for these purchases were paid by the Company and are included in the “Director Compensation” table above under the column heading “Fees Earned or Paid in Cash.”

We pay our non-employee directors the following annual retainers and fees for attended meetings:

Position	Annual Retainer ($)	Attendance Fee for Board or Applicable Committee Meeting ($)
Chairman of the Board of Directors	91,500	2,000
Non-Chairman Director	56,500	1,000
Chairman of the Audit Committee	14,000	2,000
Non-Chairman Member of the Audit Committee	3,500	1,500
Chairman of the Compensation Committee	5,000	1,500
Non-Chairman Member of the Compensation Committee	2,500	1,000
Chairman of the Nominating and Corporate Governance Committee	5,000	1,500
Non-Chairman Member of the Nominating and Corporate Governance Committee	2,500	1,000

Notwithstanding the foregoing, each Committee has a maximum number of meetings per year for which attendance fees are payable. Committee meetings above the applicable maximum may be held, but no attendance fees are payable for such meetings. Attendance fees are payable for up to 12 Audit Committee meetings per year, up to three Compensation Committee meetings per year, and up to two Nominating and Corporate Governance Committee meetings per year.

In addition, all directors are reimbursed for travel expenses incurred in connection with Board of Directors and committee meetings.

Mr. Neafsey is the Chairman of our Board of Directors and the Chairman of our Nominating and Corporate Governance Committee. In recognition of this dual service, since the second quarter of 2006 no annual retainer has been payable to Mr. Neafsey for his service as Chairman of our Nominating and Corporate Governance Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2008 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:

•	the number of securities to be issued upon the exercise of outstanding options;

•	the weighted-average exercise price of the outstanding options; and

•	the number of securities that remain available for future issuance under the plans.

It is expected that in connection with the Company’s bankruptcy, all of the shares described below will be eliminated.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans:
Approved by security holders(1)	—	—	591,250
Not approved by security holders(2)	—	—	—

Total	—	—	591,250

(1)	Does not include 466,534 shares of restricted stock outstanding under our 2007 Stock-Based Incentive Compensation Plan (“the 2007 Plan”), our 2007 Non-Employee Directors Equity Incentive Plan, our 2002 Stock-Based Incentive Compensation Plan, and our 2002 Non-Employee Directors Equity Incentive Plan.
(2)	Does not include approximately 143,069 restricted stock units outstanding under the Company’s Annual Incentive and Management Stock Purchase Plan.
(3)	Includes 546,000 shares available for future issuance under our 2007 Plan and 45,250 shares available for future issuance under our 2007 Non-Employee Directors’ Equity Incentive Plan.
(4)	No more than 300,000 shares may be granted under the 2007 Plan in any plan year.

The material terms of the non-stockholder approved Annual Incentive and Management Stock Purchase Plan are described in the Executive Compensation section of Item 11 under the subheading “Narrative Disclosure to Summary Compensation Table.”

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 27, 2009. It is expected that in connection with the Company’s bankruptcy, all of the shares described below will be eliminated.

The table below includes the number of shares beneficially owned by (i) each person or group that is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers named in the summary compensation table and (iii) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

5% Beneficial Owners, Directors, Named Officers	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Nader Tavakoli EagleRock Capital Management, L.L.C. 551 Fifth Avenue, 34th Floor New York, NY 10176(1)(2)	2,171,482	16.8%

Crown Cork & Seal Company, Inc. One Crown Way Philadelphia, PA 19154(1)	1,255,000	9.7%

Hammerstone NV, Inc. 650 Fifth Avenue, 6th Floor New York, NY 10019(1)	650,000	5.0%

James A. Lewis	23,855	*

Michael D. McDaniel	11,004	*

Frank J. Mechura	23,524	*

John P. Neafsey	41,287	*

Angus F. Smith	24,123	*

A. Alexander Taylor	30,382	*

Michael J. Hoffman	241,712	1.9%

Christopher P. Phelan	47,167	*

Walter S. Sobon	100,000	*

All directors and executive officers as a group (14 persons)(3)	823,938	6.4%

*	Represents less than 1% of the 12,959,893 shares of Common Stock outstanding as of March 27, 2009.
(1)	The number of shares beneficially owned for each 5% beneficial owner is derived from reports filed by each such beneficial owner under Section 13 of the Securities Exchange Act of 1934.
(2)	According to the amended Schedule 13D filed by EagleRock Capital Management, LLC (“Eagle Rock”) on February 17, 2009, Eagle Rock and Mr. Nader Tavakoli each beneficially own all of the reported shares of Common Stock; EagleRock Institutional Partners, LP owns 933,427 of the reported shares of Common Stock; and EagleRock Master Fund, LP owns 1,238,055 of the reported shares of Common Stock.
(3)	Includes 6,124 units in a Common Stock 401(k) fund and assumes that each unit is equivalent to one share of Common Stock.

The address of each director and executive officer is One Crown Way, Philadelphia, Pennsylvania 19154-4599.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a description of certain relationships and related transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Relationship with Crown.”

Director Independence. Messrs. Lewis, McDaniel, Mechura, Neafsey, Smith and Taylor are independent under Nasdaq listing standards. Mr. Hoffman is considered to be not independent because he is an executive officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed to date for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2008 for the audit of our financial statements and internal controls for the year ended December 31, 2008 (including the delivery of reports required by Section 404 of the Sarbanes-Oxley Act) and the review of our quarterly financial statements filed on Form 10-Q in 2008 were $946,100. We currently expect to receive additional billings for these services of approximately $700,000. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2007 for the audit of our financial statements and internal controls for the year ended December 31, 2007 (including the delivery of reports required by Section 404 of the Sarbanes-Oxley Act) and the review of our quarterly financial statements filed on Form 10-Q in 2007 were $1,301,579.

Audit-Related Fees. In 2008, PricewaterhouseCoopers LLP billed the Company $9,000 for services rendered in connection their retention in accordance with the applicable requirements of the Bankruptcy Code, and $18,000 for services rendered in connection with an SEC comment letter. There were no audit-related fees billed by PricewaterhouseCoopers LLP in 2007.

Tax Fees. With respect to 2008, the aggregate fees billed to date for tax services rendered by PricewaterhouseCoopers LLP were $10,000 for tax work primarily relating to the preparation of tax returns for the Company’s operations in the United Kingdom and Holland. We currently expect to receive additional billings for these services of approximately $2,500. With respect to 2007, PricewaterhouseCoopers LLP billed the Company $23,637 for tax work primarily relating to the preparation of tax returns for the Company’s operations in the United Kingdom.

All Other Fees. There were no fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2008 for any services other than as described above, other than subscription fees for an accounting and tax research program in the amount of $3,000. There were no fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2007 for any services other than as described above, other than subscription fees for an accounting and tax research program in the amount of $3,000.

All the amounts billed as described above were approved by our Audit Committee. In accordance with the charter of our Audit Committee, all auditing services and, except as provided in the following sentence, all non-audit services to be provided by any independent registered public accounting firm of the Company shall be pre-approved by the Audit Committee; in addition, the Audit Committee may delegate such pre-approval duty to one or more designated members of the Audit Committee who are also independent directors of the Board of Directors; provided, that any decisions of any member of the Audit Committee to whom such duty has been delegated shall also be presented to the full Audit Committee at its next scheduled meeting. The pre-approval requirement described in the preceding sentence shall not apply to non-audit services for the Company if (a) the aggregate amount of all such non-audit services provided to the Company constitutes not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (b) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved, prior to the completion of the audit, by the Audit Committee or by one or more members of the Audit Committee who are also independent directors of the Board of Directors to whom authority to grant pre-approvals has been delegated by the Audit Committee. The Audit Committee will review and consider all PricewaterhouseCoopers LLP professional services when assessing auditor independence.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).

4.1	Indenture, dated as of November 20, 2002, between Constar International Inc., the Note Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 27, 2002).

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).

4.3	Specimen of 11% Senior Subordinated Note due 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).

4.4	Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.5	Supplemental Indenture, dated as of February 11, 2005, among Constar International U.K. Ltd, Constar International Inc., the Note Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 20, 2002, relating to the Company’s 11% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 17, 2005).

4.6	U.S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.7	Access, Use and Intercreditor Agreement, dated as of February 11, 2005, by and among Citicorp USA Inc., as Administrative Agent for the Revolving Secured Parties (as defined), Citibank N.A., London Branch, as Security Trustee for the Revolving Secured Parties, The Bank of New York, as Trustee, for the First Mortgage Secured Parties, (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.8	Debenture, dated as of February 11, 2005, between Constar International UK Ltd, as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

10.1	Supply Agreement between Constar, Inc. and Pepsi-Cola Advertising and Marketing, Inc. dated as of January 1, 2009.†

10.2	Supply Agreement between Constar, Inc. and New Century Beverage Company, dated as of October 17, 2002.††

10.3(a)	Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement, dated as of December 31, 2008, among Constar International Inc., as Borrower, certain of its subsidiaries, the Lenders and Issuers party thereto, Citicorp USA, Inc. as Administrative Agent and Wells Fargo Foothill, LLC as Sole Syndication Agent and Sole Documentation Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.3(b)	Amendment No. 1 to Credit Agreement, dated as of February 10, 2009, among Constar International Inc., the Guarantors, the Administrative Agent and the Lenders party thereto, to the Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement, dated as of December 31, 2008 (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed on February 17, 2009).

10.3(c)	Consent and Waiver dated as of March 30, 2009 among Constar International Inc., Citicorp USA Inc. as agent and a Lender, the other Lenders party to the Credit Agreement, and each of the Guarantors.

10.4	Security Trust Deed, dated as of December 31, 2008, among Constar International U.K. Ltd., Citicorp USA, Inc., Citicorp North America, Inc., Citibank, N.A., Wells Fargo Foothill LLC and Citibank, N.A. London Branch, as Security Trustee.

10.5	Debenture, dated as of December 31, 2008, between Constar International U.K. Ltd. and Citibank, N.A. London Branch, as Trustee.

10.6	Share Mortgage, dated as of December 31, 2008, between Constar Foreign Holdings, Inc., as Chargor, and Citicorp USA, Inc., as Administrative Agent.

10.7	Confirmation Deed dated as of December 31, 2008 between Constar International U.K. Limited and Citibank, N.A. London Branch as Security Trustee.

10.8	Confirmation Deed dated as of December 31, 2008 between Constar Foreign Holdings, Inc. and Citicorp USA, Inc. as Administrative Agent.

10.9	Amended and Restated Executive Employment Agreement, dated as of November 17, 2008, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on November 21, 2008).*

10.10	Amended and Restated Executive Employment Agreement, dated as of November 17, 2008, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on November 21, 2008).*

10.11	Amended and Restated Executive Employment Agreement, dated as of November 17, 2008 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on November 21, 2008).*

10.12	Amended and Restated Executive Employment Agreement, dated as of November 17, 2008 by and between Constar International Inc. and Walter S. Sobon (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on November 21, 2008).*

10.13	Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).*

10.13a	Form of amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.27a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.13b	Agreement dated August 1, 2007 between Constar International Inc. and Chris Phelan (incorporated by reference to Exhibit 10.27b filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.14	2007 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.11 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).*

10.15	2007 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).*

10.16	Constar International Inc. Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004).*

10.17	Constar International Inc. 2002 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on November 7, 2002).*

10.18	Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.35a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

10.19	Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan (incorporated by reference to Exhibit 10.36a of the Registrant’s Report on Form 8-K filed November 6, 2007).*

10.20	Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).*

21.1	Subsidiaries of Constar International Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.
†	Confidential treatment requested.
††	Confidential treatment was previously granted with respect to this agreement. This agreement is no longer in effect and has been replaced by Exhibit 10.1 hereto. It is filed herewith solely to disclose certain previously redacted information which is no longer confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: March 31, 2009	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. HOFFMAN Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2009

/s/ WALTER S. SOBON Walter S. Sobon	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2009

/s/ JAMES A. LEWIS James A. Lewis	Director	March 31, 2009

/s/ MICHAEL D. MCDANIEL Michael D. McDaniel	Director	March 31, 2009

/s/ FRANK J. MECHURA Frank J. Mechura	Director	March 31, 2009

/s/ JOHN P. NEAFSEY John P. Neafsey	Director	March 31, 2009

/s/ ANGUS F. SMITH Angus F. Smith	Director	March 31, 2009

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	Director	March 31, 2009