Form 10-Q
period 2009-03-31
CONSTAR INTERNATIONAL INC
filed 2009-05-15
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 8, 2009, 12,959,893 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Constar International Inc.

(Debtor-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,369	$14,292
Accounts receivable, net	42,424	45,695
Accounts receivable—related party	1,091	109
Inventories, net	50,716	49,765
Prepaid expenses and other current assets	24,444	24,307
Deferred income taxes	710	896
Current assets of discontinued operations	323	342

Total current assets	122,077	135,406

Property, plant and equipment, net	129,618	132,371
Goodwill	148,813	148,813
Restricted cash	9,327	—
Other assets	1,827	1,626

Total assets	$411,662	$418,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Short-term debt	$12,264	$20,000
Current portion of long-term debt	220,000	220,000
Accounts payable (includes book overdrafts of $7,297 and
$-0- at March 31, 2009 and December 31, 2008, respectively)	70,471	61,747
Accrued expenses and other current liabilities	26,236	29,994
Accounts payable and accrued expenses—related party	4,026	3,765
Current liabilities of discontinued operations	111	87

Total current liabilities	333,108	335,593

Pension and postretirement liabilities	37,933	38,512
Deferred income taxes	710	896
Other liabilities	17,541	17,315
Non-current liabilities of discontinued operations	815	773
Liabilities subject to compromise	186,229	186,229

Total liabilities	576,336	579,318

Commitments and contingencies

Stockholders’ deficit:
Preferred Stock, $.01 par value—none issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value—13,294 shares and 13,297 shares issued, 12,916 shares and 12,922 shares outstanding at March 31, 2009 and December 31, 2008, respectively	125	125
Additional paid-in capital	277,504	277,371
Accumulated other comprehensive loss, net of tax	(49,312)	(50,317)
Treasury stock, at cost—378 and 375 shares at March 31, 2009 and December 31, 2008, respectively	(1,033)	(1,033)
Accumulated deficit	(391,958)	(387,248)

Total stockholders’ deficit	(164,674)	(161,102)

Total liabilities and stockholders’ deficit	$411,662	$418,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Net customer sales	$156,870	$212,261
Net affiliate sales	2,580	1,117

Net sales	159,450	213,378
Cost of products sold, excluding depreciation	141,921	194,208
Depreciation	7,256	7,196

Gross profit	10,273	11,974

Selling and administrative expenses	5,173	6,761
Research and technology expenses	1,866	2,046
Provision for restructuring	515	81
Gain on disposal of assets	(320)	—

Total operating expenses	7,234	8,888

Operating income	3,039	3,086

Interest expense	(4,257)	(9,876)
Interest expense—related party	(39)	—
Reorganization items	(3,555)	—
Other income (expense), net	161	(569)

Loss from continuing operations before income taxes	(4,651)	(7,359)
(Provision for) benefit from income taxes	18	(84)

Loss from continuing operations	(4,633)	(7,443)
Loss from discontinued operations, net of taxes	(77)	(87)

Net loss	$(4,710)	$(7,530)

Basic and diluted loss per common share:
Continuing operations	$(0.37)	$(0.60)
Discontinued operations	(0.01)	(0.01)

Net loss per share	$(0.38)	$(0.61)

Weighted average common shares outstanding:
Basic and diluted	12,455	12,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,710)	$(7,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,487	7,803
Bad debt expense (recovery)	(421)	156
Stock-based compensation	129	194
Gain on disposal of assets	(320)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,395)	(6,489)
Inventories	(1,215)	(8,819)
Prepaid expenses and other current assets	(786)	(260)
Accounts payable	1,103	14,287
Change in book overdrafts	7,297	7,133
Accrued expenses and other current liabilities	6,107	2,136
Pension and postretirement benefits	957	(518)
Reorganization items	1,125	—

Net cash provided by operating activities	9,358	8,093

Cash flows from investing activities:
Restricted cash	(9,327)	—
Purchases of property, plant and equipment	(4,299)	(7,362)
Proceeds from sale of property, plant, and equipment	99	—

Net cash used in investing activities	(13,527)	(7,362)

Cash flows from financing activities:
Proceeds from short-term financing	159,723	169,608
Repayment of short-term financing	(167,459)	(169,988)

Net cash used in financing activities	(7,736)	(380)

Effect of exchange rate changes on cash and cash equivalents	(18)	122

Net increase (decrease) in cash and cash equivalents	(11,923)	473
Cash and cash equivalents at beginning of period	14,292	4,254

Cash and cash equivalents at end of period	$2,369	$4,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2007	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(7,530)	(7,530)
Foreign currency translation adjustments			1,490			1,490
Amortization of prior service cost			(70)			(70)
Amortization of actuarial net loss			788			788
Revaluation of cash flow hedge			(3,711)			(3,711)

Comprehensive loss						(9,033)

Treasury stock purchased				(42)		(42)
Stock-based compensation	—	242	—	—	—	242

Balance, March 31, 2008	$125	$276,788	$(20,123)	$(987)	$(336,943)	$(81,140)

Balance, December 31, 2008	$125	$277,371	$(50,317)	$(1,033)	$(387,248)	$(161,102)
Net loss					(4,710)	(4,710)
Foreign currency translation adjustments			(660)			(660)
Amortization of prior service cost			(72)			(72)
Amortization of actuarial net loss			1,529			1,529
Revaluation of cash flow hedge			208			208

Comprehensive loss						(3,705)

Stock-based compensation	—	133	—	—	—	133

Balance, March 31, 2009	$125	$277,504	$(49,312)	$(1,033)	$(391,958)	$(164,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Constar International Inc.

(Debtor-In-Possession)

Notes to Condensed Consolidated Financial Statements

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

As discussed in Note 2, on December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). These Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Company’s financial statements while the Company operates under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition SOP 90-7 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The Condensed Consolidated Financial Statements do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

The Company expects to emerge from Chapter 11 on or about the end of May. Consequently, the financial statements of the reorganized Company will change materially in amounts and classifications due to the implementation of the fresh start accounting provisions of SOP 90-7. Fresh start reporting requires an allocation of the reorganization value to the reorganized entity’s assets and liabilities pursuant to SFAS No. 141 (revised 2007), “Business Combinations”. Fresh start reporting also requires that all liabilities (other than pension, postretirement, and deferred tax liabilities) be stated at fair value. The fresh start accounting adjustments will be reflected in the financial statements reported in the Company’s Form 10-Q for the six months ending June 30, 2009.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 5 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. Voluntary Reorganization Under Chapter 11 Proceedings

The Debtors have continued to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court since the Petition Date. On January 15, 2009, the United States Trustee for

the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the “Creditors’ Committee”). The Creditors’ Committee, much like all other creditors of Constar, has the legal right to be heard on all matters that come before the Bankruptcy Court concerning the reorganization. In general, as a debtor in possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

At a hearing held on December 31, 2008, the Debtors sought and obtained several first day orders from the Bankruptcy Court that were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 proceedings. The Company received Bankruptcy Court approval to, among other things, pay prepetition employee wages, health benefits and other employee obligations during its restructuring under Chapter 11. Additionally, the Company has been authorized and continues to pay its ordinary course of business post-petition expenses and to continue to honor all of its current customer contracts without seeking further Bankruptcy Court approval. The Company also received interim Bankruptcy Court approval of a $75.0 million Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”). The DIP Credit Facility includes the option for the Company to convert it into a three-year exit financing facility, subject to satisfying certain conditions, principally the approval by the Bankruptcy Court of the Company’s Plan of Reorganization that includes the conversion of the Company’s Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”) to common stock. Constar has used the DIP Credit Facility and cash generated from its operations to continue to pay vendors and to provide operational and financial stability as it proceeds with its restructuring. On January 20, 2009, the Bankruptcy Court granted final approval of the Company’s DIP Credit Facility.

Substantially all of the Debtors’ prepetition debt obligations include default provisions that purport to be triggered by a bankruptcy filing. Subject to certain exceptions under the Bankruptcy Code, the filing of a bankruptcy case automatically stays most actions against a debtor, including most actions to collect prepetition debts or to exercise control over the property or assets of a debtor’s estate. The Bankruptcy Court’s order confirming the Company’s Plan of Reorganization provides that any alleged defaults in the Company’s contracts alleged to have arisen solely as a result of the commencement or consummation of the Chapter 11 Cases will be cured upon consummation of the Plan.

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

Differences between liabilities we have estimated and the claims which have been filed, or will subsequently be filed by governmental units, will be investigated and resolved in connection with the claims resolution process and if necessary will be subject to a final determination of the allowable claims by the Bankruptcy Court. The determination of how these liabilities will ultimately be treated will not be known until an approved plan of reorganization is confirmed by the Bankruptcy Court and the claims resolution process is completed. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. The claims resolution process may take considerable time to complete and may occur after the confirmation date of the Plan of Reorganization. The Debtors will assess the proofs of claim filed through the Bar Date. As of April 30, 2009, the Company has identified approximately $21.6 million of prepetition claims, substantially all of which are related to normal trade invoices. The Company is in the process of reconciling these claims and has recognized $21.2 million of these claims (including a reserve of $0.1 million to cover the estimated final reconciliation of these claims) in the financial statements as of March 31, 2009. In addition, for the three months ended March 31, 2009, a charge to income of $0.3 million was recorded for claims the Company has resolved but had not previously recognized as a liability. Based upon an evaluation of the impact of these accounting errors, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of these errors were not material to the previously issued financial statements.

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

A plan of reorganization must be voted on by the holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and be confirmed by the Bankruptcy Court. A plan has been accepted by holders of claims against and equity interests in a debtor if (1) more than one-half in number and at least two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. However, a class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. Two classes under the proposed Plan of Reorganization—one of claims and one of equity—will neither receive nor retain property and thus are deemed to have rejected the Plan of Reorganization. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The specific requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including the status and seniority of the claims or equity interests in rejecting class, e.g. secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. In the Chapter 11 Cases, the class consisting of holders of the Subordinated Notes is the only class of creditor that is both impaired and receiving property under the proposed plan, and thus the only class of creditor entitled to vote. The deadline for such vote was April 9, 2009, and more than 98% of ballots cast (in both number voting and in dollar amount of claims represented by those voting) voted in favor of Constar’s Plan of Reorganization.

On January 23, 2009, the Company filed a Disclosure Statement and Plan of Reorganization with the Bankruptcy Court. The Company subsequently filed certain amendments to and modifications of its Disclosure Statement and its Plan of Reorganization. The overall purpose of the Plan of Reorganization is to provide for the restructuring of the Company’s liabilities in a manner designed to maximize recovery to all stakeholders and to enhance the financial viability of the newly reorganized Company after it emerges from Chapter 11 by de-leveraging the Company and providing additional liquidity. The Plan of Reorganization will result in a reduction of $186.2 million of total debt from prepetition amounts. The terms of the Plan of Reorganization include the following:

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

Capitalized terms used in the bullets above are defined in the Plan of Reorganization. A hearing on the confirmation of the plan was held on May 4, 2009. On May 14, 2009, the Bankruptcy Court entered an order confirming Constar’s emergence from Chapter 11 in accordance with the Plan of Reorganization for Constar and its affiliated debtors. Constar expects to emerge from Chapter 11 on or about May 29, 2009.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 and FSP 157 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of SFAS No. 141R on its consolidated financial statements could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R. The Company is currently assessing what the impact of the adoption of SFAS 141R will be when the Company applies the fresh start accounting provisions of SOP 90-7 upon emergence from Chapter 11.

4. Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refer to prepetition obligations which may be impacted by the approval of the Company’s Plan of Reorganization in the Chapter 11 reorganization process. These amounts represent the Company’s current estimate of known or potential prepetition obligations to be resolved in connection with its Chapter 11 proceedings. In addition, as a result of the Company’s Chapter 11 filing, the Company is prohibited, with certain exceptions, from making payments on certain vendor obligations incurred prior to the Chapter 11 filing date. Under the Company’s Plan of Reorganization, these obligations will be paid in full upon emergence from Chapter 11 so long as such claims were either included in the Statements of Financial Affairs filed with the Bankruptcy Court, or covered by a valid proof of claim. As of April 30, 2009, total prepetition liabilities recognized by the Company were $21.2 million.

Liabilities subject to compromise are summarized in the following table:

	March 31, 2009	December 31, 2008
Subordinated Notes	$175,000	$175,000
Accrued interest on Subordinated Notes	11,229	11,229

	$186,229	$186,229

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on its prepetition obligations only to the extent it believes the interest will be paid during the bankruptcy proceeding or that is probable that the interest will be an allowed claim. Had the Company recorded interest expense on its prepetition obligations, interest expense would have been higher by $4.8 million for the three months ended March 31, 2009.

The Company has incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying consolidated statement of operations and consist of the following:

Three months ended March 31, 2009
Professional fees associated with bankruptcy proceedings	$2,715
DIP and Exit Financing fees	100
Other, net	740

$3,555

5. Discontinued Operations

In 2006, the Company closed its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and related liabilities of the discontinued entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entity have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	March 31, 2009	December 31, 2008
Assets of Discontinued Operations:
Accounts receivable, net	$13	$14
Prepaid expenses and other current assets	310	328

Total current assets of discontinued operations	$323	$342

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$111	$87

Total current liabilities of discontinued operations	111	87
Other liabilities	815	773

Total liabilities of discontinued operations	$926	$860

The following is a summary of the results of operations for discontinued operations for the three months ended March 31, 2009 and 2008:

	2009	2008
Net sales	$—	$—
Income (loss) from discontinued operations before income taxes	2	(54)
Provision for income taxes	(79)	(33)

Loss from discontinued operations	$(77)	$(87)

6. Accounts Receivable

	March 31, 2009	December 31, 2008
Trade and notes receivable	$36,989	$40,796
Less: allowance for doubtful accounts	(1,445)	(1,904)

Net trade and notes receivables	35,544	38,892
Value added taxes recoverable	3,229	4,331
Miscellaneous receivables	3,651	2,472

Total	$42,424	$45,695

7. Inventories

	March 31, 2009	December 31, 2008
Finished goods	$34,716	$34,021
Raw materials and supplies	16,000	15,744

Total	$50,716	$49,765

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,034 and $707 as of March 31, 2009 and December 31, 2008, respectively.

8. Property, Plant and Equipment

	March 31, 2009	December 31, 2008
Land and improvements	$3,392	$3,438
Buildings and improvements	93,590	93,405
Machinery and equipment	574,087	578,062

	671,069	674,905
Less: accumulated depreciation and amortization	(548,468)	(545,647)

	122,601	129,258
Construction in progress	7,017	3,113

Property, plant and equipment, net	$129,618	$132,371

9. Debt

The Company’s outstanding debt consists of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”), $175.0 million of Senior Subordinated Notes due December 1, 2012 (“Subordinated Notes”) and borrowings under its Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”). The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly. The Subordinated Notes bear interest at a rate of 11.0% per annum. Interest on the Subordinated Notes is payable semi-annually on each December 1 and June 1. Under the DIP Credit Facility, loans bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating Base Rate of not less than 4% plus a margin ranging from 2.75% to 3.25%, or (ii) a fluctuating Eurodollar Base Rate of not less than 3% plus a margin ranging from 3.75% to 4.25%. In addition, under the DIP Credit Facility, there is a per annum unused commitment fee equal to 0.75% per year on the undrawn portion of the DIP Credit Facility. The DIP Credit Facility and the Exit Facility contain certain financial covenants that are more fully described in Note 11 in Item 8 – Financial Statements and Supplementary Data in our Form 10-K filed on March 31, 2009. The Company was in compliance with these covenants as of March 31, 2009.

Substantially all of the Debtor’s prepetition debt obligations include default provisions that purport to be triggered by a bankruptcy filing. Subject to certain exceptions under the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition debts or to exercise control over the property or assets of a debtor’s estate. The Bankruptcy Court’s order confirming the Company’s Plan of Reorganization provides that any alleged defaults in the Company’s contracts alleged to have arisen solely as a result of the commencement or consummation of the Chapter 11 Cases will be cured upon consummation of the Plan. The DIP Credit Facility is expected to be converted into a $75 million exit facility (the “Exit Facility”) with substantially the same terms as the DIP Credit Facility when all conditions precedent to the conversion date have been met, principally the conversion of the Subordinated Notes to common stock and the Company’s emergence from Chapter 11. The Company currently expects to emerge from Chapter 11 on or about May 29, 2009. The Exit Facility will expire on December 31, 2011.

A summary of short-term and long-term debt follows:

	March 31, 2009	December 31, 2008
Short-term:
Revolver	$—	$20,000
DIP Credit Facility	12,264	—

	$12,264	$20,000

Long-term:
Secured notes	$220,000	$220,000
Less current maturities	(220,000)	(220,000)

Long-term portion	$—	$—

At March 31, 2009 and December 31, 2008, there was $6.1 and $10.1 million outstanding under letters of credit, respectively.

10. Other Liabilities

	March 31, 2009	December 31, 2008
Asset retirement obligations	$4,159	$3,665
Accrued rent	3,358	3,435
Post-employment benefits	1,675	1,623
Interest rate swap	8,304	8,512
Other	45	80

	$17,541	$17,315

11. Restructuring

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi”). Under the terms of the New Agreement, effective January 1, 2009, the Company expects that there will be an approximately 30% reduction in cold fill volume as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and a reduction of operations in four other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.

In connection with the restructuring actions described above, (the “2008 Restructuring”), the Company expects to incur total charges of approximately $9.0—$10.0 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $1.4 million related to costs to exit facilities, (ii) an estimated $1.5 million related to employee severance and other termination benefits the majority of which was paid in the fourth quarter of 2008 and the remainder in 2009, and (iii) an estimated $6.3 million of accelerated depreciation and other non-cash charges. Per SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company’s estimated future rental cost due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.1 million in 2009 and $0.9 million in 2010.

The estimated annual cash savings as a result of reducing manufacturing overhead is expected to be approximately $28-30 million beginning in 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the 2008 Restructuring, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008. These restructuring actions are expected to be completed by the end of 2009.

In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. Expenditures related to this restructuring totaled approximately $0.5 million. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other production facilities.

The following table presents a summary of the restructuring reserve activity:

	2007 Plan	2008 Plans
	Severance and Termination Benefits	Contract and Lease Termination Costs	Severance and Termination Benefits	Other Costs	Total
Balance, January 1, 2009	$14	$127	$554	$21	$716
Charges to income	—	270	14	231	515
Payments	—	(288)	(413)	(196)	(897)
Adjustments	—	—	4	—	4

Balance, March 31, 2009	$14	$109	$159	$56	$338

12. Commitments and Contingencies

As discussed in Note 2, on December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are being jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. A confirmation hearing for the Debtors’ proposed Plan of Reorganization was held on May 4, 2009. On May 14, 2009, the Bankruptcy Court entered an order confirming Constar’s emergence from Chapter 11 in accordance with the Plan of Reorganization for Constar and its affiliated debtors. Constar expects to emerge from Chapter 11 on or about May 29, 2009.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The parties have briefed the appeal. The Company expects that oral argument, if required, will be held in July 2009. At the Company’s request, the Special Master and the District Court have agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously. The Company cannot reasonably estimate the amount of any loss that may result from this matter. In connection with the Company’s emergence from Chapter 11 and in accordance with the Plan of Reorganization, all such claims are to be subordinated pursuant to Section 510(b) of the Bankruptcy Code and treated as equity interests. The Plan of Reorganization further provides that all pre-petition equity interests in Constar will be extinguished, as will any claims relating to, or arising in connection with, such equity interests (or the purchase or sale of such interests), including all indemnification and contribution obligations referred to above.

On October 8, 2008, Marshall Packaging Co. LLC filed a complaint in the Eastern District of Texas, C. A. No. 6:08cv394, against the Company, as well as certain bottled water companies, alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages. The complaint alleges that the Company has infringed and is infringing the patent by making and selling certain beverage containers, but does not specifically identify the accused containers. Proceedings in this matter are currently stayed by order of the Bankruptcy Court but will resume once Constar’s Plan of Reorganization becomes effective. The Company does not believe that it is subject to liability in connection with the patent at issue and intends to vigorously defend itself in the action. The Company cannot reasonably estimate the amount of any loss that may result from this matter.

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

Certain judgments against the Company would constitute an event of default under the Company’s DIP Credit Facility. See Note 11 in Item 8 – Financial Statements and Supplementary Data in our Form 10-K filed on March 31, 2009 for additional information.

The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company is negotiating to reach an out of court settlement, but there can be no assurance that any such settlement will be reached. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.2 million. The Company intends to defend against this matter vigorously. The Company has established a reserve of $0.8 million at March 31, 2009, and December 31, 2008, in respect to this matter. These reserves are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of March 31, 2009 and December 31, 2008, of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

13. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	March 31, 2009	December 31, 2008
Pension and post-retirement liabilities, net of tax	$(47,609)	$(49,066)
Cash-flow hedge, net of tax	(8,304)	(8,512)
Foreign currency translation adjustments	6,601	7,261

Accumulated other comprehensive loss	$(49,312)	$(50,317)

14. Stock-Based Compensation

The following table summarizes restricted stock activity during the three months ended March 31, 2009:

(Shares in thousands)
	Number of Shares					Weighted Average Grant Date Fair Value
	2002 Plan	2002 Directors Plan	2007 Plan	2007 Directors Plan	Total
Nonvested, January 1, 2009	186	5	272	5	468	$3.59
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(5)	—	—	—	(5)	5.20

Nonvested, March 31, 2009	181	5	272	5	463	3.58

As of March 31, 2009, there was $465 of unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted average period of 0.7 years.

Upon the Company’s emergence from Chapter 11, our existing common stock (including all outstanding equity grants) will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares. (See Note 2 for additional information).

The following table summarizes restricted stock unit activity for the three months ended March 31, 2009:

(RSU’s in thousands)
RSUs
Outstanding, January 1, 2009	144
Forfeited	(25)

Outstanding, March 31, 2009	119

The RSUs generally vest between three and four years from the grant date. The Company has assumed a zero percent rate of forfeiture based upon an evaluation of each outstanding award. The fair value of the liability associated with the outstanding RSUs was $1 and $6 as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

(in thousands)
	2009	2008
Restricted stock	$133	$242
Restricted stock units	(4)	(48)

	$129	$194

15. Earnings (Loss) Per Share

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

The Company’s potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. Diluted EPS also excludes the impact of potential common shares related to the Company’s stock options in periods in which the option exercise price is greater than the average market price of its common stock for the period.

Diluted EPS excludes approximately 0.5 million and 0.6 million shares of restricted stock for the three months ended March 31, 2009 and 2008, respectively, due to the losses for the periods.

16. Pension and Other Postretirement Benefits

The components of net periodic pension cost for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)	2009			2008
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$155	$137	$292	$185	$179	$364
Interest cost	1,315	140	1,455	1,269	174	1,443
Expected return on plan assets	(1,128)	(138)	(1,266)	(1,558)	(230)	(1,788)
Amortization of net loss	1,189	83	1,272	485	58	543
Amortization of prior service cost	13	(10)	3	16	(10)	6

Total pension expense	$1,544	$212	$1,756	$397	$171	$568

The Company estimates that its expected total contributions to its pension plans for 2009 will be approximately $3.7 million of which $1.0 million was paid during the three months ended March 31, 2009.

Other Postretirement Benefits

The components of other postretirement benefits expense were as follows for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008
Interest cost	$82	$92
Amortization of actuarial net loss	196	245
Amortization of prior service cost	(77)	(76)

Total other postretirement benefits expense	$201	$261

17. Income Taxes

The Company recorded a benefit from income taxes of $18 for the three months ended March 31, 2009 and a provision for income taxes of $84 for the three months ended March 31, 2008. The Company does not currently anticipate realizing deferred tax assets to the extent the assets exceed deferred tax liabilities.

Total unrecognized tax benefits as of March 31, 2009 and December 31, 2008, were $0.6 million and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of March 31, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

18. Derivative Financial Instruments

Effective January 1, 2009, the Company implemented the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.

The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors. Market and credit risks associated with this instrument are regularly reviewed by the Company’s executive management.

The Company is exposed to various risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Company’s variable-rate debt. The objective and strategy for undertaking this interest rate swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Secured Notes. The notional amount of the interest rate swap is $100.0 million. By entering into the interest rate swap agreement, the Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. The Company accounts for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship. Consequently, changes in the fair value of the interest rate swap are recognized entirely in other comprehensive income.

During the first quarter of 2009, the administrative agent for the DIP Credit Facility required the Company to fully collateralize the swap liability with cash in the amount of $9.3 million. This cash collateral is presented as restricted cash on the condensed consolidating balance sheet as of March 31, 2009. Upon successful emergence from Chapter 11, the Company expects that the cash collateral would no longer be required. However, the administrative agent is expected to place a reserve against the Company’s borrowing base for the swap liability.

The fair value of derivative contracts is summarized in the following table:

(in thousands)	Derivative Liabilities
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value
		March 31, 2009	December 31, 2008
Interest rate swap	Other liabilities	$8,304	$8,512

The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) for the three months ended March 31, 2009, is summarized in the following table:

(in thousands) Derivatives in Statement 133 cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap	$208	Interest expense	$700

The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of approximately $3,400.

19. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$8,304	$—	$8,304

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

20. Other Income (Expense)

Other income (expense) consisted of the following for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008
Foreign exchange gains (losses)	115	(839)
Royalty income	$53	$427
Royalty expense	(31)	(211)
Interest income	22	74
Other income	2	(20)

Other income (expense), net	$161	$(569)

21. Segment Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net sales by country for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)	2009	2008
United States	$133,303	$169,731
United Kingdom	23,847	35,120
Other	2,300	8,527

	$159,450	$213,378

22. Condensed Consolidating Financial Information

Each of the Company’s domestic and United Kingdom restricted subsidiaries guarantees the Secured Notes, on a senior secured basis, and the Subordinated Notes, on an unsecured senior subordinated basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Secured Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10.

•	Condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008;

•	Condensed consolidating statements of operations for the three months ended March 31, 2009 and March 31, 2008; and

•	Condensed consolidating statements of cash flows for the three months ended March 31, 2009 and March 31, 2008.

Condensed Consolidating Balance Sheet

March 31, 2009

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company

ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,480	$889	$—	$2,369
Intercompany receivables	—	231,522	9,020	(240,542)	—
Accounts receivable, net	—	41,497	2,018	—	43,515
Inventories, net	—	48,494	2,246	(24)	50,716
Prepaid expenses and other current assets	4,114	19,898	432	—	24,444
Deferred income taxes	—	710	—	—	710
Current assets of discontinued operations	—	—	323	—	323

Total current assets	4,114	343,601	14,928	(240,566)	122,077

Property, plant and equipment, net	—	126,292	3,675	(349)	129,618
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	467,417	15,033	—	(482,450)	—
Restricted Cash		9,327	—	—	9,327
Other assets	—	1,536	291	—	1,827
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$471,531	$644,602	$18,894	$(723,365)	$411,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$12,264	$—	$—	$—	$12,264
Current portion of long-term debt	220,000	—	—	—	220,000
Accounts payable and accrued liabilities	4,814	93,905	2,014	—	100,733
Intercompany payable	204,594	35,809	512	(240,915)	—
Current liabilities of discontinued operations	—	—	111	—	111

Total current liabilities	441,672	129,714	2,637	(240,915)	333,108

Pension and postretirement liabilities	—	37,524	409	—	37,933
Deferred income taxes	—	710	—	—	710
Other liabilities	8,304	9,237	—	—	17,541
Liabilities subject to compromise	186,229	—	—	—	186,229
Non-current liabilities of discontinued operations	—	—	815	—	815

Total liabilities	636,205	177,185	3,861	(240,915)	576,336

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(164,674)	467,417	15,033	(482,450)	(164,674)

Total liabilities and stockholders’ equity (deficit)	$471,531	$644,602	$18,894	$(723,365)	$411,662

Condensed Consolidating Balance Sheet

December 31, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$13,933	$359	$—	$14,292
Intercompany receivables	—	210,818	10,375	(221,193)	—
Accounts receivable, net	—	43,466	2,338		45,804
Inventories, net	—	47,142	2,619	4	49,765
Prepaid expenses and other current assets	4,692	19,078	537	—	24,307
Deferred income taxes	—	896	—	—	896
Current assets of discontinued operations	—	—	342	—	342

Total current assets	4,692	335,333	16,570	(221,189)	135,406

Property, plant and equipment, net	—	128,678	4,056	(363)	132,371
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	463,610	16,528	—	(480,138)	—
Other assets	—	1,514	112	—	1,626

Total assets	$468,302	$630,866	$20,738	$(701,690)	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$20,000	$—	$—	$—	$20,000
Current portion of long-term debt	220,000	—	—	—	220,000
Accounts payable and accrued liabilities	4,141	89,312	2,053	—	95,506
Intercompany payable	190,523	30,549	480	(221,552)	—
Current liabilities of discontinued operations	—	—	87	—	87

Total current liabilities	434,664	119,861	2,620	(221,552)	335,593

Pension and postretirement liabilities	—	37,695	817	—	38,512
Deferred income taxes	—	896	—	—	896
Other liabilities	8,511	8,804	—	—	17,315
Liabilities subject to compromise	186,229		—		186,229
Non-current liabilities of discontinued operations	—	—	773	—	773

Total liabilities	629,404	167,256	4,210	(221,552)	579,318

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(161,102)	463,610	16,528	(480,138)	(161,102)

Total liabilities and stockholders’ equity (deficit)	$468,302	$630,866	$20,738	$(701,690)	$418,216

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2009

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$157,151	$2,299	$—	$159,450
Cost of products sold, excluding depreciation	—	139,209	2,712	—	141,921
Depreciation	—	7,059	197	—	7,256

Gross profit	—	10,883	(610)	—	10,273

Selling and administrative expenses	—	5,019	154	—	5,173
Research and technology expenses	—	1,866	—	—	1,866
Gail on disposal of assets		(320)	—	—	(320)
Provision for restructuring	—	515	—	—	515

Total operating expenses	—	7,080	154	—	7,234

Operating income	—	3,803	(764)	—	3,039
Interest expense	(3,819)	(628)	151	—	(4,296)
Reorganization Costs	(3,555)	—	—	—	(3,555)
Other income (expense), net	—	166	(5)	—	161

Income (loss) from continuing operations before income taxes	(7,374)	3,341	(618)	—	(4,651)
Benefit from income taxes	—	6	12	—	18

Income (loss) from continuing operations	(7,374)	3,347	(606)	—	(4,633)
Equity earnings	2,664	(683)		(1,981)	—
Loss from discontinued operations, net of taxes	—	—	(77)	—	(77)

Net income (loss)	$(4,710)	$2,664	$(683)	$(1,981)	$(4,710)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2008

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$204,851	$8,527	$—	$213,378
Cost of products sold, excluding depreciation	—	186,943	7,265	—	194,208
Depreciation	—	7,019	177	—	7,196
Gross profit	—	10,889	1,085	—	11,974

Selling and administrative expenses	—	6,623	138	—	6,761
Research and technology expenses	—	2,046	—	—	2,046
Provision for restructuring	—	81	—	—	81

Total operating expenses	—	8,750	138	—	8,888

Operating income	—	2,139	947	—	3,086
Interest expense	(9,679)	(322)	125	—	(9,876)
Other income (expense), net	—	(523)	(46)	—	(569)

Income (loss) from continuing operations before income taxes	(9,679)	1,294	1,026	—	(7,359)
Provision for income taxes	—	(84)	—	—	(84)

Income (loss) from continuing operations	(9,679)	1,210	1,026	—	(7,443)
Equity earnings	2,149	939	—	(3,088)	—
Loss from discontinued operations, net of taxes	—	—	(87)	—	(87)

Net income (loss)	$(7,530)	$2,149	$939	$(3,088)	$(7,530)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009

(In thousands)

(Unaudited)

	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(4,710)	$2,664	$(683)	$(1,981)	$(4,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	238	7,076	173	—	7,487
Stock-based compensation	—	129	—	—	129
Gain on disposal of assets	—	(320)	—	—	(320)
Equity earnings	(2,664)	683		1,981	—
Changes in operating assets and liabilities	805	4,442	1,525	—	6,772

Net cash provided by (used in) operating activities	(6,331)	14,674	1,015	—	9,358

Cash flows from investing activities:
Restricted Cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(4,299)	—	—	(4,299)
Proceeds from the sale of property, plant and equipment	—	99	—	—	99

Net cash used in investing activities	—	(13,527)	—	—	(13,527)

Cash flows from financing activities:
Proceeds from Revolver loan	159,723	—	—	—	159,723
Repayment of Revolver loan	(167,459)	—	—	—	(167,459)
Net change in intercompany loans	14,067	(13,591)	(476)	—	—

Net cash provided by (used in) financing activities	6,331	(13,591)	(476)	—	(7,736)

Effect of exchange rate changes on cash and cash equivalents	—	(9)	(9)	—	(18)

Net increase (decrease) in cash and cash equivalents	—	(12,453)	530	—	(11,923)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,480	$889	$—	$2,369

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

23. Subsequent Event

On May 14, 2009, the Bankruptcy Court entered an order confirming Constar’s emergence from Chapter 11 in accordance with the Plan of Reorganization for Constar and its affiliated debtors. Constar expects to emerge from Chapter 11 on or about May 29, 2009. See Notes 1 and 2 for further discussion of Constar’s reorganization proceedings under Chapter 11.

As of the confirmation date, the Company is required to apply the fresh start accounting provisions of SOP 90-7. Fresh start reporting requires an allocation of the reorganization value to the reorganized entity’s assets and liabilities pursuant to SFAS No. 141 (revised 2007). During April 2009, the Company began the process of measuring the fair values for all assets and liabilities in accordance with SFAS No. 157 “Fair Value Measurements” along with the process of allocating the reorganization value to the assets and liabilities for Constar International Inc. and its subsidiaries. The Company anticipates the completion of the fair value measurements and the allocation of the reorganization value in June 2009. The Company anticipates a step up in value of the property, plant and equipment and the recognition of certain identifiable intangible assets. The Subordinated Notes will be converted into new common stock and the Secured Notes will be adjusted to fair value resulting in a decrease to reported liabilities.

Consequently, the financial statements of the reorganized Company will change materially in amounts and classifications due to the implementation of the fresh-start accounting provisions of SOP 90-7. The fresh start accounting adjustments will be reflected in the financial statements reported in the Company’s Form 10-Q for the six months ended June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of PET plastic containers for food and beverages. In addition, the Company produces plastic closures representing approximately 6% of sales for the first three months of 2009. Approximately 84% of the Company’s net revenues for the first three months of 2009 were generated in the United States, with the remainder attributable to the Company’s European operations. During the first three months of 2009, Pepsi accounted for approximately 37% of the Company’s consolidated revenues and the Company’s top ten customers accounted for an aggregate of approximately 83% of the Company’s consolidated revenues. Approximately 65% of the Company’s sales in the first three months of 2009 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water.

Conventional product profitability is driven principally by price, volume and maintaining efficient manufacturing operations. During the first three months of 2009, conventional unit volume declined 16.5% as compared to the first three months of 2008 due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued movement of water bottlers to self-manufacturing, and consumers shifting their preferences from CSD to alternative beverages.

The Company expects that water bottlers will continue to shift towards manufacturing their own single serve water bottles. The Company believes that this trend is reaching the end of its cycle, with the majority of single serve water bottles now being produced in-house. Water bottle revenue is expected to represent approximately 7% of the Company’s 2009 consolidated revenue. One of the Company’s CSD customers informed the Company of its intention to self-manufacture a portion of its CSD requirements beginning in the fourth quarter of 2008. The Company expects additional movement toward selective self-manufacturing of CSD packages by large beverage companies. CSD self-manufacturing infrastructure costs are much higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company expects a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space to add blow-molding equipment exist. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support these in-house blow-molding operations from merchant suppliers. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, increased pricing, and retaining the replacement preform volume at acceptable margins.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. On average, the margins in the custom segment are higher than the conventional segment. In addition, proprietary technology and product differentiation provide higher margins than custom products produced from commonly available technology. The Company’s strategy is to increase its presence in this higher profit and growth segment of the market. For custom products that require oxygen barrier technology, the Company believes its portfolio of oxygen scavenging technologies (Oxbar ®, MonOxbar ®, and DiamondClear ®) are the best performing oxygen barrier technologies in the market today. The key Oxbar patents have expired. The Company believes that DiamondClear containers provide superior clarity to MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. The Company believes that there are significant growth opportunities for the conversion of glass and metal containers to PET containers for small sized bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 29% of the Company’s sales in the first three months of 2009 related to custom PET containers. Custom unit volume decreased 12.2% in the first three months of 2009 as compared to the first three months of 2008. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred custom unit volume growth would have been 11.4% for the first three months of 2009 as compared to the first three months of 2008.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2009, the Company currently expects to achieve net positive impact of price increases of between $5.0 million and $7.0 million as compared to 2008.

Based on the Company’s current volume estimates, the volume-weighted average term of the Company’s contracts, excluding contracts with Pepsi, is approximately 3.9 years at March 31, 2009. Some of these contracts come up for renewal each year, and are often offered to the market for competitive bidding.

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

Chapter 11 Proceedings

On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 cases are being jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”). “). On May 14, 2009, the Bankruptcy Court entered an order confirming Constar’s emergence from Chapter 11 in accordance with the Plan of Reorganization for Constar and its affiliated debtors. Constar expects to emerge from Chapter 11 on or about May 29, 2009. See Part I within Item 1 of this report under Note 2 to the accompanying Condensed Consolidated Financial Statements for additional information.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 5 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and 2008.

Results of Operations

Three Months Ended March 31, 2009 and 2008

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

(dollars in millions)	Three months ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
United States	$133.5	$169.7	$(36.2)	(21.3)%
Europe	26.0	43.7	(17.7)	(40.5)%

Total	$159.5	$213.4	$(53.9)	(25.3)%

The decrease in U.S. net sales in the first quarter of 2009 as compared to the first quarter of 2008 was primarily driven by lower volumes and the pass through of lower resin costs to customers. Total U.S. PET unit volume decreased 15.9% in 2009 over the first quarter of 2008. This decrease reflects a conventional unit volume decline of 17.2% and a custom unit volume decline of 12.2%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred, custom unit volume would have grown 11.4% and conventional unit volume would have decreased by 25.4% for the first three months of 2009 as compared to the first three months of 2008.

The decrease in European net sales in the first quarter 2009 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar and a 19.8% decrease in total unit volume.

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

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	2009	2008
United States	$10.2	$11.4	$(1.2)
Europe	0.1	0.6	(0.5)

Total	$10.3	$12.0	$(1.7)

Percent of net sales	6.5%	5.6%

The decrease in gross profit in the first quarter of 2009 as compared to the first quarter of 2008 primarily reflects the impact of lower volumes, offset in part by restructuring savings, price increases, and lower freight and energy costs. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $0.7 million for the three months ended March 31, 2009 as compared to 2008. The quarterly impact of this change in employee benefits for the remainder of 2009 is expected to approximate the impact in the first quarter of 2009.

Selling and Administrative Expenses

Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges.

Selling and administrative expenses decreased $1.6 million, or 24%, to $5.2 million in the first quarter of 2009 from $6.8 million in the first quarter of 2008. This decrease primarily reflects a $0.6 million decrease in legal and other professional fees, a decrease in bad debt expense of $0.6 million, and a $0.4 million decrease in salaries and benefits.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $1.9 million in the first quarter of 2009 and $2.0 million in the first quarter of 2008.

Provision for Restructuring

Restructuring charges were $0.5 million for the first quarter of 2009 compared to $0.1 million in the first quarter of 2008. The restructuring charges recorded in the first quarter of 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi cold-fill agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges consist of $0.3 million of facility exit costs and $0.2 million of other costs. See Part I within Item 1 of this report under Note 11 to the accompanying Condensed Consolidated Financial Statements for additional information

Interest Expense

Interest expense decreased $5.6 million to $4.3 million in the first quarter of 2009 from $9.9 million in the first quarter of 2008 primarily due to $4.9 million of unrecorded interest expense on debt subject to compromise, and lower average borrowings.

Reorganization Items

During the first quarter of 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. These reorganization items resulted in an expense of $3.6 million for the three months ended March 31, 2009.

Other Expense (Income), net

Other income and expense primarily includes gains and losses on foreign currency transactions including the impact of currency fluctuations on intra-company loan balances, as well as royalty income and expense, and interest income.

Other income was $0.2 million in the first quarter of 2009 compared to other expense of $0.6 million in the first quarter of 2008. The income in the first quarter of 2009 primarily resulted from the positive impact of foreign currency on the translation of intra-company balances and royalty income.

Provision for Income Taxes

In the first quarter of 2009, the Company recorded a benefit from income taxes related to continuing operations of $-0- compared to a provision for income taxes of $0.1 million in the first quarter of 2008. Losses from continuing operations before taxes were $4.7 million in the first quarter of 2009 compared to $7.4 million in the first quarter of 2008.

Total unrecognized tax benefits as of March 31, 2009 and December 31, 2008, were $0.6 million and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of March 31, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Net Loss

Net loss in the first quarter of 2009 was $4.7 million, or $0.38 loss per basic and diluted share, compared to a net loss in the first quarter of 2008 of $7.5 million, or $0.61 loss per basic and diluted share.

Liquidity and Capital Resources

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

The DIP Credit Facility and the Exit Facility contain certain financial covenants. The Company must maintain minimum Available Credit of $5 million and minimum Collateral Availability of $15 million. Capital Expenditures may not exceed $24 million in 2009, $28 million in 2010 and $22 million in 2011; provided, however, that to the extent that actual Capital Expenditures for the Fiscal Year ended December 31, 2009 or any Fiscal Year thereafter shall be less than the maximum amount set forth above for such Fiscal Year (without giving effect to any carryover permitted by this proviso), 75% of the difference between said stated maximum amount and the amount of actual Capital Expenditures shall, in addition, be available for Capital Expenditures in the next succeeding Fiscal Year. In addition, with respect to the DIP Credit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA of not less than $35 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. With respect to the Exit Facility, if Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, Constar must maintain Consolidated EBITDA (as defined under the DIP Credit Facility) of not less than $40 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. The DIP Credit Facility and the Exit Facility contain other customary covenants and events of default. The Company was in compliance with these covenants as of March 31, 2009.

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

At March 31, 2009, there was $220.0 million outstanding on the Secured Notes, $175.0 million outstanding on the Subordinated Notes, $12.3 million outstanding on the DIP Credit Facility, and $6.1 million of letters of credit issued under the DIP Credit Facility.

The Company funds its operations primarily with cash flows from operations and borrowings under its DIP Credit Facility. Liquidity, defined as cash and availability under the DIP Credit Facility, is a key measure of the Company’s ability to finance its operations. Liquidity at March 31, 2009 was $33.8 million as compared to $15.3 million at December 31, 2008. The increase in liquidity at March 31, 2009 as compared to December 31, 2008 is due to an increase in the borrowing base of approximately $18.7 million primarily due to higher levels of working capital and a decrease in borrowings at the end of the period of approximately $11.8 million. If the Company is successful in implementing its Plan of Reorganization and converts the $175 million of Subordinated Notes to common stock, the Company’s future cash interest costs would be reduced by $19.3 million on an annualized basis.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the other factors mentioned below. During the first quarter of 2009, the Company’s total PET volume declined 15.6% as compared to the first quarter of 2008, principally due to reduced volume for Pepsi under the new cold-fill agreement, the continued movement of water bottlers and certain CSD volume to self-manufacturing, and consumers shifting their preferences from CSD to alternative beverages. The general negative macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have an adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company’s Plan of Reorganization would change and the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all.

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

•

if inventory is located on properties that the Company leases and if the Company is unable to obtain consents from the landlords, such inventory may not be eligible for inclusion in the borrowing base;

•

the inventory and accounts receivable of the Company’s United Kingdom subsidiary would be disqualified from the borrowing base in the event of certain insolvency proceedings of that subsidiary or any action taken against such subsidiary to enforce its guarantee given in respect of the Secured Notes; and

•

the administrative agent has the customary ability to reduce, unilaterally, the Company’s borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible.

As of March 31, 2009, liquidity was $33.8 million, including cash of $2.4 million. Availability under the Company’s DIP Credit Facility was $31.4 million and borrowings under the facility were $12.3 million with outstanding letters of credit of $6.1 million. This takes into account a $15 million reduction in eligible assets (referred to as minimum Collateral Availability) per the DIP Credit Facility and excludes $9.3 million of cash collateral related to the interest rate swap between the Company and the administrative agent. The value of cash collateral is subject to change based on further changes in interest rates, and is also expected to decline as the Company approaches the expiration date of the swap in February 2012. The Company and the administrative agent have discussed a potential additional reserve related to eligible assets. Based on the Company’s most recent cash flow projections and operating and capital plans, assuming emergence from Chapter 11 in late May, 2009 and assuming there is no change to the $9.3 million swap-based reserve, the low and high points of 2009 liquidity are expected to be approximately $15.6 million and $38.2 million, respectively. If the administrative agent had implemented a reserve related to eligible assets, estimated 2009 liquidity at the high and low points could be reduced by approximately $6 million. The projected 2009 low point in liquidity would be expected to be reached in July of 2009 and to improve thereafter. These projections do not include the results of actions that the Company is reviewing that may improve liquidity, but there can be no assurance that these measures will be successful. In addition, actual liquidity could be higher or lower depending upon a number of factors, including, among others, the Company’s actual operating performance and capital expenditures, the seasonality of the Company’s sales, the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the limitations on the borrowing base noted above.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. The Company has assessed the potential impact on various aspects of its operations, including, but not limited to, the continued availability and general creditworthiness of its debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under its defined benefit pension plans. The Company’s DIP Credit Facility is provided by Citicorp USA Inc. and Wells Fargo Foothill, LLC and the continued availability of the facility is in part dependent on their ability to honor the commitment, which the Company is unable to assess at this time. However, there can be no assurance that the Company’s business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions, or as a result of the factors described above.

Cash Flows

The following table presents selected cash flow data.

(dollars in millions)	Three months ended March 31,		Increase (Decrease)
	2009	2008
Net cash provided by operating activities	$9.4	$8.1	$1.3

Net cash used in investing activities	$(13.5)	$(7.4)	$6.1

Net cash used in financing activities	$(7.7)	$(0.4)	$7.3

Net cash provided by operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, increased primarily due to a lower net loss offset in part by changes in working capital. Days sales in accounts receivable increased to approximately 30.1 days at March 31, 2009 from 29.2 days at March 31, 2008. Inventory days decreased to approximately 30.6 days at March 31, 2009 from 37.2 days at March 31, 2008. Days payable in accounts payable and accrued liabilities increased to 66.5 days at March 31, 2009 compared to 65.3 days at March 31, 2008, due to the timing of disbursements at quarter end. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and during the period. On April 1, 2009, the Company made a payment of approximately $5.8 million to a vendor in the normal course of business.

The increase in net cash used in investing activities was due to the $9.3 million of cash the Company paid to collateralize its interest rate swap and a decrease in capital spending. Capital expenditures primarily related to custom projects.

Net cash used by financing activities for the three months ended March 31, 2009 was primarily comprised of net repayments of $7.7 million on the DIP Credit Facility and Revolver Loan. Net cash used by financing activities for the three months ended March 31, 2008 was primarily comprised of net repayments of $0.4 million on the Revolver Loan.

Commitments and Contingent Liabilities

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note 12 to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Capital Expenditures

Based on information currently available, we estimate 2009 capital spending to be approximately $20 million compared to 2008 capital spending of $25.3 million. The Company’s ability to make capital expenditures is limited by the financial covenants contained in its DIP Credit Facility. These financial covenants impose maximum capital expenditures per annum of $24 million in 2009, $28 million in 2010 and $22 million in 2011. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods beginning with 2009.

Pension Funding

Under current funding rules, we estimate that the funding requirements under our pension plans for 2009 and 2010 will be approximately $3.7 million and $8.3 million, respectively. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the three months ended March 31, 2009, the Company made pension plan contributions of $1.0 million.

Stockholders’ Deficit

Stockholders’ deficit increased to $164.7 million at March 31, 2009 from $161.1 million deficit at December 31, 2008. This increase was primarily due to a net loss in the first quarter of 2009 of $4.7 million and foreign currency translation adjustments of $0.7 million, which were partially offset by pension amortization of $1.5 million and a gain on the revaluation of a cash flow hedge of $0.2 million during the three months ended March 31, 2009.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed on March 31, 2009. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157”) which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 and FSP 157 did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of SFAS No. 141R on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R. The Company is currently assessing what the impact of the adoption of SFAS 141R will be when the Company applies the fresh start accounting provisions of SOP 90-7 upon emergence from Chapter 11.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures for financial reporting that are designed to give reasonable assurance that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2009, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 12 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risk and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 6. Exhibits

10.5(a)	Deed of Amendment, dated April 9, 2009, relating to a Debenture dated December 31, 2008, between Constar International U.K. Limited and Citibank, N.A., London Branch, as Trustee.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: May 15, 2009	By:	/s/ WALTER S. SOBON

Walter S. Sobon Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)