Form 10-Q
period 2009-06-30
CONSTAR INTERNATIONAL INC
filed 2009-08-14
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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

As of August 10, 2009, 1,750,000 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Constar International Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	Successor	Predecessor
	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,726	$14,292
Accounts receivable, net	53,248	45,695
Accounts receivable - related party	—	109
Inventories, net	60,678	49,765
Prepaid expenses and other current assets	7,364	24,307
Deferred income taxes	82	896
Current assets of discontinued operations	330	342

Total current assets	124,428	135,406

Property, plant and equipment, net	175,079	132,371
Goodwill and intangible assets	153,465	148,813
Restricted cash	11,812	—
Other assets	1,429	1,626

Total assets	$466,213	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$—	$20,000
Current portion of long-term debt	—	220,000
Accounts payable (includes book overdrafts of $14,998 and $-0- at June 30, 2009 and December 31, 2008, respectively)	93,466	61,747
Accrued expenses and other current liabilities	28,978	29,994
Accounts payable and accrued expenses - related party	—	3,765
Current liabilities of discontinued operations	146	87

Total current liabilities	122,590	335,593

Long term debt, net of current portion	157,578	—
Pension and postretirement liabilities	30,375	38,512
Deferred income taxes	37,312	896
Other liabilities	13,370	17,315
Non-current liabilities of discontinued operations	863	773
Liabilities subject to compromise	—	186,229

Total liabilities	362,088	579,318

Commitments and contingencies
Stockholders’ Equity (Deficit):

Predecessor preferred stock, $.01 par value - none issued or outstanding at December 31, 2008	—	—
Predecessor common stock, $.01 par value - 13,297 shares issued, 12,922 shares outstanding at December 31, 2008	—	125
Successor common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at June 30, 2009	18
Additional paid-in capital	101,466	277,371
Accumulated other comprehensive income (loss), net of tax	(11)	(50,317)
Predecessor treasury stock, at cost - 375 shares at December 31, 2008	—	(1,033)
Retained earnings (accumulated deficit)	2,652	(387,248)

Total stockholders’ equity (deficit)	104,125	(161,102)

Total liabilities and stockholders’ equity (deficit)	$466,213	$418,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three Months Ended June 30, 2008
Net customer sales	$121,206	$57,055	$242,552
Net affiliate sales	—	676	1,717

Net sales	121,206	57,731	244,269
Cost of products sold, excluding depreciation	104,058	47,616	223,493
Depreciation and amortization	7,064	2,477	8,622

Gross profit	10,084	7,638	12,154

Selling and administrative expenses	3,139	1,832	4,827
Research and technology expenses	1,229	832	2,309
Provision for restructuring	265	133	725
Gain on disposal of assets	(3)	(76)	(38)

Total operating expenses	4,630	2,721	7,823

Operating income	5,454	4,917	4,331

Interest expense	(5,788)	(1,255)	(9,501)
Interest expense - related party	—	(15)	—
Reorganization items, net	(1,167)	147,723	—
Other income (expense), net	3,408	1,382	2

Income (loss) from continuing operations before income taxes	1,907	152,752	(5,168)
(Provision for) benefit from income taxes	805	(37,825)	118

Income (loss) from continuing operations	2,712	114,927	(5,050)
Income (loss) from discontinued operations, net of taxes	(60)	(19)	33

Net income (loss)	$2,652	$114,908	$(5,017)

Basic and diluted income (loss) per common share:
Continuing operations	$1.55	$9.23	$(0.41)
Discontinued operations	(0.03)	—	—

Net income (loss) per share	$1.52	$9.23	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,455	12,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six Months Ended June 30, 2008
Net customer sales	$121,206	$213,925	$454,813
Net affiliate sales	—	3,256	2,834

Net sales	121,206	217,181	457,647
Cost of products sold, excluding depreciation	104,058	189,537	417,702
Depreciation and amortization	7,064	9,733	15,816

Gross profit	10,084	17,911	24,129

Selling and administrative expenses	3,139	7,005	11,588
Research and technology expenses	1,229	2,698	4,355
Provision for restructuring	265	648	806
Gain on disposal of assets	(3)	(396)	(38)

Total operating expenses	4,630	9,955	16,711

Operating income	5,454	7,956	7,418

Interest expense	(5,788)	(5,512)	(19,377)
Interest expense - related party	—	(54)	—
Reorganization items, net	(1,167)	144,168	—
Other income (expense), net	3,408	1,543	(567)

Income (loss) from continuing operations before income taxes	1,907	148,101	(12,526)
(Provision for) benefit from income taxes	805	(37,807)	32

Income (loss) from continuing operations	2,712	110,294	(12,494)
Loss from discontinued operations, net of taxes	(60)	(96)	(54)

Net income (loss)	$2,652	$110,198	$(12,548)

Basic and diluted income (loss) per common share:
Continuing operations	$1.55	$8.86	$(1.01)
Discontinued operations	(0.03)	(0.01)	—

Net income (loss) per share	$1.52	$8.85	$(1.01)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,455	12,385

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income (loss)	$2,652	$110,198	$(12,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,423	10,060	16,870
Bad debt expense (recovery)	(39)	(483)	514
Stock-based compensation	—	591	472
Gain on disposal of assets	(3)	(396)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(11,480)	(27,795)
Inventories	(2,728)	(5,432)	(8,709)
Prepaid expenses and other current assets	1,087	977	(394)
Accounts payable	3,482	6,727	21,946
Change in book overdrafts	4,545	10,453	2,022
Accrued expenses and other current liabilities	(5,696)	4,905	(1,289)
Deferred income taxes	(923)	37,835	—
Pension and postretirement benefits	(15)	954	(345)
Fresh start accounting adjustments	—	(68,109)	—
Reorganization items, net	(404)	(79,299)	—

Net cash provided by (used in) operating activities	11,002	17,501	(9,294)

Cash flows from investing activities:
Restricted cash	(2,485)	(9,327)	—
Purchases of property, plant and equipment	(2,653)	(5,723)	(14,789)
Proceeds from sale of property, plant, and equipment	—	149	38

Net cash used in investing activities	(5,138)	(14,901)	(14,751)

Cash flows from financing activities:
Costs associated with debt financing	(101)	—	—
Proceeds from short-term financing	125,000	212,723	400,482
Repayment of short-term financing	(130,000)	(227,723)	(377,163)

Net cash provided by (used in) financing activities	(5,101)	(15,000)	23,319

Effect of exchange rate changes on cash and cash equivalents	79	(8)	75

Net increase (decrease) in cash and cash equivalents	842	(12,408)	(651)
Cash and cash equivalents at beginning of period	1,884	14,292	4,254

Cash and cash equivalents at end of period	$2,726	$1,884	$3,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2007 (Predecessor)	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(12,548)	(12,548)
Foreign currency translation adjustments			1,429			1,429
Amortization of prior service cost			(141)			(141)
Amortization of actuarial net loss			1,574			1,574
Revaluation of cash flow hedge			113			113

Comprehensive loss						(9,573)

Treasury stock purchased				(46)		(46)
Stock-based compensation	—	497	—	—	—	497

Balance, June 30, 2008 (Predecessor)	$125	$277,043	$(15,645)	$(991)	$(341,961)	$(81,429)

Balance, December 31, 2008 (Predecessor)	$125	$277,371	$(50,317)	$(1,033)	$(387,248)	$(161,102)
Net income					110,198	110,198
Foreign currency translation adjustments			(1,134)			(1,134)
Amortization of prior service cost			(97)			(97)
Amortization of actuarial net loss			2,016			2,016
Revaluation of cash flow hedge			951			951

Comprehensive income						111,934

Stock-based compensation	—	597	—	—	—	597

Balance, April 30, 2009 (Predecessor)	125	277,968	(48,581)	(1,033)	(277,050)	(48,571)
Fresh Start Adjustments:
Cancellation of Predecessor common stock	(125)	(277,968)	(10)	1,033	277,050	(20)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	48,591	—	—	48,591

Balance, May 1, 2009 (Predecessor)	—	—	—	—	—	—
Issuance of 1.75 million shares of common stock in connection with emergence from Chapter 11	18	101,466	—	—	—	101,484

Balance, May 1, 2009 (Successor)	18	101,466	—	—	—	101,484
Net income					2,652	2,652
Foreign currency translation adjustments			(489)			(489)
Revaluation of cash flow hedge, net of tax			478			478

Comprehensive income	—	—	—	—	—	2,641

Balance, June 30, 2009 (Successor)	$18	$101,466	$(11)	$—	$2,652	$104,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

1. Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

Background - On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). These Chapter 11 cases were jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”).

Plan of Reorganization - The Debtors’ Second Amended Joint Plan of Reorganization (the “Plan”) provided as follows (capitalized terms used in the bullets below are defined in the Plan):

•	Holders of Allowed Administrative Claims, Priority Tax Claims, Other Priority Claims, and Other Secured Claims would receive full payment in cash;

•	The DIP Credit Facility would be converted into the Company’s Exit Facility;

•	Holders of Senior Secured Floating Rate Notes would be deaccelerated and reinstated in full as of the date immediately preceding the Petition Date;

•

Holders of Other Secured Claims, except to the extent that a Holder agrees otherwise, would receive one of the following treatments, in full satisfaction, settlement, release and discharge of and in exchange for each Allowed Other Secured Claim, at the sole discretion of the Debtors: (i) payment in full in Cash; (ii) delivery of the collateral securing any such Allowed Other Secured Claim; (iii) deacceleration and reinstatement in full; or (iv) any other treatment rendering the claim unimpaired.

•

Holders of Senior Subordinated Notes would receive 100% of the new Common Stock of the reorganized Company (except for stock reserved for incentive plans) in full satisfaction, settlement, and release, and discharge of such notes;

•	Holders of Allowed General Unsecured Claims would receive full payment in cash in the ordinary course of business;

•	Section 510(b) Claims (which are subordinated securities law claims as further described in the Plan) would be extinguished; and

•	Holders of our Common Stock would not receive any distribution under the Plan and their shares would be cancelled on the effective date of the Plan.

Payment of claims is subject to the claims resolution process described below.

Confirmation and Consummation of the Plan - A hearing on the confirmation of the Plan was held on May 4, 2009. On May 14, 2009, the Bankruptcy Court entered an order approving and confirming the Plan that was presented in substance during the May 4, 2009 hearing. The Plan became effective and the Debtors emerged from Chapter 11 on May 29, 2009 (the “Effective Date”).

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement, dated as of December 31, 2008 (the “Credit Agreement”) was converted into exit financing in accordance with its terms. See Note 11 – “Debt” to the Condensed Consolidated Financial Statements for additional information.

Pursuant to the Plan, all existing shares of the Predecessor Company’s (as defined below) capital stock were canceled. In addition, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated (except for purposes of allowing the note holders to receive distributions under the Plan). Pursuant to the Restated Certificate of Incorporation of the Company, 75 million shares of common stock in the Successor Company were authorized for issuance, par value $0.01 per share and according to the Plan, a total of

1.75 million shares of the Company’s Common Stock were distributed to the holders of Senior Subordinated Note Claims. Holders of the Senior Subordinated Note Claims received ten shares of new Common Stock per one thousand dollars face amount of the Senior Subordinated Notes.

In addition, upon the Effective Date, the following incentive plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2007 Non-Employee Directors’ Equity Incentive Plan; (2) the 2007 Stock-Based Incentive Compensation Plan; (3) Constar International Inc. Non-Employee Directors’ Equity Incentive Plan; (4) Constar International Inc. 2002 Stock-Based Incentive Compensation Plan; (5) the Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan; and (6) the Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan, which was replaced by the Constar International Inc. Annual Incentive Plan, adopted May 26, 2009 (the “AIP”). For a description of the AIP, please see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Under the Plan, the Company reduced its total pre-petition liabilities by $186.2 million through the elimination of the Senior Subordinated Notes plus accrued interest thereon. The elimination of the Senior Subordinated Notes will result in a reduction to cash interest expense of approximately $19.3 million annually.

Claims Resolution Process - On January 28, 2009, the Bankruptcy Court entered an order (the “Bar Date Order”) requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to a file a written proof of claim with the Debtors’ claims processing agent on or before March 30, 2009 (the “Bar Date”), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors’ claims processing agent on or before June 29, 2009. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

The following table summarizes cumulative activity for claims that have been filed with the Bankruptcy Court as of June 30, 2009:

(in millions)	General Unsecured Claims
Claims filed	$21.6
Claims resolved	(21.4)

Unresolved claims	$0.2

Throughout the Chapter 11 proceedings, the Company has resolved many claims through settlements. The Company will continue to settle claims and, if necessary, file additional objections with the Bankruptcy Court. With respect to unsecured claims, once a claim is allowed consistent with the claims resolution process, the claimant is entitled to payment of cash in full settlement of the claim. Differences between claim amounts filed and the Company’s estimates are being investigated and will be resolved in connection with the claims resolution process. In addition, new and amended claims may be filed in the future, including claims amended to assign dollar values or recharacterize the legal nature of claims already on file. In light of the number of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue for some time. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

The Company estimates that the probable range of remaining unresolved general unsecured claims to be allowed will be between $0.1 million and $0.2 million. The Company has identified, and expects to continue to identify, claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of August 11, 2009, the Company has filed objections with respect to approximately $1.1 million in claims, but it may take some time before the Bankruptcy Court rules on these Constar’s objections to these disputed claims. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase in the future.

The Company has recognized $21.4 million of these claims (including a reserve of $0.1 million to cover the estimated final reconciliation of these claims) in the financial statements as of June 30, 2009. In addition, for the four months ended April 30, 2009, a charge to income of $0.3 million was recorded for claims the Company has resolved but had not previously recognized as a liability. Based upon an evaluation of the impact of these under accruals, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact were not material to the previously issued financial statements. These claims have been accrued by the Company based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and could result in material adjustments to the Successor Company’s (as defined below) financial statements.

Additionally, secured claims were deemed unimpaired under the Plan. Pursuant to the Plan those claims were satisfied upon either reinstatement of the obligations in the Successor Company or by making full payment in cash to the holder of such claim.

Appointment of New Board of Directors - Upon the Effective Date, in connection with the Company’s emergence from bankruptcy, the following individuals became members of the Successor Company’s Board of Directors by operation of the Plan: Michael J. Balduino, Eric A. Balzer, Lawrence V. Jackson, Ruth J. Mack, L. White Matthews III, and Jason L. Pratt (collectively with Michael J. Hoffman, the “New Board”). Mr. Hoffman, the Company’s President and Chief Executive Officer, was a member of the Predecessor Company’s Board of Directors and continues to serve on the new Board.

Trading of Common Stock - The Predecessor Company’s common stock ceased trading on the NASDAQ stock market on January 8, 2009 and began trading in the “over-the-counter” market under the symbol CNSTQ.PK. Upon the Effective Date of the Plan, the outstanding common stock of the Predecessor Company was cancelled for no consideration. Consequently, the Predecessor Company’s stockholders no longer have any interest as stockholders in the Successor Company by virtue of their ownership of the Predecessor Company’s common stock prior to emergence from bankruptcy. The common stock of the Successor Company is not listed on an exchange and was available for trading “over-the-counter” under the symbol “CNRN.PK” on May 29, 2009.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2008 (however, see the discussion below regarding fresh start accounting). The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

The American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applies to the Company’s financial statements for the periods that the Company operated under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition SOP 90-7 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying condensed consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan were classified as “liabilities subject to compromise” on the condensed consolidated balance sheet as of December 31, 2008.

As of May 1, 2009, the Company adopted fresh-start accounting in accordance with SOP 90-7. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4 – “Fresh-Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further details.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 6 – “Discontinued Operations” for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Actual results may differ materially from management’s estimates.

Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are reported in conformity with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Pension and postretirement liabilities are remeasured in conformity with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), respectively.

Estimates of fair value represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

Property, Plant and Equipment

For the Predecessor Company, property, plant and equipment are carried at cost and include expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing assets. For the Successor Company, property, plant, and equipment were adjusted to fair value as of May 1, 2009, and are currently stated at that value less accumulated depreciation and amortization. Property, plant and equipment acquired after May 1, 2009, are stated at acquisition cost less accumulated depreciation and amortization. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate. When property, plant or equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

(In years)	Successor	Predecessor
Land improvements	25	25
Building and building improvements	3 to 40	25 to 40
Machinery and equipment	2 to 10	10
Furniture, computer equipment, and tools	2 to 10	5 to 10
Molds	Shorter of the useful life or contract term	5
Leasehold improvements	Shorter of the useful life or lease term	Shorter of the useful life or lease term

If non land assets are idled, the Company accelerates depreciation over its expected remaining useful life considering its estimated salvage value.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived tangible assets to be held and used and finite-lived intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded $117.3 million of goodwill upon emergence from bankruptcy. The goodwill is not deductible for tax purposes.

Identifiable intangible assets consist of the Company’s trade name, technology, and leasehold interests. The Company’s trade name is an indefinite-lived asset and consequently is not amortized. Technology and leasehold interests are finite-lived intangible assets and are amortized over their useful lives of between four and twelve years.

The Company’s annual impairment reviews for goodwill and indefinite-lived intangible assets will be performed as of October 1 in conjunction with the timing of the completion of the Company’s annual strategic business plan. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of the reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The Step 1 calculation used to identify potential impairment compares the calculated fair value for the Company’s single reporting unit to its book value, including goodwill, on the measurement date. If the fair value of the reporting unit is less than carrying value, then Step 2 is performed to measure the amount of the impairment loss (if any) for the reporting unit.

The Step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of the reporting unit above the fair value of identified assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill).

See Note 10 for a description of the Company’s interim impairment test at June 30, 2009.

Subsequent Events

Subsequent events have been evaluated for potential recognition or disclosure in the financial statements through August 14, 2009, the date the financial statements were issued.

3. New Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of SFAS No. 141R on consolidated financial statements could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R. The application of SFAS 141R as a result of applying the fresh-start accounting provisions of SOP 90-7 upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 – “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, three FASB Staff Positions (“FSPs”) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments”; and FSP FAS 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” These standards are effective for interim or annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This Statement establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Company is required to adopt this standard in the third quarter of 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on the Company’s results of operations or financial condition.

4. Fresh-Start Accounting

On May 1, 2009, the Company adopted fresh-start accounting in accordance with SOP 90-7. Fresh-start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s consolidated financial statements for periods prior to May 1, 2009 are not comparable to consolidated financial statements presented on or after May 1, 2009.

Under SOP 90-7, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting. To facilitate this calculation the Company first determined the enterprise value of the Successor Company. The valuation methods included (i) a discounted cash flow analysis, considering a range of the weighted average cost of capital between 12.5% and 13.5% and multiples of projected earnings of between 5 and 7 times for its terminal value, (ii) a market multiples analysis, considering multiple ranges of between 5 and 6.5 times and (iii) precedent transaction multiples of between 7 and 8 times. This analysis resulted in an estimated enterprise value of between $260 million and $300 million. Due to prevailing economic conditions, the Company used the low end of this range for purposes of applying fresh-start accounting.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the financial projections included in the Company’s Plan, as filed with the Bankruptcy Court. These projections were limited by the information available to the Company as of the date of the preparation of the projections and reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond the Company’s control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Therefore variations from the projections may be material.

After deducting the fair value of the Senior Secured Floating Rate Notes (as determined by quoted market prices) and the outstanding Exit Facility balance (net of cash), the equity value of the Company was calculated to be $101.5 million. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation used for accounting purposes.

Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with SFAS No. 141R. The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying condensed consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value. Deferred taxes are determined in conformity with SFAS No. 109. Pension and postretirement liabilities are remeasured in conformity with SFAS No. 87 and SFAS No. 106, respectively.

Estimates of fair value included in the Successor Company financial statements represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

The following fresh-start Condensed Consolidated Balance Sheet presents the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan includes the settlement of liabilities and the issuance of common stock.

The effects of the Plan and fresh-start reporting on the Company’s Condensed Consolidated Balance Sheet are as follows:

	Predecessor April 30, 2009	Reclassifications and Plan of Reorganization		Fresh Start Accounting Adjustments		Successor May 1, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,884					$1,884
Accounts receivable, net	48,021	876	a	(26)	g	48,871
Accounts receivable - related party	876	(876)	a			—
Inventories, net	55,179			1,621	g	56,800
Prepaid expenses and other current assets	23,626	(13,870)	b, k	(1,132)	g	8,624
Deferred income taxes	1,594			(714)	i	880
Current assets of discontinued operations	310	—		—		310

Total current assets	131,490	(13,870)		(251)		117,369

Property, plant and equipment, net	128,938	11,216	k	37,385	g	177,539
Goodwill	148,813			(31,500)	g, h	117,313
Intangible assets	—			36,404	g, h	36,404
Restricted cash	9,327			—		9,327
Other assets	1,265	2,654	b	(2,654)	g	1,265

Total assets	$419,833	$—		$39,384		$459,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—		$—		$5,000
Current portion of long-term debt	220,000	(220,000)	b	—		—
Accounts payable	83,407	850	a	—		84,257
Accrued expenses and other current liabilities	27,165	4,148	a, c, d	(459)	g	30,854
Accounts payable and accrued expenses - related party	4,108	(4,108)	a	—		—
Deferred income taxes	1,594	—		(1,594)	i	—
Current liabilities of discontinued operations	131	—		—		131

Total current liabilities	341,405	(219,110)		(2,053)		120,242

Long-term debt, net of current portion	—	220,000	b	(65,725)	g	154,275
Pension and postretirement liabilities	37,545	(367)	d	(7,424)	g	29,754
Deferred income taxes	—	—		38,715	i	38,715
Other liabilities	16,919	—		(2,984)	g	13,935
Non-current liabilities of discontinued operations	812	—		—		812
Liabilities subject to compromise	186,229	(186,229)	e	—		—

Total liabilities	582,910	(185,706)		(39,471)		357,733

Commitments and contingencies

Stockholders’ Equity (Deficit):
Predecessor preferred stock	—					—
Predecessor common stock	125	(125)	f			—
Predecessor additional paid-in capital	277,968	(277,968)	f			—
Predecessor treasury stock	(1,033)	1,033	f			—
Successor common stock	—	18	e			18
Successor additional paid-in capital	—	101,466	e			101,466
Accumulated other comprehensive loss, net of tax	(48,581)	—		48,581	j	—
Accumulated deficit	(391,556)	361,282	c, e, f	30,274	j	—

Total stockholders’ equity (deficit)	(163,077)	185,706		78,855		101,484

Total liabilities and stockholders’ equity (deficit)	$419,833	$—		$39,384		$459,217

Notes to Plan of Reorganization and fresh-start accounting adjustments

(a)	At April 30, 2009, Crown Holdings, Inc. (“Crown”) owned approximately 10% of the Predecessor Company’s outstanding common stock. As of May 1, 2009, as a result of the cancellation of the Predecessor Company’s common stock, Crown is no longer considered a related party. This adjustment reflects the reclassification of amounts formerly classified as related party transactions.
(b)	These adjustments reflect the reclassification to long-term debt of the $220 million Senior Secured Floating Rate Notes that had been classified as a current liability on the Predecessor Company’s balance sheet due the Chapter 11 proceedings and the reclassification of the related deferred financing fees from current assets to non-current assets.
(c)	This adjustment reflects an accrual of $523 for damages due as a result of a contract that was rejected as part of the Chapter 11 proceedings.
(d)	As a result of the termination of the Supplemental Executive Retirement Plan the Company reclassified the outstanding liability under the plan to current liabilities. The liability was paid in full in June 2009.
(e)	This adjustment reflects the discharge of $186.2 million of liabilities subject to compromise in accordance with the terms of the Plan of Reorganization and the issuance of 1.75 million shares of Successor Company common stock to the holders of Senior Subordinated Notes in satisfaction of such claims.
(f)	This adjustment reflects the cancellation of the Predecessor Company’s common stock.
(g)	To record assets and liabilities at their estimated fair values:

Accounts receivable	$(26)
Inventories	1,621
Prepaid expenses and other current assets	(1,132)
Property, plant, and equipment	37,385
Goodwill	(80,081)
Intangible assets	36,404
Other assets	(2,654)
Accrued expenses and other current liabilities	459
Long-term debt	65,725
Pension and postretirement liabilities	7,424
Other liabilities	2,984

Gain on fresh start adjustments before tax	68,109
Elimination of other comprehensive income	48,581
Less: tax effect on fresh-start adjustments	(37,835)

Total change in equity	$78,855

(h)	To eliminate Predecessor goodwill.
(i)	To adjust deferred taxes to reflect the impact of fresh-start accounting fair value adjustments.
(j)	To reset accumulated other comprehensive loss and accumulated deficit to zero.
(k)	To reclassify pallets used for shipping products to customers from prepaid expenses to property, plant, and equipment.

5. Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. At June 30, 2009, there were no liabilities subject to compromise due to our emergence from bankruptcy. For further information regarding the discharge of liabilities subject to compromise, see Note 4 - “Fresh-Start Accounting” in the notes to these Condensed Consolidated Financial Statements.

Liabilities subject to compromise at December 31, 2008, are summarized in the following table:

Predecessor
December 31, 2008
Subordinated Notes	$175,000
Accrued interest on Subordinated Notes	11,229

$186,229

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on its prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable that the interest would be an allowed claim. Had the Company recorded interest expense on its prepetition obligations, interest expense would have been higher by $1.6 million and $6.4 million for the one and four months ended April 30, 2009, respectively.

The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying condensed consolidated statements of operations and consist of the following:

	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Four Months Ended April 30, 2009
Gain from discharge of debt	$—	$84,745	$84,745
Gain from fresh-start accounting adjustments	—	68,109	68,109
Contract termination damages	—	(523)	(523)
Professional fees associated with bankruptcy proceedings	(1,027)	(4,190)	(6,905)
DIP and Exit Financing fees	—	—	(100)
Other, net	(140)	(418)	(1,158)

Total reorganization items, net	$(1,167)	$147,723	$144,168

The gain from discharge of debt is the result of the settlement of the Senior Subordinated Notes in exchange for 1.75 million shares of the Successor Company’s common stock.

6. Discontinued Operations

In 2006, the Company closed its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with SFAS No. 144, the assets and related liabilities of the discontinued entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entity have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Assets of Discontinued Operations:
Accounts receivable, net	$—	$14
Prepaid expenses and other current assets	330	328

Total current assets of discontinued operations	$330	$342

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$146	$87

Total current liabilities of discontinued operations	146	87
Other liabilities	863	773

Total liabilities of discontinued operations	$1,009	$860

The following summarizes the results of operations for discontinued operations:

	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three Months Ended June 30, 2008
Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(59)	(19)	(16)
(Provision for) benefit from income taxes	(1)	—	49

Income (loss) from discontinued operations	$(60)	$(19)	$33

	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six Months Ended June 30, 2008
Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(59)	(17)	(70)
(Provision for) benefit from income taxes	(1)	(79)	16

Loss from discontinued operations	$(60)	$(96)	$(54)

7. Accounts Receivable

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Trade and notes receivable	$44,989	$40,796
Less: allowance for doubtful accounts	(421)	(1,904)

Net trade and notes receivables	44,568	38,892
Value added taxes recoverable	4,935	4,331
Miscellaneous receivables	3,745	2,472

Total	$53,248	$45,695

8. Inventories

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Finished goods	$45,024	$34,021
Raw materials and supplies	15,654	15,744

Total	$60,678	$49,765

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $38 and $707 as of June 30, 2009 and December 31, 2008, respectively.

9. Property, Plant and Equipment

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Land and improvements	$15,790	$3,438
Buildings and improvements	49,945	93,405
Machinery and equipment	109,283	578,062

	175,018	674,905
Less: accumulated depreciation and amortization	(6,781)	(545,647)

	168,237	129,258
Construction in progress	6,842	3,113

Property, plant and equipment, net	$175,079	$132,371

10. Goodwill and Intangible Assets

The Company performed an interim impairment assessment as of June 30, 2009 since the trading value of its common stock of $26.3 million was less than the carrying value of its equity of $104.1 million.

In performing the interim impairment assessment as of June 30, 2009, the estimated fair value was based on a combination of the following valuation techniques:

1.	Discounted cash flow models based upon the Company’s internal forecasts.

2.	Market multiples of companies in the packaging industry.

3.	Precedent transaction multiples of companies in the packaging industry.

4.	Quoted market prices for its debt and equity securities.

The first valuation technique calculated the net present value of projected cash flows using a range of weighted average cost of capital of between 13.8% and 30% and terminal value earnings multiples of between 5.5 and 6.5 times.

The second valuation technique applied peer multiples calculated using the average trading prices of securities of comparable publicly-traded packaging companies using multiples of between 5.0 and 6.7 times.

The third technique used multiples calculated based upon the value of previous transactions in the packaging industry, using multiples of between 7 and 8 times.

The fourth technique considered the quoted market price of the Company’s debt and equity securities and an estimated control premium. The estimated control premium represents the incremental premium a buyer is willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in packaging industry acquisitions observed in the marketplace.

The Company completed its interim impairment assessment as of June 30, 2009 and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable packaging companies, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.

In making the determination, the Company considered both qualitative and quantitative factors, including the effect of its recent emergence from bankruptcy and the limited volume of trading of its securities in the equity and debt markets. As such, the Company believes that the use of several techniques is more appropriate than relying solely on the current trading market value of the Company’s securities.

The determination of estimated fair value required the exercise of judgment and is highly sensitive to the Company’s assumptions. The estimated fair value exceeded the carrying value of the reporting unit by approximately $5.6 million at June 30, 2009.

The following table presents a summary of goodwill and indefinite-lived intangible assets:

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Goodwill	$117,313	$148,813
Trade name	25,500	—

Total	$142,813	$148,813

The following table presents a summary of finite-lived intangible assets:

	Successor
	June 30, 2009
	Estimated Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	4 to 12	$9,700	$202	$9,498
Leasehold interests	4	1,204	50	1,154

Total		$10,904	$252	$10,652

Amortization expense was $252 for the two months ended June 30, 2009, and is recorded within cost of goods sold in the accompanying condensed consolidated statements of income.

The following table summarizes the expected amortization expense for finite-lived intangible assets:

Six months ending December 31, 2009	$755
2010	1,509
2011	1,509
2012	1,509
2013	909
After 2013	4,461

$10,652

11. Debt

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) was converted into a $75 million exit facility (the “Exit Facility”) with substantially the same terms as the DIP Credit Facility. The Exit Facility’s scheduled expiration date is December 31, 2011. Also in connection with the consummation of the Plan, the Company and its lenders entered into Amendment No. 2 to the DIP Credit Agreement, primarily for the purposes of updating certain schedules to the DIP Credit Agreement and permitting the Company’s Dutch subsidiary, Constar International Holland (Plastics) B.V., which is neither a party to nor a guarantor of the Credit Agreement, to enter into separate financing arrangements.

The Company’s outstanding long-term debt at June 30, 2009, consists of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”). The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly. Pursuant to an interest rate swap executed in May 2005 with Citigroup Financial Products Inc., $100.0 million face amount of the Secured Notes have an effective interest rate of 7.9%.

In connection with the Company’s reorganization and emergence from bankruptcy, on the Effective Date, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated. Pursuant to the Plan the holders of Class 4 Senior Subordinated Note Claims (as defined in the Plan) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes. In addition, upon the adoption of fresh-start accounting, the Company adjusted the Secured Notes to fair value based upon their quoted market price. The Company currently expects to record accretion expense of approximately $13.6 million in 2009, $22.8 million in 2010, $25.8 million in 2011, and $3.5 million in 2012. For the two months ended June 30, 2009, the Company recorded $3.3 million of accretion expense which is included in interest expense in the accompanying condensed consolidated statement of income.

A summary of short-term and long-term debt follows:

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Short-term:
Revolver	$—	$20,000

Secured notes	—	220,000

	—	240,000

Long-term:
Secured notes	$157,578	$220,000
Less current maturities	—	(220,000)

Long-term portion	$157,578	$—

At June 30, 2009 and December 31, 2008, there was $6.1 and $10.1 million outstanding under letters of credit, respectively.

12. Other Liabilities

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Asset retirement obligations	$4,518	$3,665
Deferred rent	792	3,435
Post-employment benefits	1,233	1,623
Interest rate swap	6,827	8,512
Other	—	80

	$13,370	$17,315

13. Restructuring

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi”). Under the terms of the New Agreement, effective January 1, 2009, the Company currently estimates that there will be an approximately 25% reduction in cold fill volume in 2009 as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that will involve the closure of two U.S. manufacturing facilities and a reduction of operations in four other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.

In connection with the restructuring actions described above, (the “2008 Restructuring”), the Company expects to incur total charges of approximately $9.0—$10.0 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $1.4 million related to costs to exit facilities, (ii) an estimated $1.5 million related to employee severance and other termination benefits the majority of which was paid in the fourth quarter of 2008 and the remainder will be paid in 2009, and (iii) approximately $6.3 million of accelerated depreciation and other non-cash charges. Per SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company’s estimated future rental cost due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.1 million in 2009 and $0.8 million in 2010.

The estimated annual cash savings as a result of reducing manufacturing overhead is expected to be approximately $28-30 million. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the 2008 Restructuring, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008. These restructuring actions are expected to be completed by the end of 2009.

In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for the costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. Expenditures related to this restructuring totaled approximately $0.5 million in 2008. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other production facilities.

The following tables present a summary of the restructuring reserve activity:

	2007 Holland Plan		2007 Salt Lake City Plan		2008 Houston Plan
	Severance and Termination Benefits	Other Costs	Contract and Lease Termination Costs	Severance and Termination Benefits	Contract and Lease Termination Costs	Severance and Termination Benefits	Total
Balance, December 31, 2007	$214	$228	$488	$14	$—	$—	$944
Charges to income	—	—	117	—	428	396	941
Payments	(107)	(136)	(407)	—	(148)	(232)	(1,030)
Adjustments	15	14	(152)	—	—	—	(123)

Balance, June 30, 2008	$122	$106	$46	$14	$280	$164	$732

	2007 Plan	2008 Plans			Total
	Severance and Termination Benefits	Contract and Lease Termination Costs	Severance and Termination Benefits	Other Costs
Balance, January 1, 2009 (Predecessor)	$14	$127	$554	$21	$716
Charges to income	—	320	34	298	652
Payments	—	(336)	(451)	(238)	(1,025)
Adjustments	—	—	—	—	—

Balance, April 30, 2009 (Predecessor)	14	111	137	81	343
Charges to income	—	80	26	159	265
Payments	—	(94)	(53)	(185)	(332)
Adjustments	—	—	—	—	—

Balance, June 30, 2009 (Successor)	$14	$97	$110	$55	$276

14. Commitments and Contingencies

As discussed in Note 1 – “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the notes to these Condensed Consolidated Financial Statements, on December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 Cases were jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW). The Debtors emerged from Chapter 11 on May 29, 2009.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. The consolidated and amended complaint, filed June 17, 2004, generally alleges that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. Plaintiffs claim that defendants in these lawsuits violated Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek class action certification and an award of damages and litigation costs and expenses. Under the Company’s charter documents, an agreement with Crown and an underwriting agreement with Crown and the underwriters, Constar incurred certain indemnification and contribution obligations to the other defendants with respect to this lawsuit. On May 7, 2007, the Special Master issued a Report and Order granting plaintiffs’ motion for class certification. The Company filed objections to the Special Master’s Report and Order. On March 5, 2008, the Court entered an Order overruling the Company’s objections, adopting the Special Master’s Report and Order, and granting plaintiffs’ motion for class certification. On March 18, 2008, the Company filed a Rule 23(f) Petition with the United States Court of Appeals for the Third Circuit seeking leave to take an immediate appeal from the class certification ruling. On April 30, 2008, the Third Circuit entered an Order granting the Company’s Rule 23(f) Petition. The parties have briefed the appeal, and oral argument was held on July 13, 2009. At the Company’s request, the Special Master and the District Court have agreed to stay all further proceedings before the District Court pending the outcome of the appeal, with the exception of certain limited discovery. The Company believes the claims in the action are without merit and intends to defend against them vigorously In connection with the Company’s emergence from Chapter 11 and in accordance with the Plan, all such claims are to be subordinated pursuant to Section 510(b) of the Bankruptcy Code and treated as equity interests. The Plan further provides that all pre-petition equity interests in Constar will be extinguished, as will any claims relating to, or arising in connection with, such equity interests (or the purchase or sale of such interests), including all indemnification and contribution obligations referred to above. The Company intends to file papers with the District Court asking to be dismissed from the action based on the Plan. The Company does not expect any loss to result from this matter.

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

The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company is negotiating to reach an out of court settlement, but there can be no assurance that any such settlement will be reached. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.3 million. The Company intends to defend against this matter vigorously. The Company has established a reserve of $0.9 million at March 31, 2009, and December 31, 2008, in respect to this matter. These reserves are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of June 30, 2009 and December 31, 2008, of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

15. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	Successor	Predecessor
	June 30, 2009	December 31, 2008
Pension and post-retirement liabilities, net of tax	$—	$(49,066)
Cash flow hedge, net of tax	478	(8,512)
Foreign currency translation adjustments	(489)	7,261

Accumulated other comprehensive income (loss)	$(11)	$(50,317)

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three Months Ended June 30, 2008
Net income (loss)	$2,652	$114,908	$(5,017)
Foreign currency translation adjustments	(489)	(474)	(61)
Postretirement amortization	—	462	715
Revaluation of cash flow hedge, net of tax	478	743	3,824

Comprehensive income (loss)	$2,641	$115,639	$(539)

	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six Months Ended June 30, 2008
Net income (loss)	$2,652	$110,198	$(12,548)
Foreign currency translation adjustments	(489)	(1,134)	1,429
Postretirement amortization	—	1,919	1,433
Revaluation of cash flow hedge, net of tax	478	951	113

Comprehensive income (loss)	$2,641	$111,934	$(9,573)

16. Stockholder’s Equity

In connection with the Company’s reorganization and emergence from bankruptcy, all existing shares of the Predecessor Company’s capital stock were canceled. In addition, in the same connection, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated (except for purposes of allowing the noteholders to receive distributions under the Plan). The holders of the Class 4 Senior Subordinated Note Claims (as defined in the Plan) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes.

Pursuant to the Restated Certificate of Incorporation of the Company, 75 million shares of common stock in the Successor Company are authorized for issuance, par value $0.01 per share, of which 1.75 million shares were issued pursuant to the Plan. In addition, 194 shares were reserved for issuance under equity incentive plans. The allocation and grant terms will be set by the Compensation Committee of the Board of Directors. No awards were granted under the management incentive plan as of June 30, 2009.

17. Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock-based incentive compensation plans for employees of the Company and stock-based compensation plans for directors. On the Effective Date, the following incentive plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2007 Non-Employee Directors’ Equity Incentive Plan; (2) the 2007 Stock-Based Incentive Compensation Plan; (3) Constar International Inc. Non-Employee Directors’ Equity Incentive Plan; (4) Constar International Inc. 2002 Stock-Based Incentive Compensation Plan; (5) the Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan and (6) the Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan, which was replaced by the AIP on May 26, 2009. On the Effective Date, all outstanding equity awards under the above plans were cancelled in accordance with the terms of the Plan.

18. Earnings (Loss) Per Common Share

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

The Company’s potentially dilutive securities consist of potential common shares related to our restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the two months ended June 30, 2009. There were no potentially dilutive securities outstanding for the one month ended April 30, 2009, or the four months ended April 30, 2009, due to the cancellation of all outstanding awards pursuant to the Plan.

Diluted EPS excludes approximately 0.6 million shares of restricted stock for the three months and six months ended June 30, 2008, due to losses for those periods.

19. Pension and Other Postretirement Benefits

Pension Benefits

The components of net periodic pension cost were as follows:

(in thousands)	Successor			Predecessor			Predecessor
	Two Months Ended June 30, 2009			One Month Ended April 30, 2009			Three Months Ended June 30, 2008
	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$89	$94	$183	$52	$31	$83	$185	$177	$362
Interest cost	901	113	1,014	437	31	468	1,269	172	1,441
Expected return on plan assets	(757)	(104)	(861)	(376)	(30)	(406)	(1,558)	(228)	(1,786)
Amortization of net loss	—	—	—	396	23	419	485	57	542
Amortization of prior service cost	—	—	—	5	(2)	3	15	(10)	5

Total pension expense	$233	$103	$336	$514	$53	$567	$396	$168	$564

(in thousands)	Successor			Predecessor			Predecessor
	Two Months Ended June 30, 2009			Four Months Ended April 30, 2009			Six Months Ended June 30, 2008
	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$89	$94	$183	$207	$168	$375	$370	$356	$726
Interest cost	901	113	1,014	1,752	171	1,923	2,538	346	2,884
Expected return on plan assets	(757)	(104)	(861)	(1,504)	(168)	(1,672)	(3,116)	(458)	(3,574)
Amortization of net loss	—	—	—	1,585	106	1,691	970	115	1,085
Amortization of prior service cost	—	—	—	18	(12)	6	31	(20)	11

Total pension expense	$233	$103	$336	$2,058	$265	$2,323	$793	$339	$1,132

In accordance with the adoption of fresh-start accounting, the Company remeasured its pension liabilities as of April 30, 2009, resulting in a net reorganization gain of $7,250. In addition, pursuant to the Plan, the Supplemental Executive Retirement Plan was terminated. In connection with such termination, four executives received lump sum payments in an aggregate total of $318.

Weighted-average assumptions used in determining the pension benefit obligations at April 30, 2009, and December 31, 2008, were as follows:

	2009	2008
U.S.
Discount rate	7.25%	6.40%
Rate of compensation increase	3.00%	3.00%

U.K.
Discount rate	6.50%	6.00%
Rate of compensation increase	4.00%	4.00%

Holland
Discount rate	4.00%	4.00%
Rate of compensation increase	3.50%	3.50%

The Company estimates that its expected total contributions to its pension plans for 2009 will be approximately $3.7 million of which $1.7 million was paid during the six months ended June 30, 2009.

Other Postretirement Benefits

The components of other postretirement benefits expense were as follows:

	Successor	Predecessor	Predecessor
(in thousands)	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three Months Ended June 30, 2008
Interest cost	$58	$27	$91
Amortization of net loss	—	65	244
Amortization of prior service cost	—	(25)	(77)

Total other postretirement benefits expense	$58	$67	$258

	Successor	Predecessor	Predecessor
(in thousands)	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six Months Ended June 30, 2008
Interest cost	$58	$109	$183
Amortization of net loss	—	261	489
Amortization of prior service cost	—	(102)	(153)

Total other postretirement benefits expense	$58	$268	$519

In accordance with the adoption of fresh-start accounting, the Company remeasured its postretirement liabilities as of April 30, 2009, resulting in a net reorganization gain of $224.

The health care accumulated postretirement benefit obligation at April 30, 2009 was determined using a health care cost trend rate of 12.0%, decreasing to 6.5% in 2020. The health care accumulated postretirement benefit obligation at December 31, 2008 was determined using a health care cost trend rate of 12.0%, decreasing to 6.5% in 2019. The discount rate was 7.00% and 6.65% for April 30, 2009 and December 31, 2008, respectively.

20. Income Taxes

The Company recorded a provision for income tax expense of $37.0 million for the six months ended June 30, 2009 (a provision of $37.8 million for the four months of the Predecessor ended April 30, 2009 and a benefit of $0.8 million for the two months of the Successor ended June 30, 2009). Substantially all of the expense is the result of fresh start adjustments. The Company has a net deferred tax liability at June 30, 2009 of $37.2 million principally in relation to the excess of the basis of its assets pursuant to fresh start accounting over their historic tax bases.

The Successor Company’s effective tax rate for the two months ended June 30, 2009 is a negative 42.2%. The income tax benefit is primarily attributable to the realization of net operating loss carryforwards in a foreign jurisdiction due to current period income.

The gain realized by the Company upon the cancellation of indebtedness in the bankruptcy proceeding should be excluded from federal and state income taxation. However, the Company expects to reduce certain tax attributes such as its NOL carryovers in order to avail itself of that exclusion.

Total unrecognized income tax benefits as of June 30, 2009 and December 31, 2008, were $0.7 million and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 as events require. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

21. Derivative Financial Instruments

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

As of June 30, 2009, the administrative agent for the Exit Facility required the Company to fully collateralize the swap liability with cash in the amount of $9.3 million. This cash collateral is presented as restricted cash on the condensed consolidating balance sheet as of June 30, 2009.

The fair value of derivative contracts is summarized in the following table:

(in thousands)	Derivative Liabilities
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value
		June 30, 2009	December 31, 2008

Interest rate swap	Other liabilities	$6,827	$8,512

The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

	Successor
	Two Months Ended June 30, 2009
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
(in thousands) Derivatives in Statement 133 cash flow hedging relationships

Interest rate swap	$478	Interest expense	$602

	Predecessor
	One Month Ended April 30, 2009
(in thousands) Derivatives in Statement 133 cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate swap	$743	Interest expense	$274

	Predecessor
	Four Months Ended April 30, 2009
(in thousands) Derivatives in Statement 133 cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate swap	$951	Interest expense	$974

The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $4,379.

22. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Liabilities
Interest rate swap	$—	$6,827	$—	$6,827

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt is based on quoted market prices. The carrying value and fair value of the Company’s Secured Notes as of June 30, 2009 and 2008 was $157,578 and $170,786, respectively.

23. Other Income (Expense)

Other income (expense) consisted of the following:

(in thousands)	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three months Ended June 30, 2008
Foreign exchange gains (losses)	$3,346	$1,206	$(302)
Royalty income	109	365	489
Royalty expense	(55)	(154)	(200)
Interest income	8	(10)	20
Other expense	—	(25)	(5)

Other income (expense), net	$3,408	$1,382	$2

(in thousands)	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Months Ended April 30, 2009	Six months Ended June 30, 2008
Foreign exchange gains (losses)	$3,346	$1,321	$(1,141)
Royalty income	109	418	916
Royalty expense	(55)	(185)	(411)
Interest income	8	12	94
Other expense	—	(23)	(25)

Other income (expense), net	$3,408	$1,543	$(567)

24. Supplemental Sales Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net sales by country were as follows:

(in thousands)	Successor	Predecessor
	Two Months Ended June 30, 2009	One Month Ended April 30, 2009	Three months Ended June 30, 2008
United States	$95,253	$46,783	$190,331
United Kingdom	23,279	9,886	46,135
Other	2,674	1,062	7,803

	$121,206	$57,731	$244,269

(in thousands)	Successor	Predecessor
	Two Months Ended June 30, 2009	Four Month Ended April 30, 2009	Six months Ended June 30, 2008
United States	95,253	180,086	360,086
United Kingdom	23,279	33,733	81,231
Other	2,674	3,362	16,330

	$121,206	$217,181	$457,647

25. Condensed Consolidating Financial Information

Each of the Company’s domestic and United Kingdom restricted subsidiaries guarantees the Secured Notes, on a senior secured basis. Prior to the cancellation of the Senior Subordinated Notes pursuant to the Plan, the Company’s domestic and United Kingdom restricted subsidiaries also guaranteed the Subordinated Notes, on an unsecured senior subordinated basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Secured Notes by each of our domestic and United Kingdom restricted subsidiaries. In connection with the 2005 issuance of the Secured Notes, the Company’s United Kingdom subsidiary became a guarantor of the Subordinated Notes on an unsecured senior subordinated basis along with the Company’s domestic subsidiaries. These statements differ from our historical audited and unaudited interim financial statements for periods prior to the effectiveness of such additional guarantee because they reflect the additional guarantee. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10.

Condensed Consolidating Balance Sheet

June 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,173	$553	$—	$2,726
Intercompany receivables	—	246,207	9,730	(255,937)	—
Accounts receivable, net	—	50,271	2,977	—	53,248
Inventories, net	—	56,048	4,687	(57)	60,678
Prepaid expenses and other current assets	274	6,646	444	—	7,364
Deferred income taxes	—	72	10	—	82
Current assets of discontinued operations	—	—	330	—	330

Total current assets	274	361,417	18,731	(255,994)	124,428

Property, plant and equipment, net	—	165,288	9,791		175,079
Goodwill and intangible assets	—	153,465	—	—	153,465
Investment in subsidiaries	497,792	20,487	—	(518,279)	—
Restricted cash	—	11,812	—	—	11,812
Other assets	97	1,032	300	—	1,429

Total assets	$498,163	$713,501	$28,822	$(774,273)	$466,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$7,953	$110,350	$4,141	$—	$122,444
Intercompany payable	221,678	33,135	1,181	(255,994)	—
Current liabilities of discontinued operations	—	—	146	—	146

Total current liabilities	229,631	143,485	5,468	(255,994)	122,590

Long-term debt	157,578	—	—	—	157,578
Pension and postretirement liabilities	—	29,428	947	—	30,375
Deferred income taxes	—	36,255	1,057	—	37,312
Other liabilities	6,829	6,541	—	—	13,370
Non-current liabilities of discontinued operations	—	—	863	—	863

Total liabilities	394,038	215,709	8,335	(255,994)	362,088

Commitments and contingencies

Stockholders’ equity (deficit)	104,125	497,792	20,487	(518,279)	104,125

Total liabilities and stockholders’ equity (deficit)	$498,163	$713,501	$28,822	$(774,273)	$466,213

Condensed Consolidating Balance Sheet

December 31, 2008

(In thousands)

(Unaudited)

	Predecessor
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

Commitments and contingencies

Stockholders’ equity (deficit)	(161,102)	463,610	16,528	(480,138)	(161,102)

Total liabilities and stockholders’ equity (deficit)	$468,302	$630,866	$20,738	$(701,690)	$418,216

Condensed Consolidating Statement of Income

For the two months ended June 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$118,532	$2,674	$—	$121,206
Cost of products sold, excluding depreciation	—	102,103	1,955	—	104,058
Depreciation and amortization	—	6,980	84	—	7,064

Gross profit	—	9,449	635	—	10,084

Selling and administrative expenses	—	3,001	138	—	3,139
Research and technology expenses	—	1,229	—	—	1,229
Provision for restructuring		265	—	—	265
Gain on disposal of assets	—	(3)	—	—	(3)

Total operating expenses	—	4,492	138	—	4,630

Operating income	—	4,957	497	—	5,454
Interest expense	(5,788)	(106)	106	—	(5,788)
Reorganization items, net	(1,157)	(10)		—	(1,167)
Other income (expense), net	—	3,357	51	—	3,408

Income (loss) from continuing operations before income taxes	(6,945)	8,198	654	—	1,907
(Provision for) benefit from income taxes	—	1,030	(225)	—	805

Income (loss) from continuing operations	(6,945)	9,228	429	—	2,712
Equity earnings	9,597	369		(9,966)	—
Loss from discontinued operations, net of taxes	—	—	(60)	—	(60)

Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652

Condensed Consolidating Statement of Income

For the one month ended April 30, 2009

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$56,668	$1,063	$—	$57,731
Cost of products sold, excluding depreciation	—	46,765	851	—	47,616
Depreciation and amortization	—	2,448	29	—	2,477

Gross profit	—	7,455	183	—	7,638

Selling and administrative expenses	—	1,784	48	—	1,832
Research and technology expenses	—	832	—	—	832
Provision for restructuring		133	—	—	133
Gain on disposal of assets	—	(76)	—	—	(76)

Total operating expenses	—	2,673	48	—	2,721

Operating income	—	4,782	135	—	4,917
Interest expense	(1,747)	424	53	—	(1,270)
Reorganization items, net	81,408	61,679	4,636	—	147,723
Other income (expense), net	—	1,382	—	—	1,382

Income from continuing operations before income taxes	79,661	68,267	4,824	—	152,752
Provision for income taxes	—	(36,951)	(874)	—	(37,825)

Income from continuing operations	79,661	31,316	3,950	—	114,927
Equity earnings	35,247	3,931		(39,178)	—
Loss from discontinued operations, net of taxes	—	—	(19)	—	(19)

Net income (loss)	$114,908	$35,247	$3,931	$(39,178)	$114,908

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$236,466	$7,803	$—	$244,269
Cost of products sold, excluding depreciation	—	216,186	7,307	—	223,493
Depreciation	—	8,414	208	—	8,622

Gross profit	—	11,866	288	—	12,154

Selling and administrative expenses	—	4,672	155	—	4,827
Research and technology expenses	—	2,309	—	—	2,309
Provision for restructuring		725			725
Gain on disposal of assets	—	(38)	—	—	(38)

Total operating expenses	—	7,668	155	—	7,823

Operating income	—	4,198	133	—	4,331
Interest expense	(9,283)	(376)	158	—	(9,501)
Other income (expense), net	—	(98)	100	—	2

Income (loss) from continuing operations before income taxes	(9,283)	3,724	391	—	(5,168)
(Provision for) benefit from income taxes	—	(2)	120	—	118

Income (loss) from continuing operations	(9,283)	3,722	511	—	(5,050)
Equity earnings	4,266	544	—	(4,810)	—
Income from discontinued operations, net of taxes	—	—	33	—	33

Net income (loss)	$(5,017)	$4,266	$544	$(4,810)	$(5,017)

Condensed Consolidating Statement of Income

For the two months ended June 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$118,532	$2,674	$—	$121,206
Cost of products sold, excluding depreciation	—	102,103	1,955	—	104,058
Depreciation and amortization	—	6,980	84	—	7,064

Gross profit	—	9,449	635	—	10,084

Selling and administrative expenses	—	3,001	138	—	3,139
Research and technology expenses	—	1,229	—	—	1,229
Provision for restructuring		265	—	—	265
Gain on disposal of assets	—	(3)	—	—	(3)

Total operating expenses	—	4,492	138	—	4,630

Operating income	—	4,957	497	—	5,454
Interest expense	(5,788)	(106)	106	—	(5,788)
Reorganization items, net	(1,157)	(10)		—	(1,167)
Other income (expense), net	—	3,357	51	—	3,408

Income (loss) from continuing operations before income taxes	(6,945)	8,198	654	—	1,907
(Provision for) benefit from income taxes	—	1,030	(225)	—	805

Income (loss) from continuing operations	(6,945)	9,228	429	—	2,712
Equity earnings	9,597	369		(9,966)	—
Loss from discontinued operations, net of taxes	—	—	(60)	—	(60)

Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652

Condensed Consolidating Statement of Income

For the four months ended April 30, 2009

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$213,819	$3,362	$—	$217,181
Cost of products sold, excluding depreciation	—	185,975	3,562	—	189,537
Depreciation and amortization	—	9,507	226	—	9,733

Gross profit	—	18,337	(426)	—	17,911

Selling and administrative expenses	—	6,802	203	—	7,005
Research and technology expenses	—	2,698	—	—	2,698
Provision for restructuring		648	—	—	648
Gain on disposal of assets	—	(396)	—	—	(396)

Total operating expenses	—	9,752	203	—	9,955

Operating income (loss)	—	8,585	(629)	—	7,956
Interest expense	(5,566)	(204)	204	—	(5,566)
Reorganization items, net	77,853	61,679	4,636	—	144,168
Other income (expense), net	—	1,546	(3)	—	1,543

Income from continuing operations before income taxes	72,287	71,606	4,208	—	148,101
Provision for income taxes	—	(36,944)	(863)	—	(37,807)

Income from continuing operations	72,287	34,662	3,345	—	110,294
Equity earnings	37,911	3,249		(41,160)	—
Loss from discontinued operations, net of taxes	—	—	(96)	—	(96)

Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Net sales	$—	$441,317	$16,330	$—	$457,647
Cost of products sold, excluding depreciation	—	403,130	14,572	—	417,702
Depreciation	—	15,432	384	—	15,816

Gross profit	—	22,755	1,374	—	24,129

Selling and administrative expenses	—	11,295	293	—	11,588
Research and technology expenses	—	4,355	—	—	4,355
Provision for restructuring		806	—	—	806
Gain on disposal of assets	—	(38)	—	—	(38)

Total operating expenses	—	16,418	293	—	16,711

Operating income	—	6,337	1,081	—	7,418
Interest expense	(18,963)	(697)	283	—	(19,377)
Other income (expense), net	—	(621)	54	—	(567)

Income (loss) from continuing operations before income taxes	(18,963)	5,019	1,418	—	(12,526)
(Provision for) benefit from income taxes	—	(86)	118	—	32

Income (loss) from continuing operations	(18,963)	4,933	1,536	—	(12,494)
Equity earnings	6,415	1,482	—	(7,897)	—
Loss from discontinued operations, net of taxes	—	—	(54)	—	(54)

Net income (loss)	$(12,548)	$6,415	$1,482	$(7,897)	$(12,548)

Condensed Consolidating Statement of Cash Flows

For the two months ended June 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,558	6,743	122	—	10,423
Stock-based compensation		—	—	—	—
Gain on disposal of assets	—	(3)	—	—	(3)
Reorganization items	(404)		—	—	(404)
Fresh Start accounting adjustment	—	—	—	—	—
Equity earnings	(9,597)	(369)		9,966	—
Changes in operating assets and liabilities	(1,791)	1,383	(1,258)	—	(1,666)

Net cash provided by (used in) operating activities	(5,582)	17,351	(767)	—	11,002

Cash flows from investing activities:
Restricted Cash	—	(2,485)	—	—	(2,485)
Purchases of property, plant and equipment	—	(2,277)	(376)	—	(2,653)
Proceeds from the sale of property, plant and equipment	—	—	—	—	—

Net cash used in investing activities	—	(4,762)	(376)	—	(5,138)

Cash flows from financing activities:
Costs associated with exit facility	(101)				(101)
Proceeds from Revolver loan	125,000	—	—	—	125,000
Repayment of Revolver loan	(130,000)	—	—	—	(130,000)
Net change in intercompany loans	10,683	(11,785)	1,102	—	—

Net cash provided by (used in) financing activities	5,582	(11,785)	1,102	—	(5,101)

Effect of exchange rate changes on cash and cash equivalents	—	52	27	—	79

Net increase (decrease) in cash and cash equivalents	—	856	(14)	—	842
Cash and cash equivalents at beginning of period	—	1,317	567	—	1,884

Cash and cash equivalents at end of period	$—	$2,173	$553	$—	$2,726

Condensed Consolidating Statement of Cash Flows

For the four months ended April 30, 2009

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317	9,514	229	—	10,060
Stock-based compensation	—	591	—	—	591
Gain on disposal of assets	—	(396)	—	—	(396)
Reorganization items	(79,299)	—	—	—	(79,299)
Fresh Start accounting adjustment	2,654	(66,127)	(4,636)	—	(68,109)
Equity earnings	(37,911)	(3,249)		41,160	—
Changes in operating assets and liabilities	(46)	42,547	1,955	—	44,456

Net cash provided by (used in) operating activities	(4,087)	20,791	797	—	17,501

Cash flows from investing activities:
Restricted Cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(5,557)	(166)	—	(5,723)
Proceeds from the sale of property, plant and equipment	—	149	—	—	149

Net cash used in investing activities	—	(14,735)	(166)	—	(14,901)

Cash flows from financing activities:
Proceeds from Revolver loan	212,723	—	—	—	212,723
Repayment of Revolver loan	(227,723)	—	—	—	(227,723)
Net change in intercompany loans	19,087	(18,680)	(407)	—	—
Costs associated with debt refinancing	—	—	—	—	—

Net cash provided by (used in) financing activities	4,087	(18,680)	(407)	—	(15,000)

Effect of exchange rate changes on cash and cash equivalents	—	8	(16)	—	(8)

Net increase (decrease) in cash and cash equivalents	—	(12,616)	208	—	(12,408)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,317	$567	$—	$1,884

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non-Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(12,548)	$6,415	$1,482	$(7,897)	$(12,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		16,502	368	—	16,870
Stock-based compensation		472		—	472
Gain on disposal of assets		(38)			(38)
Reclassification gain of foreign currency translation adjustments	—	—	—	—	—
Equity earnings	(6,415)	(1,482)		7,897	—
Changes in operating assets and liabilities	(1,624)	(9,665)	(2,761)	—	(14,050)

Net cash provided by (used in) operating activities	(20,587)	12,204	(911)	—	(9,294)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14,659)	(130)	—	(14,789)
Proceeds from the sale of property, plant and equipment	—	38	—	—	38

Net cash used in investing activities	—	(14,621)	(130)	—	(14,751)

Cash flows from financing activities:
Proceeds from Revolver loan	400,482	—	—	—	400,482
Repayment of Revolver loan	(377,163)		—	—	(377,163)
Net change in intercompany loans	(2,732)	1,689	1,043	—	—
Costs associated with debt refinancing	—	—	—	—	—

Net cash provided by (used in) financing activities	20,587	1,689	1,043	—	23,319

Effect of exchange rate changes on cash and cash equivalents	—	8	67	—	75

Net increase (decrease) in cash and cash equivalents	—	(720)	69	—	(651)
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$2,574	$1,029	$—	$3,603

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of polyethylene terephthalate “PET” plastic containers for food and beverages. In addition, the Company produces plastic closures representing approximately 4% of sales for the first six months of 2009. Approximately 82% of the Company’s net revenues for the first six months of 2009 were generated in the United States, with the remainder attributable to the Company’s European operations. During the second quarter of 2009, Pepsi accounted for approximately 33% of the Company’s consolidated revenues and the Company’s top ten customers accounted for an aggregate of approximately 78% of the Company’s consolidated revenues. Approximately 68% of the Company’s sales in the first six months of 2009 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water. Approximately 28% of the Company’s sales in the first six months of 2009 related to custom PET containers that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages.

Gross profit improved $3.9 million or 16.2% for the six months ended June 30, 2009 as compared to the same period last year. The increase in gross profit was primarily due to the benefit of the Company’s restructuring programs, price increases, an increase in custom volume of 11.9% (as described below) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and bottle volume declines, an increase in depreciation expense of $1 million and the $1.6 million impact due to a non-cash fresh-start accounting adjustment that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $1.5 million for the six months ended June 30, 2009 as compared to the same period in 2008. The impact of this change in employee benefits for the remainder of 2009 is expected to approximate the impact for the six months ended June 30, 2009. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur. Conventional volume declined as expected with the reduction of Pepsi volume agreed to in the renewed supply contract; a further shift to in-house blow molding of water containers; and the continued economic impact on the convenience and gas distribution channel which is the main distribution channel for our single serve beverage containers. The Company does not expect recovery in this distribution channel in the near term due to consumers seeking discounts in the take home channel during the current economic climate. For the six months ended June 30, 2009, conventional unit volume declined 15.8% prior to the reallocation of a custom product to conventional.

The Company expects that water bottlers will continue to shift towards manufacturing their own single serve water bottles. The Company believes that this trend is reaching the end of its cycle, with the majority of single serve water bottles now being produced in-house. Water bottle revenue is expected to represent approximately 6% of the Company’s 2009 consolidated revenue. The Company has also experienced certain CSD customers shifting to self manufacturing of bottles with the Company supplying the requisite preform requirements. The potential exists for additional movement toward selective self-manufacturing of CSD packages by large beverage companies. However, CSD self-manufacturing infrastructure costs are much higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company believes that the potential exists for a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space to add blow-molding equipment exist along with the availability of capital. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support their in-house blow-molding operations from merchant suppliers. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, increased pricing, and retaining the replacement preform volume at acceptable margins. As a result of the aforementioned trend, the Company’s volume and sales mix has shifted from bottles to preforms. For the six months ended June 30, 2009, preforms represented approximately 21% of conventional sales revenue as compared to 17% during the same period last year.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. On average, the margins in the custom segment are higher than the conventional segment. In addition, proprietary technology and product differentiation provide higher margins than custom products produced from commonly available technology. The Company’s strategy is to increase its presence in this higher profit and growth segment of the market. For custom products that require oxygen barrier technology, the Company believes its portfolio of oxygen scavenging technologies (Oxbar ®, MonOxbar ®, and DiamondClear ®) are the best performing oxygen barrier technologies in the market today. The key Oxbar patents have expired. The Company believes that DiamondClear containers provide superior clarity to

MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. On July 22, 2009, the Company completed an additional Food and Drug Administration Food Contact Notification for DiamondClear that expands the potential applications of DiamondClear. The Company believes that there are significant growth opportunities for the conversion of glass and metal containers to PET containers for small sized bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 28% of the Company’s sales in the first six months of 2009 related to custom PET containers. Custom unit volume decreased 5.1% in the second quarter of 2009 as compared to the second quarter of 2008. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Excluding this change custom unit volume increased 11.9% for the second quarter of 2009 as compared to the second quarter of 2008. The Company was informed by one of its custom customers, accounting for approximately 5.6% of consolidated sales for the six months ended June 30, 2009, that it will not renew its contract which expires on December 1, 2009. This contract was for preforms used for aseptically filled juice bottles, and this contract generated significantly lower gross profit than the average of the Company’s remaining custom volume.

In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. However, in 2009, the Company currently expects to achieve net positive impact of price increases of between $1.0 million and $2.0 million as compared to 2008.

The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 25-30% of our customer contracts may be scheduled to expire. Customers often put such contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business.

The Company believes that it will continue to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. The Company will negotiate aggressively and seek to minimize the impact of customer consolidation. Another source of pricing pressure may come as a result of water and CSD customers moving towards self-manufacturing of bottles which will result in increasing available industry capacity. In addition, contractual provisions may permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match. The Company is continuing to seek to remove, or lessen the impact of, these provisions in all new contracts and contract renewals.

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

Chapter 11 Proceedings

Constar emerged from Chapter 11 on May 29, 2009. See Note 1 – “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the accompanying Condensed Consolidated Financial Statements for additional information.

Basis of Presentation

As of May 1, 2009, the Company adopted fresh-start accounting in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes.

Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4—“Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further details.

For discussions on the results of operations, the Company has combined the results of operations for the two and four months ended April 30, 2009 with the results of operations for the two months ended June 30, 2009. The combined periods have been compared to the three and six months ended June 30, 2008. The Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 6 – “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Sales

PET containers can be sold either as finished bottles or as preforms. Preforms are test tube-shaped intermediate products in the bottle manufacturing process and are purchased by customers or other PET container manufacturers that operate equipment to convert preforms into bottles. Unit selling prices for preforms are lower than unit selling prices for corresponding finished bottles because of their lower added value. Historically, in the United States, the Company’s customers typically purchased bottles while its European customers purchased preforms. Given the recent trend in the United States towards self manufacturing of CSD and water bottles, preform purchases have increased and preforms represented 25.7% of the conventional volume in the United States for the six month period ended June 30, 2009 as compared to 3.6% for the same period last year.

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

(dollars in millions)	Three months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
United States	$141.8	$190.3	$(48.5)	(25.5)%
Europe	37.1	54.0	(16.9)	(31.3)%

Total	$178.9	$244.3	$(65.4)	(26.8)%

The decrease in U.S. net sales in the second quarter of 2009 as compared to the second quarter of 2008 was primarily driven by lower volumes, the negative impact of mix shift of increased preform volume and reduced bottle volume and the pass through of lower resin costs to customers. Total U.S. PET unit volume decreased 19.4% in 2009 over the second quarter of 2008. This decrease reflects a conventional unit volume decline of 24.3% and a custom unit volume decline of 5.1%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Excluding this change, custom unit volume increased 12.4% and conventional unit volume decreased by 30.1% in the second quarter of 2009 as compared to the second quarter of 2008.

The decrease in European net sales in the second quarter of 2009 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar and a 4.4% decrease in total unit volume. European PET volume increased 10.1% while closure volume decreased 16.9% in the second quarter of 2009 as compared to the same period last year.

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

Substantially all of the Company’s sales are made pursuant to mechanisms that allow the Company to pass through changes in resin prices to its customers. In addition, the Company has the ability to pass through changes in transportation and energy costs on the majority of its volume under contract.

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

(dollars in millions)	Three months ended June 30,		Increase (Decrease)
	2009	2008
United States	$14.5	$10.1	$4.4
Europe	3.2	2.1	1.1

Total	$17.7	$12.2	$5.5

Percent of net sales	9.9%	5.0%

The increase in gross profit in the second quarter of 2009 as compared to the second quarter of 2008 primarily reflects the benefit of the Company’s restructuring programs, price increases, an increase in custom unit volume of 5.1% (as described above) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and reduced bottle volume, an increase in depreciation expense of $0.9 million and the $1.6 million non-cash impact due to a fresh-start accounting adjustment that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $0.8 million for the three months ended June 30, 2009 as compared to 2008. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur.

Selling and Administrative Expenses

Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges.

Selling and administrative expenses increased $0.2 million, or 3%, to $5.0 million in the second quarter of 2009 from $4.8 million in the second quarter of 2008. Due to the Company’s restructuring programs payroll expense was reduced by $0.3 and legal and outside consulting costs were reduced by $0.9 which was offset by an increase in the current year bonus accrual of $0.9 million.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $2.1 million in the second quarter of 2009 and $2.3 million in the second quarter of 2008.

Provision for Restructuring

Restructuring charges were $0.4 million for the second quarter of 2009 compared to $0.7 million in the second quarter of 2008. The restructuring charges recorded in the second quarter of 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi cold-fill agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges in 2009 consist entirely of facility exit costs. See Note 13 – “Restructuring” in Notes to the accompanying Condensed Consolidated Financial Statements for additional information.

Interest Expense

Interest expense decreased $2.4 million to $7.1 million in the second quarter of 2009 from $9.5 million in the second quarter of 2008 primarily due to the conversion of the Company’s Senior Subordinated Notes of $175 million to common stock as part of the Company’s Plan which reduced interest expense by approximately $4.8 million. This was offset by the non-cash accretion of $3.3 million of the fair market value of the Company’s Senior Secured Floating Rate Notes to their face value at maturity and increased borrowing costs under the Company’s Exit Facility.

Reorganization Items, net

During the second quarter of 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company recorded a gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting adjustments in accordance with SOP 90-7 to reorganization items. See Note 4 – “Fresh Start Accounting” to the Condensed Consolidated Financial Statements for further discussion of reorganization items.

Other Income/(Expense), net

Other income and expense primarily includes gains and losses on foreign currency transactions including the impact of currency fluctuations on intra-company loan balances, royalty income and expense and interest income.

Other income was $4.8 million in the second quarter of 2009 compared to other income of $-0- in the second quarter of 2008. The income in the second quarter of 2009 primarily resulted from the positive impact of foreign currency on the translation of intra-company balances and royalty income.

Provision for Income Taxes

In the second quarter of 2009, the Company recorded a provision for income taxes related to continuing operations of $37.0 million compared to a benefit from income taxes of $0.1 million in the second quarter of 2008, primarily as a result of the adoption of fresh-start accounting. Income from continuing operations before taxes was $154.7 million in the second quarter of 2009 compared to losses of $5.2 million in the second quarter of 2008.

Total unrecognized tax benefits as of June 30, 2009 and December 31, 2008, were $0.9 million and $0.7 million, respectively, and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with Financial Accounting Standards Board Interpretation No.48 “Accounting for Uncertainties in Income Taxes”, if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Six Months Ended June 30, 2009 and 2008

Net Sales

(dollars in millions)	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
United States	$275.3	$360.0	$(84.7)	(23.5)%
Europe	63.1	97.6	(34.5)	(35.3)%

Total	$338.4	$457.6	$(119.2)	(26.0)%

The decrease in U.S. net sales for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily driven by lower volumes, the negative impact of mix shift of increased preform volume and bottle volume declines and the pass through of lower resin costs to customers. Total U.S. PET unit volume decreased 15.5% for the six months ended June 30, 2009 as compared to the same period in 2008. This decrease reflects a conventional unit volume decline of 20.9% and a custom unit volume decline of 8.5%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Excluding this change, custom unit volume increased 11.9% and conventional unit volume decreased by 25.2% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

The decrease in European net sales for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar and an 11.7% decrease in total unit volume. European PET volume decreased 1.9% and closure volume decreased 20.5% in the second quarter of 2009 as compared to the same period last year.

Gross Profit

(dollars in millions)	Six months ended June 30,		Increase (Decrease)
	2009	2008
United States	$24.7	$21.4	$3.3
Europe	3.3	2.7	0.6

Total	$28.0	$24.1	$3.9

Percent of net sales	8.3%	5.3%

The increase in gross profit for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily reflects the benefit of the Company’s restructuring programs, price increases, an increase in custom unit volume of 11.9% (as described above) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and bottle volume declines, an increase in depreciation expense of $1 million and the $1.6 million impact due to a non-cash fresh-start accounting adjustments that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $1.5 million for the six months ended June 30, 2009 as compared to the same period in 2008. The impact of this change in employee benefits for the remainder of 2009 is expected to approximate the impact for the six months ended June 30, 2009. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.4 million, or 12%, to $10.1 million for the six months ended June 30, 2009 from $11.5 million for the six months ended June 30, 2008. Due to the Company’s restructuring programs, payroll expense was reduced by $0.8 which was offset by an increase in the current year bonus accrual of $1.0 million. This decrease also reflects a $0.9 million decrease in benefits, travel, and facility expenses and a $0.5 million decrease in legal and other professional fees.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $3.9 million for the six months ended June 30, 2009 and $4.4 million for the six months ended June 30, 2008.

Provision for Restructuring

Restructuring charges were $0.9 million for the six months ended June 30, 2009 compared to $0.8 million for the six months ended June 30, 2008. The restructuring charges recorded for the six months ended June 30, 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi cold-fill agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges consist of $0.7 million of facility exit costs and $0.2 million of plant, property and equipment costs. See Note 13 “Restructuring” in the notes to the accompanying Condensed Consolidated Financial Statements for additional information

Interest Expense

Interest expense decreased $8.0 million to $11.4 million for the six months ended June 30, 2009 from $19.4 million for the six months ended June 30, 2008 primarily due to the conversion of the Company’s Senior Subordinated Notes of $175 million to common stock as part of the Company’s Plan which reduced interest expense by approximately $9.6 million. This was offset by the accretion of $3.3 million of the fair market value of the Company’s Senior Secured Floating Rate Notes to their face value at maturity and increased borrowing costs under the Company’s Exit Facility.

Reorganization Items, net

During the six months ended June 30, 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings In addition, the Company recorded the gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting adjustments in accordance with SOP 90-7 to reorganization items. See Note 4 “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further discussion of reorganization items.

Other Expense (Income), net

Other income, net was $4.9 million for the six months ended June 30, 2009 compared to other expense, net of $0.6 million for the six months ended June 30, 2008. The income for the six months ended June 30, 2009 primarily resulted from the positive impact of foreign currency on the translation of intra-company balances and royalty income.

Provision for Income Taxes

For the six months ended June 30, 2009, the Company recorded a provision for income taxes related to continuing operations of $37.0 million compared to a provision for income taxes of $-0- for the six months ended June 30, 2008, primarily due to the adoption of fresh-start accounting. Income from continuing operations before taxes was $150.0 million for the six months ended June 30, 2009 compared to losses of $12.6 million for the six months ended June 30, 2008.

Total unrecognized tax benefits as of June 30, 2009 and December 31, 2008, were $0.9 million and $0.7 million, respectively, and are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves in accordance with FIN 48 if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Liquidity and Capital Resources

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (the “DIP Credit Facility”) was converted into a $75 million exit facility (the “Exit Facility”) with substantially the same terms as the DIP Credit Facility. Also in connection with the consummation of the Plan, the Company and its lenders entered into Amendment No. 2 to the Credit Agreement, primarily for the purposes of updating certain schedules to the DIP Credit Agreement and permitting the Company’s Dutch subsidiary, Constar International Holland (Plastics) B.V., which is neither a party to nor a guarantor of the Exit Facility, to enter into separate financing arrangements.

The Exit Facility’s scheduled expiration date is December 31, 2011. The Exit Facility provides for revolving borrowings of up to $75 million, with a sublimit of $15 million in the case of letters of credit and $15 million in the case of swing loans. The amount available under the facility is subject to a minimum Available Credit requirement of $5 million. Available Credit is generally defined as the excess of the lesser of $75 million or the borrowing base, in each case minus any availability reserve imposed by the administrative agent in its discretion, over the amount of loans and letter of credit obligations outstanding under the credit facility. The borrowing base is generally defined as described below. The effect of the Available Credit requirement is that no more than $70 million is available to the Company under the credit facility. The amount available under the Exit Facility is also subject to a minimum Collateral Availability requirement of $15 million. Collateral Availability is generally defined as the excess of the borrowing base over the amount of loans and letter of credit obligations outstanding under the credit facility. The effect of the Collateral Availability requirement is that the borrowing base must be at least $85 million in order for the Company to access all $70 million otherwise available under the credit facility.

Borrowings under the Exit Facility are limited to a borrowing base comprised of the sum of (i) up to 85% of the Company’s and its domestic subsidiaries’ Eligible Trade Receivables, (ii) up to 80% of the U.S. dollar value of Eligible Trade Receivables of Constar International U.K. Limited, (iii) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 85% of the Orderly Liquidation Percentage for such category of Eligible Inventory of the Company and its domestic subsidiaries and (B) up to 75% of the value of such category of Eligible Inventory of the Company and its domestic subsidiaries (in each case valued at the lower of cost and market on a first-in, first-out basis), and (iv) the lesser of the sum of, for each category of Eligible Inventory, (A) up to 80% of the U.S. dollar value of the Orderly Liquidation Percentage for such category of Eligible Inventory of Constar International U.K. Limited and (B) up to 70% of the U.S. dollar value of such category of Eligible Inventory of Constar International U.K. Limited (in each case valued at the lower of cost and market on a first-in, first-out basis); less any applicable reserves then in effect. The portion of the borrowing base attributable to classes (ii) and (iv) shall not exceed $25 million. In addition, under the Exit Facility the administrative agent may impose discretionary reserves against the entire facility.

The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the Exit Facility. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating Base Rate of not less than 4% plus a margin ranging from 2.75% to 3.25%, or (ii) a fluctuating Eurodollar Base Rate of not less than 3% plus a margin ranging from 3.75% to 4.25%. Letters of credit carry an issuance fee of 0.25% per annum of the undrawn face amount and a fee accruing at a rate per annum ranging from 3.75% to 4.25%.

The Exit Facility contains certain financial covenants. The Company must maintain minimum Available Credit of $5 million and minimum Collateral Availability of $15 million. Capital Expenditures may not exceed $24 million in 2009, $28 million in 2010 and $22 million in 2011; provided, however, that to the extent that actual Capital Expenditures for the Fiscal Year ended December 31, 2009 or any Fiscal Year thereafter shall be less than the maximum amount set forth above for such Fiscal Year (without giving effect to any carryover permitted by this proviso), 75% of the difference between said stated maximum amount and the amount of actual Capital Expenditures shall, in addition, be available for Capital Expenditures in the next succeeding Fiscal Year. If Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, the Company must maintain Consolidated EBITDA (as defined under the Exit Facility and summarized below) of not less than $40 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. If Collateral Availability falls below $30 million for three consecutive business days and minimum Credit Agreement Consolidated EBITDA is not maintained, a default under the Credit Agreement would occur and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indenture of the Senior Secured Floating Rate Notes. The Exit Facility contains other customary covenants and events of default. We believe that these covenants are material terms of our Exit Facility and that information about our Credit Agreement Consolidated EBITDA is material to an investor’s understanding of our financial condition. As of June 30, 2009, the Company was in compliance with these covenants.

Credit Agreement Consolidated EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude extraordinary items, non-recurring transaction expenses related to Chapter 11, certain restructuring items, all other non-cash gains or losses and all other non-cash items, including foreign currency adjustments, additions to certain reserves, impairment charges, accounting changes, financing costs, stock grants, required in calculating covenant compliance under the Exit Facility, as shown in the table below. Credit Agreement Consolidated EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this quarterly report on Form 10-Q is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Credit Agreement. Because not all companies use identical calculations, these presentations of Credit Agreement Consolidated EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to Credit Agreement Consolidated EBITDA is as follows:

Reconciliation of net income to EBITDA

	Four Quarters Ended June 30, 2009
	(in thousands	)
Net Income	$67,563
Interest expense	30,633
Income taxes	36,587
Depreciation and amortization	33,792

EBITDA	$168,575

Reconciliation of EBITDA to Credit Agreement Consolidated EBITDA

Four Quarters Ended June 30, 2009
(in thousands )
EBITDA	$168,575
Cash restructuring charges	2,838
Cash reorganization costs	15,000
Gain from discharge of debt	(84,745)
Gain from fresh-start accounting adjustments	(68,109)
Other non-cash charges (i)	12,960

Credit Agreement Consolidated EBITDA	$46,520

(i)	Includes foreign currency translation gains, non-cash charges

Collateral under the Exit Facility is composed of all of the stock of the Company’s domestic and United Kingdom subsidiaries, and 65% of the stock of the Company’s Dutch subsidiary, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.

In addition to the Exit Facility, the Company’s debt structure also consists of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”). The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly. Pursuant to an interest rate swap executed in May 2005 with Citigroup Financial Products Inc., $100.0 million face amount of the

Secured Notes have an effective interest rate of 7.9%. In connection with the Company’s reorganization and emergence from bankruptcy, on the Effective Date, all of the Company’s Senior Subordinated 11% Notes Due 2012 (“Subordinated Notes”) were canceled and the related indenture was terminated. Pursuant to the Plan the holders of Class 4 Senior Subordinated Note Claims (as defined in the Plan) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes.

At June 30, 2009, there was $220.0 million (face value) outstanding on the Secured Notes, zero outstanding on the Exit Facility, and $6.1 million of letters of credit issued under the Exit Facility.

The Company funds its operations primarily with cash flows from operations and borrowings under its Exit Facility. Liquidity, defined as cash and availability under the Exit Facility, is a key measure of the Company’s ability to finance its operations. Liquidity at June 30, 2009 was $54.1 million as compared to $15.3 million at December 31, 2008. The increase in liquidity at June 30, 2009 as compared to December 31, 2008 is due to an increase in the borrowing base of approximately $17.4 million primarily due to higher levels of working capital and a decrease in borrowings at the end of the period of approximately $20.0 million. As a result of the conversion of the $175 million of Subordinated Notes to common stock, the Company’s future cash interest costs will be reduced by $19.3 million annually.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the other factors mentioned below. During the six months ended June 30, 2009, the Company’s total PET volume declined 14.3% as compared to the six months ended June 30, 2008, principally due to reduced volume for Pepsi under the new cold-fill agreement, the continued movement of water bottlers and certain CSD volume to self-manufacturing, and consumers shifting their preferences from CSD to alternative beverages, offset in part by increased custom sales. The general negative macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have an adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Following its emergence from Chapter 11, the Company’s U.S. operations achieved improved credit terms with many of its suppliers. However, these improvements were offset by less favorable credit terms with certain of its European suppliers. The Company has also been informed by certain of its utility suppliers that they will require increased deposits from the Company of approximately $1.0 million. The Company is currently seeking to reduce these deposit requirements.

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

As of June 30, 2009, liquidity was $54.1 million, including cash of $2.7 million. Availability under the Company’s Exit Facility was $51.4 million, there were no borrowings under the facility, and there were outstanding letters of credit of $6.1 million. This takes into account a $15 million reduction in eligible assets (referred to as minimum Collateral Availability) per the Exit Facility and excludes $9.3 million of cash collateral related to the interest rate swap between the Company and the administrative agent. The value of cash collateral is subject to change based on further changes in interest rates, and is also expected to decline as the Company approaches the expiration date of the swap in February 2012. The Company and the administrative agent have discussed a potential additional reserve related to eligible assets. On August 12, the administrative agent reduced the cash collateral by $2.2 million. Based on the Company’s most recent cash flow projections and operating and capital plans, assuming there is no change to the $7.1 million swap-based reserve, the low and high points of liquidity for the period August to December 31, 2009 are expected to be approximately $12 million and $29 million, respectively. Average liquidity, based upon the Company’s latest forecast, for the period August to December 2009 is expected to be approximately $19 million with the low point occurring in early September. If the administrative agent implements a reserve related to eligible assets, estimated 2009 liquidity at the high and low points could be reduced by an estimated average of $3 million from the period of August to December 2009. Based upon these projections, during the second half of 2009 Collateral Availability is expected to fall to the point at which the Company would be required to meet the Exit Facility’s Credit Agreement EBITDA covenant. The Company expects to be in compliance with the minimum Credit Agreement EBITDA covenant during this period. These projections do not include the results of actions that the Company is reviewing that may improve liquidity, but there can be no assurance that these measures will be successful. In addition, actual liquidity could be higher or lower depending upon a number of factors, including, among others, the Company’s actual operating and working capital performance and capital expenditures, the seasonality of the Company’s sales, the impact of changes in the price of resin, credit terms with suppliers, the change in the value of the U.S. dollar as compared to the British pound and the limitations on the borrowing base noted above. These factors could impact the Company’s ability to meet the minimum Credit Agreement EBITDA covenant.

The credit markets have been volatile and are experiencing a shortage in overall liquidity. The Company has assessed the potential impact on various aspects of its operations, including, but not limited to, the continued availability and general creditworthiness of its debt and financial instrument counterparties, the impact of market developments on customers and insurers, and the general recoverability and realizability of certain financial instruments, including investments held under its defined benefit pension plans. The Company’s Exit Facility is provided by Citicorp USA Inc. and Wells Fargo Foothill, LLC and the continued availability of the facility is in part dependent on their ability to honor the commitment, which the Company is unable to assess at this time. However, there can be no assurance that the Company’s business, liquidity, financial condition or results of operations will not be materially and adversely impacted in the future as a result of the existing or future credit market conditions, or as a result of the factors described above.

Cash Flows

The following table presents selected cash flow data.

	Six months ended June 30,		Increase (Decrease)
(dollars in millions)	2009	2008
Net cash provided by operating activities	$28.5	$(9.3)	$35.3

Net cash used in investing activities	$(20.0)	$(14.8)	$2.8

Net cash used in financing activities	$(20.1)	$23.3	$43.4

Net cash provided by operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, increased primarily due to an improvement in earnings and improvements in working capital. Days sales in accounts receivable decreased to approximately 27.1 days at June 30, 2009 from 33.4 days at June 30, 2008. Inventory days increased to approximately 34.3 days at June 30, 2009 from 32.2 days at June 30, 2008. Days payable in accounts payable and accrued liabilities increased to 63.5 days at June 30, 2009 compared to 56.7 days at June 30, 2008, due to the timing of disbursements at quarter end. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and during the period. On July 1, 2009, the Company made a payment of approximately $7.9 million to a vendor in the normal course of business.

The increase in net cash used in investing activities was due to the $9.3 million of cash the Company paid to collateralize its interest rate swap offset by a decrease in capital spending. Capital expenditures primarily related to custom projects.

Net cash used by financing activities for the six months ended June 30, 2009 was primarily comprised of net repayments of $20.0 million on the DIP Credit Facility and Exit Facility. Net cash provided by financing activities for the six months ended June 30, 2008 was primarily comprised of net repayments of $23.3 million on the Revolver Loan.

Commitments and Contingent Liabilities

Information regarding the Company’s contingent liabilities appears in Note 14 – “Commitments and Contingencies” in the notes to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Capital Expenditures

Based on information currently available, we estimate 2009 capital spending to be approximately $17 million compared to 2008 capital spending of $31.1 million. The Company’s ability to make capital expenditures is limited by the financial covenants contained in its Exit Facility. These financial covenants impose maximum capital expenditures per annum of $24 million in 2009, $28 million in 2010 and $22 million in 2011. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods beginning with 2009.

Pension Funding

Under current funding rules, we estimate that the funding requirements under our pension plans for 2009 and 2010 will be approximately $3.7 million and $8.3 million, respectively. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the six months ended June 30, 2009, the Company made pension plan contributions of $1.9 million.

Stockholders’ Equity

Stockholders’ equity increased to $104.1 million at June 30, 2009 from a deficit of $161.1 million at December 31, 2008 due to the impact of the Company’s Plan and the adoption of fresh-start accounting in accordance with SOP 90-7.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. For a discussion of the Company’s critical accounting policies, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed on March 31, 2009. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2009.

The Company completed its interim impairment assessment as of June 30, 2009 and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable packaging companies, the lack of an increase in the Company’s market price consistent with its peer companies, or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of impairments of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, SFAS 141R expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of SFAS No. 141R on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the adoption of SFAS 141R. The application of SFAS 141R as a result of applying the fresh-start accounting provisions of SOP 90-7 upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 – “Fresh Start Accounting” to the notes to these Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this standard did not result in a change in current accounting practice.

In April 2009, three FASB Staff Positions (“FSPs”) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments”; and FSP FAS 107-1, “Interim Disclosure about Fair Value of Financial Instruments.” These standards are effective for interim or annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This Statement establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Company is required to adopt this standard in the third quarter of 2009.

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

As of June 30, 2009, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 14 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

The following risk factors from the Company’s Annual Report on Form 10-K are deleted: “Based on the current terms of our proposed Plan, we expect our outstanding common stock will be extinguished.”; “There can be no assurance that our proposed Plan will be approved and we will continue as a going concern.”; “Our credit facility will expire in the third quarter of 2009 unless it is converted into an exit facility.”; “Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will confirm a Plan and successfully emerge from bankruptcy.”; and “Our emergence from Chapter 11 may potentially reduce or eliminate the Company’s net operating loss carryforward tax benefits.”

The information below updates and replaces the risk factor “As a result of our Chapter 11 cases, our historical financial information may not be indicative of our future financial performance.” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:

Because the Company’s consolidated financial statements reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in the Company’s current and future financial statements will not be comparable to our financial information from prior periods.

In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of May 1, 2009 in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. As required by fresh-start accounting, the Company’s assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Company’s financial statements have been recognized. In addition to fresh-start accounting, the Company’s financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. For further information about fresh-start accounting, see Note 4 – “Fresh-Start Accounting” in Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for further details.

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

Constar International Inc.

Dated: August 14, 2009	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)