Form 10-Q/A
period 2009-06-30
CONSTAR INTERNATIONAL INC
filed 2009-08-25
CIK 29806

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

EXPLANATORY NOTE

Items Amended by this Form 10Q/A

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 as originally filed with the SEC on August 14, 2009 (the “Original Form 10-Q”) amends Part 1, Item 2 of the Original Form 10-Q to correct certain unit volume references. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

With this Form 10-Q/A, we are amending:

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Part II Item 6 “Exhibits.”

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any events occurring after August 14, 2009, the date we filed the Original Form 10-Q.

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

Gross profit improved $3.9 million or 16.2% for the six months ended June 30, 2009 as compared to the same period last year. The increase in gross profit was primarily due to the benefit of the Company’s restructuring programs, price increases, an increase in custom volume of 11.9% (excluding the impact of a customer that switched its product formulation from hot-fill to cold-fill) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and bottle volume declines, an increase in depreciation expense of $1 million and the $1.6 million impact due to a non-cash fresh-start accounting adjustment that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $1.5 million for the six months ended June 30, 2009 as compared to the same period in 2008. The impact of this change in employee benefits for the remainder of 2009 is expected to approximate the impact for the six months ended June 30, 2009. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur. Conventional volume declined as expected with the reduction of Pepsi volume agreed to in the renewed supply contract; a further shift to in-house blow molding of water containers; and the continued economic impact on the convenience and gas distribution channel which is the main distribution channel for our single serve beverage containers. The Company does not expect recovery in this distribution channel in the near term due to consumers seeking discounts in the take home channel during the current economic climate. For the six months ended June 30, 2009, conventional unit volume declined 15.8% prior to the reallocation of a custom product to conventional.

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

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. On average, the margins in the custom segment are higher than the conventional segment. In addition, proprietary technology and product differentiation provide higher margins than custom products produced from commonly available technology. The Company’s strategy is to increase its presence in this higher profit and growth segment of the market. For custom products that require oxygen barrier technology, the Company believes its portfolio of oxygen scavenging technologies (Oxbar ®, MonOxbar ®, and DiamondClear ®) are the best performing oxygen barrier technologies in the market today. The key Oxbar patents have expired. The Company believes that DiamondClear containers provide superior clarity to

MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. On July 22, 2009, the Company completed an additional Food and Drug Administration Food Contact Notification for DiamondClear that expands the potential applications of DiamondClear. The Company believes that there are significant growth opportunities for the conversion of glass and metal containers to PET containers for small sized bottled teas, beer, energy drinks, flavored alcoholic beverages and various food applications. Approximately 28% of the Company’s sales in the first six months of 2009 related to custom PET containers. Custom unit volume decreased 5.1% in the second quarter of 2009 as compared to the second quarter of 2008. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Excluding this change custom unit volume increased 12.4% for the second quarter of 2009 as compared to the second quarter of 2008. The Company was informed by one of its custom customers, accounting for approximately 5.6% of consolidated sales for the six months ended June 30, 2009, that it will not renew its contract which expires on December 1, 2009. This contract was for preforms used for aseptically filled juice bottles, and this contract generated significantly lower gross profit than the average of the Company’s remaining custom volume.

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

The increase in gross profit in the second quarter of 2009 as compared to the second quarter of 2008 primarily reflects the benefit of the Company’s restructuring programs, price increases, an increase in custom unit volume of 12.4% (excluding the impact of a customer that switched its product formulation from hot-fill to cold-fill) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and reduced bottle volume, an increase in depreciation expense of $0.9 million and the $1.6 million non-cash impact due to a fresh-start accounting adjustment that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $0.8 million for the three months ended June 30, 2009 as compared to 2008. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur.

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

The decrease in U.S. net sales for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily driven by lower volumes, the negative impact of mix shift of increased preform volume and bottle volume declines and the pass through of lower resin costs to customers. Total U.S. PET unit volume decreased 15.5% for the six months ended June 30, 2009 as compared to the same period in 2008. This decrease reflects a conventional unit volume decline of 20.9% and a custom unit volume decline of 8.5%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Excluding this change, custom unit volume increased 11.9% and conventional unit volume decreased by 27.9% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

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

The increase in gross profit for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily reflects the benefit of the Company’s restructuring programs, price increases, an increase in custom unit volume of 11.9% (excluding the impact of a customer that switched its product formulation from hot-fill to cold-fill) and lower freight and energy costs, offset in part by lower unit volumes, including the negative mix shift of increased preform volumes and bottle volume declines, an increase in depreciation expense of $1 million and the $1.6 million impact due to a non-cash fresh-start accounting adjustments that increased the opening inventory of the Successor company. In addition, due to a change in employee benefits in the U.S., the Company realized a non-cash, non-recurring decrease in employee benefit costs of $1.5 million for the six months ended June 30, 2009 as compared to the same period in 2008. The impact of this change in employee benefits for the remainder of 2009 is expected to approximate the impact for the six months ended June 30, 2009. In addition, the Company recorded a one-time benefit of $1.4 million to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.*

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with our Form 10-Q as filed on August 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.

Dated: August 25, 2009	By:	/s/ WALTER S. SOBON
Walter S. Sobon
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)