Form 10-Q
period 2009-09-30
CONSTAR INTERNATIONAL INC
filed 2009-11-16
CIK 29806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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

As of November 13, 2009, 1,750,000 shares of the Registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Constar International Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	Successor	Predecessor
	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,817	$14,292
Accounts receivable, net	43,192	45,695
Accounts receivable—related party	—	109
Inventories, net	54,934	49,765
Prepaid expenses and other current assets	8,258	24,649
Deferred income taxes	—	896

Total current assets	108,201	135,406

Property, plant and equipment, net	163,976	132,371
Goodwill and intangible assets	153,089	148,813
Restricted cash	7,589	—
Other assets	2,001	1,626

Total assets	$434,856	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$12,588	$20,000
Current portion of long-term debt	—	220,000
Accounts payable (includes book overdrafts of $12,431 and $-0- at September 30, 2009 and December 31, 2008, respectively)	57,528	61,747
Deferred income taxes	275	—
Accrued expenses and other current liabilities	29,468	30,081
Accounts payable and accrued expenses—related party	—	3,765

Total current liabilities	99,859	335,593

Long term debt, net of current portion	162,667	—
Pension and postretirement liabilities	29,949	38,512
Deferred income taxes	33,199	896
Other liabilities	14,461	18,088
Liabilities subject to compromise	—	186,229

Total liabilities	340,135	579,318

Commitments and contingencies
Stockholders’ Equity (Deficit):
Predecessor preferred stock, $.01 par value—none issued or outstanding at December 31, 2008	—	—
Predecessor common stock, $.01 par value—13,297 shares issued, 12,922 shares outstanding at December 31, 2008	—	125
Successor common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at September 30, 2009	18	—
Additional paid-in capital	101,466	277,371
Accumulated other comprehensive income (loss), net of tax	791	(50,317)
Predecessor treasury stock, at cost—375 shares at December 31, 2008	—	(1,033)
Accumulated deficit	(7,554)	(387,248)

Total stockholders’ equity (deficit)	94,721	(161,102)

Total liabilities and stockholders’ equity (deficit)	$434,856	$418,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net customer sales	$157,533	$227,106
Net affiliate sales	—	3,023

Net sales	157,533	230,129
Cost of products sold, excluding depreciation	140,051	216,332
Depreciation and amortization	12,932	8,648

Gross profit	4,550	5,149

Selling and administrative expenses	4,897	5,950
Research and technology expenses	1,865	1,825
Provision for restructuring	816	1,168
Gain on disposal of assets	(223)	(1,188)

Total operating expenses	7,355	7,755

Operating loss	(2,805)	(2,606)

Interest expense	(8,606)	(9,616)
Reorganization items, net	(504)	—
Other income (expense), net	(1,818)	(2,090)

Loss from continuing operations before income taxes	(13,733)	(14,312)
Benefit from income taxes	3,557	63

Loss from continuing operations	(10,176)	(14,249)
Income (loss) from discontinued operations, net of taxes	(30)	33

Net loss	$(10,206)	$(14,216)

Basic and diluted loss per common share:
Continuing operations	$(5.81)	$(1.15)
Discontinued operations	(0.02)	—

Net loss per share	$(5.83)	$(1.15)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,411

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Successor	Predecessor
	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine Months Ended September 30, 2008
Net customer sales	$278,739	$213,925	$681,919
Net affiliate sales	—	3,256	5,857

Net sales	278,739	217,181	687,776
Cost of products sold, excluding depreciation	244,109	189,537	634,034
Depreciation and amortization	19,996	9,733	24,464

Gross profit	14,634	17,911	29,278

Selling and administrative expenses	8,036	7,005	17,539
Research and technology expenses	3,094	2,698	6,180
Provision for restructuring	1,081	648	1,974
Gain on disposal of assets	(226)	(396)	(1,227)

Total operating expenses	11,985	9,955	24,466

Operating income	2,649	7,956	4,812

Interest expense	(14,394)	(5,512)	(28,993)
Interest expense—related party	—	(54)	—
Reorganization items, net	(1,671)	144,168	—
Other income (expense), net	1,590	1,543	(2,657)

Income (loss) from continuing operations before income taxes	(11,826)	148,101	(26,838)
(Provision for) benefit from income taxes	4,362	(37,807)	95

Income (loss) from continuing operations	(7,464)	110,294	(26,743)
Loss from discontinued operations, net of taxes	(90)	(96)	(21)

Net income (loss)	$(7,554)	$110,198	$(26,764)

Basic and diluted income (loss) per common share:
Continuing operations	$(4.27)	$8.86	$(2.16)
Discontinued operations	(0.05)	(0.01)	—

Net loss per share	$(4.32)	$8.85	$(2.16)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,455	12,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income (loss)	$(7,554)	$110,198	$(26,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,073	10,060	25,983
Debt accretion expense	8,392	—	—
Bad debt expense (recovery)	328	(483)	1,218
Stock-based compensation	—	591	472
Gain on disposal of assets	(226)	(396)	(1,227)
Changes in operating assets and liabilities:
Accounts receivable	8,908	(11,480)	(12,770)
Inventories	2,924	(5,432)	6,775
Prepaid expenses and other current assets	5	977	1,129
Accounts payable	(23,190)	6,727	(10,349)
Change in book overdrafts	1,978	10,453	5,866
Accrued expenses and other current liabilities	(4,395)	4,905	4,989
Deferred income taxes	(4,614)	37,835	—
Pension and postretirement benefits	(376)	954	(562)
Fresh start accounting adjustments	—	(68,109)	—
Reorganization items, net	(6,489)	(79,299)	—

Net cash provided by (used in) operating activities	(4,236)	17,501	(5,240)

Cash flows from investing activities:
Restricted cash	1,738	(9,327)	—
Purchases of property, plant and equipment	(5,056)	(5,723)	(20,048)
Proceeds from sale of property, plant, and equipment	6	149	1,845

Net cash used in investing activities	(3,312)	(14,901)	(18,203)

Cash flows from financing activities:
Costs associated with debt financing	(200)	—	—
Proceeds from short-term financing	306,000	212,723	617,663
Repayment of short-term financing	(298,412)	(227,723)	(594,929)

Net cash provided by (used in) financing activities	7,388	(15,000)	22,734

Effect of exchange rate changes on cash and cash equivalents	93	(8)	(92)

Net decrease in cash and cash equivalents	(67)	(12,408)	(801)
Cash and cash equivalents at beginning of period	1,884	14,292	4,254

Cash and cash equivalents at end of period	$1,817	$1,884	$3,453

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2007 (Predecessor)	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(26,764)	(26,764)
Foreign currency translation adjustments			(202)			(202)
Amortization of prior service cost			(178)			(178)
Amortization of actuarial net loss			2,481			2,481
Pension curtailment adjustment			(5,815)			(5,815)
Revaluation of cash flow hedge			(463)			(463)

Comprehensive loss						(30,941)

Treasury stock purchased				(67)		(67)
Stock-based compensation	—	640	—	—	—	640

Balance, September 30, 2008 (Predecessor)	$125	$277,186	$(22,797)	$(1,012)	$(356,177)	$(102,675)

Balance, December 31, 2008 (Predecessor)	$125	$277,371	$(50,317)	$(1,033)	$(387,248)	$(161,102)
Net income					110,198	110,198
Foreign currency translation adjustments			(1,134)			(1,134)
Amortization of prior service cost			(97)			(97)
Amortization of actuarial net loss			2,016			2,016
Revaluation of cash flow hedge			951			951

Comprehensive income						111,934

Stock-based compensation	—	597	—	—	—	597

Balance, April 30, 2009 (Predecessor)	125	277,968	(48,581)	(1,033)	(277,050)	(48,571)
Fresh-Start Adjustments:
Cancellation of Predecessor common stock	(125)	(277,968)	(10)	1,033	277,050	(20)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	48,591	—	—	48,591

Balance, May 1, 2009 (Predecessor)	—	—	—	—	—	—
Issuance of 1.75 million shares of common stock in connection with emergence from Chapter 11	18	101,466	—	—	—	101,484

Balance, May 1, 2009 (Successor)	18	101,466	—	—	—	101,484
Net loss					(7,554)	(7,554)
Foreign currency translation adjustments			553			553
Revaluation of cash flow hedge, net of tax of $153			238			238

Comprehensive loss	—	—	—	—	—	(6,763)

Balance, September 30, 2009 (Successor)	$18	$101,466	$791	$—	$(7,554)	$94,721

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

1. Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

Background—On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). These Chapter 11 cases were jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”).

Plan of Reorganization—The Debtors’ Second Amended Joint Plan of Reorganization (the “Plan”) provided as follows (capitalized terms used in the bullets below are defined in the Plan):

•	Holders of Allowed Administrative Claims, Priority Tax Claims, Other Priority Claims, and Other Secured Claims would receive full payment in cash;

•	The DIP Credit Facility would be converted into the Company’s Exit Facility;

•	Holders of Senior Secured Floating Rate Notes would be deaccelerated and reinstated in full as of the date immediately preceding the Petition Date;

•

Holders of Other Secured Claims, except to the extent that a Holder agrees otherwise, would receive one of the following treatments, in full satisfaction, settlement, release and discharge of and in exchange for each Allowed Other Secured Claim, at the sole discretion of the Debtors: (i) payment in full in Cash; (ii) delivery of the collateral securing any such Allowed Other Secured Claim; (iii) deacceleration and reinstatement in full; or (iv) any other treatment rendering the claim unimpaired;

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

Confirmation and Consummation of the Plan—A hearing on the confirmation of the Plan was held on May 4, 2009. On May 14, 2009, the Bankruptcy Court entered an order approving and confirming the Plan that was presented in substance during the May 4, 2009 hearing. The Plan became effective and the Debtors emerged from Chapter 11 on May 29, 2009 (the “Effective Date”).

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement, dated as of December 31, 2008 (the “Credit Agreement”) was converted into exit financing in accordance with its terms. See Note 11 – “Debt” to the Condensed Consolidated Financial Statements for additional information.

Pursuant to the Plan, all existing shares of the Predecessor Company’s (as defined below) capital stock were canceled. In addition, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated (except for purposes of allowing the note holders to receive distributions under the Plan). Pursuant to the Restated Certificate of Incorporation of the Company, 75 million shares of common stock in the Successor Company were authorized for issuance, with a par value of $0.01 per share and according to the Plan, a total of 1.75 million shares of the Company’s Common Stock were

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

distributed to the holders of Senior Subordinated Note Claims. Holders of the Senior Subordinated Note Claims received ten shares of new Common Stock per one thousand dollars face amount of the Senior Subordinated Notes.

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

Claims Resolution Process—On January 28, 2009, the Bankruptcy Court entered an order (the “Bar Date Order”) requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors’ claims processing agent on or before March 30, 2009 (the “Bar Date”), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors’ claims processing agent on or before June 29, 2009. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

The following table summarizes cumulative activity for claims that have been filed with the Bankruptcy Court as of September 30, 2009:

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

The Company estimates that the probable range of remaining unresolved general unsecured claims to be allowed will be between $0.1 million and $0.2 million. The Company has identified, and may continue to identify, claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of October 30, 2009, the Company has filed objections with respect to approximately $1.1 million in claims, but it may take some time before the Bankruptcy Court rules on Constar’s objections to these disputed claims. These claims are excluded from the table above since the Company believes the claims are without merit. Because the process of analyzing and objecting to claims is ongoing, the amount of claims may increase in the future.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The Company has recognized $21.4 million of these claims (including a reserve of $0.1 million to cover the estimated final reconciliation of these claims) in the financial statements as of September 30, 2009. In addition, for the four months ended April 30, 2009, a charge to income of $0.3 million was recorded for claims the Company has resolved but had not previously recognized as a liability. Based upon an evaluation of the impact of these accounting errors, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of these errors were not material to the previously issued financial statements. These claims have been accrued by the Company based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and could result in material adjustments to the Successor Company’s (as defined below) financial statements.

Additionally, secured claims were deemed unimpaired under the Plan. Pursuant to the Plan those claims were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash to the holder of such claim.

Trading of Common Stock—The Predecessor Company’s common stock ceased trading on the NASDAQ stock market on January 8, 2009 and began trading in the “over-the-counter” market under the symbol CNSTQ.PK. Upon the Effective Date of the Plan, the outstanding common stock of the Predecessor Company was cancelled for no consideration. Consequently, the Predecessor Company’s stockholders no longer have any interest as stockholders in the Successor Company by virtue of their ownership of the Predecessor Company’s common stock prior to emergence from bankruptcy. The common stock of the Successor Company is not listed on an exchange and was available for trading “over-the-counter” under the symbol “CNRN.PK” on May 29, 2009. The Company is currently applying to list its common stock on NASDAQ. There can be no assurance as to when, or whether, such listing will be achieved.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2008 (however, see the discussion below regarding fresh-start accounting). The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying condensed consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan were classified as “liabilities subject to compromise” on the condensed consolidated balance sheet as of December 31, 2008.

As of May 1, 2009, the Company adopted fresh-start accounting. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Effective Date, the issuance of new Constar common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4 – “Fresh-Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further details.

In accordance with ASC 205-20, “Discontinued Operations”, the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 6 – “Discontinued Operations” for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

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

Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with ASC 805, “Business Combinations.” In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are reported in conformity with ASC 740, “Income Taxes.” Pension and postretirement liabilities are remeasured in conformity with ASC 715, “Compensation – Retirement Benefits.”

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

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

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

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded $117.3 million of goodwill upon emergence from bankruptcy. There were no changes in the carrying amount of goodwill during the five months ended September 30, 2009. The goodwill is not deductible for tax purposes.

Identifiable intangible assets consist of the Company’s trade name, technology, and leasehold interests. The Company’s trade name is an indefinite-lived asset and consequently is not amortized. Technology and leasehold interests are finite-lived intangible assets and are amortized over their useful lives.

The Company has one reporting unit and therefore assesses goodwill for impairment at the consolidated company level. The Company’s annual impairment reviews for goodwill and indefinite-lived intangible assets will be performed as of October 1. The Company also undertakes interim reviews when the Company determines that a triggering event that would more likely than not reduce the fair value of the reporting unit below its carrying value has occurred.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Step 1 calculation used to identify potential impairment compares the calculated fair value for the Company’s single reporting unit to its book value, including goodwill, on the measurement date. If the fair value of the reporting unit is less than carrying value, then a Step 2 calculation is performed to measure the amount of the impairment loss (if any) for the reporting unit.

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

See Note 10 – “Goodwill and Intangible Assets” for a description of the Company’s interim impairment test at September 30, 2009.

Subsequent Events

Subsequent events have been evaluated for potential recognition or disclosure in the financial statements through November 13, 2009, the date the financial statements were issued.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

3. New Pronouncements

On July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became effective. The Codification is the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Condification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Quarterly Report on Form 10-Q contains references to the Codification as needed. The adoption of the Codification did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued guidance under ASC 820-10 “Fair Value Measurements and Disclosures” that establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued new guidance for business combinations. The new guidance is contained in ASC 805 “Business Combinations.” This new guidance revises how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, it expands required disclosures surrounding the nature and financial effects of business combinations. The new guidance is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of this new guidance on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the effective date. The application of ASC 805 as a result of applying the fresh-start accounting provisions of ASC 852 “Reorganizations” upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 – “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance for subsequent events is effective for interim or annual periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued new guidance addressing the fair value of financial instruments. The new guidance addresses determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly, and the recognition and presentation of other than temporary impairments. The new guidance also requires additional disclosures about financial instruments in interim period financial statements. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

Effective for fiscal years ending after December 15, 2009, ASC 715-20 “Compensation – Retirement Benefits”, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements is not expected to have an impact on the Company’s results of operations or financial condition.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

4. Fresh-Start Accounting

On May 1, 2009, the Company adopted fresh-start accounting. Fresh-start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s consolidated financial statements for periods prior to May 1, 2009 are not comparable to consolidated financial statements presented on or after May 1, 2009.

In applying fresh-start accounting, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting. To facilitate this calculation the Company first determined the enterprise value of the Successor Company. The valuation methods included (i) a discounted cash flow analysis, considering a range of the weighted average cost of capital between 12.5% and 13.5% and multiples of projected earnings of between 5 and 7 times for its terminal value, (ii) a market multiples analysis, considering multiple ranges of between 5 and 6.5 times and (iii) precedent transaction multiples of between 7 and 8 times. This analysis resulted in an estimated enterprise value of between $260 million and $300 million. Due to prevailing economic conditions, the Company used the low end of this range for purposes of applying fresh-start accounting.

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

Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan. Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with ASC 805, “Business Combinations”. The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying condensed consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value. Deferred taxes are determined in conformity with ASC 740, “Income Taxes.” Pension and postretirement liabilities are remeasured in conformity with ASC 715, “Compensation – Retirement Benefits.”

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

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The effects of the Plan and fresh-start reporting on the Company’s Condensed Consolidated Balance Sheet are as follows:

(In thousands)	Predecessor April 30, 2009	Reclassifications and Plan of Reorganization		Fresh Start Accounting Adjustments		Successor May 1, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,884	$—		$—		$1,884
Accounts receivable, net	48,021	876 a		(26	)g	48,871
Accounts receivable—related party	876	(876	)a	—		—
Inventories, net	55,179	—		1,621	g	56,800
Prepaid expenses and other current assets	23,626	(13,870	)b, k	(1,132	)g	8,624
Deferred income taxes	1,594	—		(714	)i	880
Current assets of discontinued operations	310	—		—		310

Total current assets	131,490	(13,870)		(251)		117,369

Property, plant and equipment, net	128,938	11,216	k	37,385	g	177,539
Goodwill	148,813	—		(31,500	)g, h	117,313
Intangible assets	—	—		36,404	g, h	36,404
Restricted cash	9,327	—		—		9,327
Other assets	1,265	2,654	b	(2,654	)g	1,265

Total assets	$419,833	$—		$39,384		$459,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—		$—		$5,000
Current portion of long-term debt	220,000	(220,000	)b	—		—
Accounts payable	83,407	850	a	—		84,257
Accrued expenses and other current liabilities	27,165	4,148	a, c, d	(459	)g	30,854
Accounts payable and accrued expenses—related party	4,108	(4,108	)a	—		—
Deferred income taxes	1,594	—		(1,594	)i	—
Current liabilities of discontinued operations	131	—		—		131

Total current liabilities	341,405	(219,110)		(2,053)		120,242

Long-term debt, net of current portion	—	220,000	b	(65,725	)g	154,275
Pension and postretirement liabilities	37,545	(367	)d	(7,424	)g	29,754
Deferred income taxes	—	—		38,715	i	38,715
Other liabilities	16,919	—		(2,984	)g	13,935
Non-current liabilities of discontinued operations	812	—		—		812
Liabilities subject to compromise	186,229	(186,229	)e	—		—

Total liabilities	582,910	(185,706)		(39,471)		357,733

Commitments and contingencies

Stockholders’ Equity (Deficit):
Predecessor preferred stock	—	—		—		—
Predecessor common stock	125	(125	)f	—		—
Predecessor additional paid-in capital	277,968	(277,968	)f	—		—
Predecessor treasury stock	(1,033)	1,033	f	—		—
Successor common stock	—	18	e	—		18
Successor additional paid-in capital	—	101,466	e	—		101,466
Accumulated other comprehensive loss, net of tax	(48,581)	—		48,581	j	—
Accumulated deficit	(391,556)	361,282	c, e, f	30,274	j	—

Total stockholders’ equity (deficit)	(163,077)	185,706		78,855		101,484

Total liabilities and stockholders’ equity (deficit)	$419,833	$—		$39,384		$459,217

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Notes to Plan of Reorganization and fresh-start accounting adjustments (in thousands, unless otherwise noted)

(a)	At April 30, 2009, Crown Holdings, Inc. (“Crown”) owned approximately 10% of the Predecessor Company’s outstanding common stock. As of May 1, 2009, as a result of the cancellation of the Predecessor Company’s common stock, Crown is no longer considered a related party. This adjustment reflects the reclassification of amounts formerly classified as related party transactions.
(b)	These adjustments reflect the reclassification to long-term debt of the $220 million Senior Secured Floating Rate Notes that had been classified as a current liability on the Predecessor Company’s balance sheet due to the Chapter 11 proceedings and the reclassification of the related deferred financing fees from current assets to non-current assets.
(c)	This adjustment reflects an accrual of $523 thousand for costs related to a contract that was rejected as part of the Chapter 11 proceedings.
(d)	As a result of the termination of the Supplemental Executive Retirement Plan the Company reclassified the outstanding liability under the plan to current liabilities. The liability was paid in full in June 2009.
(e)	This adjustment reflects the discharge of $186.2 million of liabilities subject to compromise in accordance with the terms of the Plan and the issuance of 1.75 million shares of Successor Company common stock to the holders of Senior Subordinated Notes in satisfaction of such claims.
(f)	This adjustment reflects the cancellation of the Predecessor Company’s common stock.
(g)	To record assets and liabilities at their estimated fair values:

(In thousands)
Accounts receivable	$(26)
Inventories	1,621
Prepaid expenses and other current assets	(1,132)
Property, plant, and equipment	37,385
Goodwill	(80,081)
Intangible assets	36,404
Other assets	(2,654)
Accrued expenses and other current liabilities	459
Long-term debt	65,725
Pension and postretirement liabilities	7,424
Other liabilities	2,984

Gain on fresh start adjustments before tax	68,109
Elimination of other comprehensive income	48,581
Less: tax effect on fresh-start adjustments	(37,835)

Total change in equity	$78,855

(h)	To eliminate Predecessor goodwill.
(i)	To adjust deferred taxes to reflect the impact of fresh-start accounting fair value adjustments.
(j)	To reset accumulated other comprehensive loss and accumulated deficit to zero.
(k)	To reclassify pallets used for shipping products to customers from prepaid expenses to property, plant, and equipment.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

5. Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. At September 30, 2009, there were no liabilities subject to compromise due to our emergence from bankruptcy. For further information regarding the discharge of liabilities subject to compromise, see Note 4 – “Fresh-Start Accounting” in the notes to these Condensed Consolidated Financial Statements.

Liabilities subject to compromise at December 31, 2008, are summarized in the following table:

Predecessor
(In thousands)	December 31, 2008
Senior Subordinated Notes	$175,000
Accrued interest on Subordinated Notes	11,229

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

The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying condensed consolidated statements of operations and consist of the following:

	Successor		Predecessor
(In thousands)	Three Months Ended September 30, 2009	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009
Gain from discharge of debt	$—	$—	$84,745
Gain from fresh-start accounting adjustments	—	—	68,109
Contract termination expenses	—	—	(523)
Professional fees associated with bankruptcy proceedings	(642)	(1,669)	(6,905)
DIP and Exit Financing fees	—	—	(100)
Other, net	138	(2)	(1,158)

Total reorganization items, net	$(504)	$(1,671)	$144,168

The gain from discharge of debt is the result of the settlement of the Senior Subordinated Notes in exchange for 1.75 million shares of the Successor Company’s common stock.

The Successor Company made cash payments of $8,269 for the five months ended September 30, 2009, and the Predecessor Company made cash payments of $3,014 for the four months ended April 30, 2009 related to reorganization items.

6. Discontinued Operations

In 2006, the Company closed its Italian operation since its principal customer notified the Company that the customer would not renew its contract effective January 1, 2007. In accordance with ASC 205-20, “Discontinued Operations”, the assets and related liabilities of the discontinued entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets and the results of operations of the entity have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The following summarizes the assets and liabilities of discontinued operations:

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Assets of Discontinued Operations:
Accounts receivable, net	$—	$14
Prepaid expenses and other current assets	344	328

Total current assets of discontinued operations	$344	$342

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$34	$87

Total current liabilities of discontinued operations	34	87
Other liabilities	900	773

Total liabilities of discontinued operations	$934	$860

Current assets of discontinued operations are included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. Current liabilities of discontinued operations are included in “accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets. Other liabilities of discontinued operations are included in “other liabilities” in the accompanying condensed consolidated balance sheets.

The following summarizes the results of operations for discontinued operations:

	Successor	Predecessor
(In thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net sales	$—	$—

Income (loss) from discontinued operations before income taxes	(28)	34
(Provision for) benefit from income taxes	(2)	(1)

Income (loss) from discontinued operations	$(30)	$33

	Successor	Predecessor
(In thousands)	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine Months Ended September 30, 2008
Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(87)	(17)	(36)
(Provision for) benefit from income taxes	(3)	(79)	15

Loss from discontinued operations	$(90)	$(96)	$(21)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

7. Accounts Receivable

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Trade accounts receivable	$36,438	$40,796
Less: allowance for doubtful accounts	(1,082)	(1,904)

Net trade accounts receivable	35,356	38,892
Value added taxes recoverable	4,770	4,331
Miscellaneous receivables	3,066	2,472

Total	$43,192	$45,695

8. Inventories

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Finished goods	$16,803	$34,021
Raw materials and supplies	38,131	15,744

Total	$54,934	$49,765

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,595 and $707 as of September 30, 2009 and December 31, 2008, respectively.

9. Property, Plant and Equipment

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Land and improvements	$15,870	$3,438
Buildings and improvements	50,443	93,405
Machinery and equipment	120,926	578,062

	187,239	674,905
Less: accumulated depreciation and amortization	(29,188)	(545,647)

	158,051	129,258
Construction in progress	5,925	3,113

Property, plant and equipment, net	$163,976	$132,371

During the three months ended September 30, 2009, the Company accelerated the depreciation of idled machinery and equipment that resulted in a non-recurring charge of $2.0 million.

10. Goodwill and Intangible Assets

The Company performed an interim goodwill impairment assessment as of September 30, 2009 since the trading value of its common stock of $29.8 million was less than the carrying value of its stockholders’ equity of $94.7 million.

In performing the interim impairment assessment as of September 30, 2009, the Company estimated the fair value of its reporting unit using the following valuation methods and assumptions:

1.	Discounted cash flow analysis – this method uses cash flow projections discounted to present value using a discount rate of approximately 12%. The Company used a multiple of adjusted earnings (specifically, earnings before interest expense, income taxes, depreciation and amortization, adjusted for the impact of reorganization items, foreign exchange gains/losses, restructuring charges and non-cash stock compensation expense, which the Company refers to below as “Adjusted EBITDA”) of 5.5 to estimate the terminal value of the business.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

2.	Market multiples – this method uses a multiple of Adjusted EBITDA calculated using the average trading prices of securities of comparable publicly-traded packaging companies. The Company performed two market multiple calculations. First, the Company used a multiple of 2009 estimated Adjusted EBITDA of 6.0 based upon a peer group average multiple of 7.3 discounted 18%. Second, the Company used a multiple of 2010 estimated EBITDA of 5.6 based upon a peer group average multiple of 6.8 discounted 18%.

3.	Precedent transaction multiples – this method uses a multiple of Adjusted EBITDA calculated based upon the value of previous transactions in the packaging industry. The Company used a multiple of 7.0 based upon the average precedent transactions multiple of 7.7 discounted 9%.

4.	Quoted market prices for debt and equity securities – the Company used quoted market prices of its debt and equity securities as of September 30, 2009. In addition, the Company applied a control premium of 10%. The estimated control premium represents an incremental premium a buyer would be willing to pay to acquire a controlling, majority interest in the Company. In estimating the control premium, management principally considered the current market conditions and historical premiums paid in packaging industry acquisitions observed in the marketplace.

The Company’s use of multiple valuation methods was consistent with the approach management used to determine its reorganization value for fresh-start accounting purposes. Since quoted market prices were available for its debt and equity securities following its emergence from Chapter 11, those values were added to the methods used by management to determine the Company’s reorganization value. The Company updated the assumptions used in the above techniques to September 30, 2009. The Company believes that the combination of methods described above, weighted equally, provides a value representative of the fair value of the Company better than the use of a single technique at September 30, 2009.

In making the determination that goodwill was not impaired at September 30, 2009, the Company considered both qualitative and quantitative factors, including the effect of its recent emergence from bankruptcy and the limited volume of trading of its securities in the equity and debt markets.

The determination of estimated fair value requires the exercise of judgment and is highly sensitive to the Company’s assumptions. The following table provides a summary of the impact that changes in the assumptions used at September 30, 2009, would have on the fair value of the Company’s reporting unit.

Valuation Method	Assumption	Assumed Change	(In millions) Decrease in Fair Value

Discounted cash flow	Projected cash flows	10% decrease	$(5.7)
Discounted cash flow	Terminal value multiple	10% decrease	$(4.7)
Discounted cash flow	Discount rate	100 basis point increase	$(1.4)

2009 market multiples	Market multiple	10% decrease	$(5.7)

2010 market multiples	Market multiple	10% decrease	$(5.5)

Precedent transaction multiples	Market multiple	10% decrease	$(6.5)

As of September 30, 2009, a decrease of approximately $2.1 million in the estimated fair value of the Company’s reporting unit would have caused the Company to perform a Step 2 goodwill impairment analysis. If the Company is required to perform a Step 2 analysis in the future it may result in a material impairment charge.

Based upon the results of the interim impairment assessment as of September 30, 2009 the Company’s does not believe that its goodwill was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable packaging companies, the lack of an increase in the Company’s market price consistent with its peer companies or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital expenditures or changes in our interest rates, could also result in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.

The Company did not perform an impairment test of its indefinite-lived intangible asset as of September 30, 2009 since there were no triggering events that occurred during the three months ended September 30, 2009 that would cause the Company to believe that the fair value of its trade name has declined below its carrying value.

The following table presents a summary of goodwill and indefinite-lived intangible assets:

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Goodwill	$117,313	$148,813
Trade name	25,500	—

Total	$142,813	$148,813

The following table presents a summary of finite-lived intangible assets:

	Successor
	September 30, 2009
(In thousands)	Estimated Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	4 to 12	$9,700	$503	$9,197
Leasehold interests	4	1,204	125	1,079

Total		$10,904	$628	$10,276

Amortization expense was $376 and $628 for the three and five months ended September 30, 2009, respectively, and is included within cost of goods sold in the accompanying condensed consolidated statements of income.

The following table summarizes the expected amortization expense for finite-lived intangible assets:

(In thousands)
Three months ending December 31, 2009	$378
2010	1,509
2011	1,509
2012	1,509
2013	909
After 2013	4,462

$10,276

11. Debt

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing revolving credit facility, the Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement was converted into an exit facility with substantially the same terms (the “Exit Facility”). The Exit Facility’s scheduled expiration date is December 31, 2011. However, the Exit Facility may be terminated earlier in the case of an event of default. Events of default include, among other things, a failure to refinance the

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Secured Notes (as defined below) at least 90 days prior to the scheduled expiration date of the Exit Facility, or a failure to deliver an unqualified audit opinion in connection with any year’s audit which may take place if the Secured Notes are not refinanced prior to the issuance of the Company’s SEC Form 10K for the year ended December 31, 2010 which is expected to be filed in March 2011. Also in connection with the consummation of the Plan, the Company and its lenders entered into Amendment No. 2 to the Exit Facility, primarily for the purposes of updating certain schedules to the Exit Facility and permitting the Company’s Dutch subsidiary, Constar International Holland (Plastics) B.V., which is neither a party to nor a guarantor of the Credit Agreement, to enter into separate financing arrangements. The Exit Facility contains certain financial and non-financial covenants. The Company was in compliance with these covenants at September 30, 2009.

The Company’s outstanding long-term debt at September 30, 2009 consists of $220.0 million of Senior Secured Floating Rate Notes due February 15, 2012 (“Secured Notes”). The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly. Pursuant to an interest rate swap executed in May 2005 with Citigroup Financial Products Inc., $100.0 million face amount of the Secured Notes have an effective interest rate of 7.9%. The Secured Notes contain certain covenants. The Company was in compliance with these covenants at September 30, 2009.

In connection with the Company’s reorganization and emergence from bankruptcy, on the Effective Date, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated. Pursuant to the Plan the holders of Class 4 Senior Subordinated Note Claims (as defined in the Plan) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes. In addition, upon the adoption of fresh-start accounting, the Company adjusted the Secured Notes to fair value based upon their quoted market price. The Company currently expects to record accretion expense of approximately $13.6 million in 2009, $22.8 million in 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three and five months ended September 30, 2009, the Company recorded $5.1 million and $8.4 million, respectively, of accretion expense which is included in interest expense in the accompanying condensed consolidated statements of operations.

A summary of short-term and long-term debt follows:

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Short-term:
Exit Facility	$12,588	$—
Revolver	—	20,000

	$12,588	$20,000

Long-term:
Secured notes	$162,667	$220,000
Less current maturities	—	(220,000)

Long-term portion	$162,667	$—

At September 30, 2009 and December 31, 2008, there was $6.1 million and $10.1 million outstanding under letters of credit, respectively.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

12. Other Liabilities

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Interest rate swap	$7,170	$8,512
Asset retirement obligations	4,210	3,665
Post-employment benefits	1,131	1,623
Deferred rent	880	3,435
Non-current liabilities of discontinued operations	900	773
Other	170	80

	$14,461	$18,088

13. Restructuring

On October 10, 2008, the Company executed a new four-year cold fill supply agreement (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi”). Under the terms of the New Agreement, effective January 1, 2009, the Company anticipates an approximately 30% reduction in cold fill volume in 2009 as compared to 2008 with a mix shift towards fewer bottles and more preforms, but on improved economic terms. In conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that involved the closure of two U.S. manufacturing facilities and a reduction of operations in four other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company will continue to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.

In connection with the restructuring actions described above (the “2008 Restructuring”), the Company expects to incur total charges of approximately $9.0—$10.0 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $1.8 million related to costs to exit facilities, (ii) an estimated $1.5 million related to employee severance and other termination benefits the majority of which was paid in the fourth quarter of 2008 and the remainder will be paid in 2009, and (iii) approximately $6.3 million of accelerated depreciation and other non-cash charges. The Company’s estimated future rental cost due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.1 million in 2009 and $0.8 million in 2010.

The estimated annual cash savings as a result of reducing manufacturing and corporate overhead is expected to be approximately $26-28 million as compared to 2008 levels, the majority of which has been realized during the nine months ended September 30, 2009. Based upon the Company’s current estimates, the Company believes that the impact of the New Agreement, when combined with the annual cash overhead savings from the 2008 Restructuring, will result in higher cash flows from operating activities, net of investing activities as compared to those realized from the Pepsi cold fill business in 2008. These restructuring actions are expected to be completed by the end of 2009.

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

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The following table presents a summary of the restructuring reserve activity:

	2007 Plan	2008 Plans
(In thousands)	Severance and Termination Benefits	Contract and Lease Termination Costs	Severance and Termination Benefits	Other Costs	Total

Balance, January 1, 2009 (Predecessor)	$14	$127	$554	$21	$716
Charges to income	—	320	34	298	652
Payments	—	(336)	(451)	(238)	(1,025)
Adjustments	—	—	—	—	—

Balance, April 30, 2009 (Predecessor)	14	111	137	81	343
Charges to income	—	327	45	709	1,081
Payments	—	(367)	(114)	(487)	(968)
Adjustments	—	—	—	—	—

Balance, September 30, 2009 (Successor)	$14	$71	$68	$303	$456

14. Commitments and Contingencies

As discussed in Note 1 – “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the notes to these Condensed Consolidated Financial Statements, on the Petition Date, Constar and the other Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases were jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW). The Debtors emerged from Chapter 11 on May 29, 2009.

The Company and certain of its present and former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020). This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003 In connection with the Company’s emergence from Chapter 11 and in accordance with the Plan, all such claims are to be subordinated pursuant to Section 510(b) of the Bankruptcy Code and treated as equity interests. The Plan further provides that all pre-petition equity interests in Constar will be extinguished, as will any claims relating to, or arising in connection with, such equity interests (or the purchase or sale of such interests), including all indemnification and contribution obligations related to this action. Accordingly, the Company and the plaintiffs filed a joint stipulation to dismiss Constar from the action based on the Plan. This stipulation dismissing Constar from the action was approved by the District Court on November 4, 2009.

On October 8, 2008, Marshall Packaging Co. LLC filed a complaint in the Eastern District of Texas, C. A. No. 6:08cv394, against the Company, as well as certain bottled water companies, alleging infringement of U.S. Patent No. RE 38,770, entitled “Collapsible Container,” and seeking injunctive relief and monetary damages. The complaint alleged that the Company had infringed and was infringing the patent by making and selling certain beverage containers, but did not specifically identify the accused containers. In the third quarter of 2009, the Company entered into a settlement agreement with Marshall Packaging Co. LLC, the terms of which are confidential. The settlement did not have a material impact on the Company’s financial position or results of operations.

The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.

Certain judgments against the Company would constitute an event of default under the Company’s Exit Facility. See Note 11 in Item 8 – Financial Statements and Supplementary Data in our Form 10-K filed on March 31, 2009 for additional information.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company is negotiating to reach an out of court settlement, but there can be no assurance that any such settlement will be reached. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.5 million. The Company intends to defend against this matter vigorously. The Company has established a reserve, including estimated penalties and interest, of $0.9 million at September 30, 2009, and December 31, 2008, in respect to this matter. These reserves are included in non-current liabilities of discontinued operations on the condensed consolidated balance sheets.

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

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of September 30, 2009 and December 31, 2008, of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.

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

15. Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	Successor	Predecessor
(In thousands)	September 30, 2009	December 31, 2008
Pension and post-retirement liabilities, net of tax	$—	$(49,066)
Cash flow hedge, net of tax	238	(8,512)
Foreign currency translation adjustments	553	7,261

Accumulated other comprehensive income (loss)	$791	$(50,317)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor
(In thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net loss	$(10,206)	$(14,216)
Foreign currency translation adjustments	1,042	(1,631)
Pension and postretirement amortization	—	870
Pension curtailment	—	(5,815)
Revaluation of cash flow hedge, net of tax	(240)	(576)

Comprehensive loss	$(9,404)	$(21,368)

	Successor	Predecessor
(In thousands)	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine Months Ended September 30, 2008
Net income (loss)	$(7,554)	$110,198	$(26,764)
Foreign currency translation adjustments	553	(1,134)	(202)
Pension and postretirement amortization	—	1,919	2,303
Pension curtailment	—	—	(5,815)
Revaluation of cash flow hedge, net of tax	238	951	(463)

Comprehensive income (loss)	$(6,763)	$111,934	$(30,941)

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

Pursuant to the Restated Certificate of Incorporation of the Company, 75 million shares of common stock in the Successor Company are authorized for issuance, par value $0.01 per share, of which 1.75 million shares were issued pursuant to the Plan. In addition, 194 thousand shares were reserved for issuance under equity incentive plans. The allocation and grant terms will be set by the Compensation Committee of the Board of Directors. No awards were granted under the management incentive plan as of September 30, 2009. See Note 26 – “Subsequent Event”.

17. Stock-Based Compensation

Prior to the Effective Date, the Company maintained stock-based incentive compensation plans for employees of the Company and stock-based compensation plans for directors. On the Effective Date, the following incentive plans were terminated (and any and all awards granted under such plans were terminated and will no longer be of any force or effect): (1) the 2007 Non-Employee Directors’ Equity Incentive Plan; (2) the 2007 Stock-Based Incentive Compensation Plan; (3) Constar International Inc. Non-Employee Directors’ Equity Incentive Plan; (4) Constar International Inc. 2002 Stock-Based Incentive Compensation Plan; (5) the Amended and Restated Constar International Inc. Supplemental Executive Retirement Plan and (6) the Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan, which was replaced by the AIP on May 26, 2009. On the Effective Date, all outstanding equity awards under the above plans were cancelled in accordance with the terms of the Plan. See Note 26 – “Subsequent Event”.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

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

The Company’s potentially dilutive securities consist of potential common shares related to our restricted stock. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for the three months and five months ended September 30, 2009. There were no potentially dilutive securities outstanding for the four months ended April 30, 2009, due to the cancellation of all outstanding awards pursuant to the Plan.

Diluted EPS excludes approximately 0.5 million and 0.6 million shares of restricted stock for the three months and nine months ended September 30, 2008, respectively, due to losses for those periods.

19. Pension and Other Postretirement Benefits

Pension Benefits

The components of net periodic pension cost were as follows:

	Successor			Predecessor
(In thousands)	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$133	$128	$261	$164	$178	$342
Interest cost	1,352	152	1,504	1,349	174	1,523
Expected return on plan assets	(1,136)	(139)	(1,275)	(1,495)	(229)	(1,724)
Amortization of net loss	—	—	—	597	58	655
Amortization of prior service cost	—	—	—	15	(11)	4
Curtailment	—	—	—	21	—	21

Total pension expense	$349	$141	$490	$651	$170	$821

	Successor			Predecessor			Predecessor
(In thousands)	Five Months Ended September 30, 2009			Four Months Ended April 30, 2009			Nine Months Ended September 30, 2008
	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$222	$222	$444	$207	$168	$375	$534	$534	$1,068
Interest cost	2,253	265	2,518	1,752	171	1,923	3,887	520	4,407
Expected return on plan assets	(1,893)	(243)	(2,136)	(1,504)	(168)	(1,672)	(4,611)	(687)	(5,298)
Amortization of net loss	—	—	—	1,585	106	1,691	1,567	173	1,740
Amortization of prior service cost	—	—	—	18	(12)	6	46	(31)	15
Curtailment	—	—	—	—	—	—	21	—	21

Total pension expense	$582	$244	$826	$2,058	$265	$2,323	$1,444	$509	$1,953

In accordance with the adoption of fresh-start accounting, the Company remeasured its pension liabilities as of April 30, 2009, resulting in a net reorganization gain of $7,250. In addition, pursuant to the Plan, the Supplemental Executive Retirement Plan was terminated. In connection with such termination, four executives received lump sum payments in an aggregate total of $318.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Weighted-average assumptions used in determining the pension benefit obligations at April 30, 2009, and December 31, 2008, were as follows:

	Successor	Predecessor
	2009	2008
U.S.
Discount rate	7.25%	6.40%
Rate of compensation increase	3.00%	3.00%

U.K.
Discount rate	6.50%	6.00%
Rate of compensation increase	4.00%	4.00%

Holland
Discount rate	4.00%	4.00%
Rate of compensation increase	3.50%	3.50%

The Company estimates that its expected total contributions to its pension plans for 2009 will be approximately $3.5 million of which $2.6 million was paid during the nine months ended September 30, 2009.

Other Postretirement Benefits

The components of other postretirement benefits expense were as follows:

	Successor	Predecessor
(In thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest cost	$87	$92
Amortization of net loss	—	245
Amortization of prior service cost	—	(77)

Total other postretirement benefits expense	$87	$260

	Successor	Predecessor	Predecessor
(In thousands)	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine Months Ended September 30, 2008
Interest cost	$145	$109	$275
Amortization of net loss	—	261	734
Amortization of prior service cost	—	(102)	(230)

Total other postretirement benefits expense	$145	$268	$779

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

20. Income Taxes

The Successor Company recorded a benefit from income taxes of $3.6 million for the three months ended September 30, 2009. The Company recorded a provision for income tax expense of $33.4 million for the nine months ended September 30, 2009 ($37.8 million for the four months of the Predecessor ended April 30, 2009 and $4.4 million benefit for the five months of the Successor ended September 30, 2009). Substantially all of the expense/benefit is the result of fresh-start accounting adjustments. The Company has a net deferred tax liability at September 30, 2009 of $33.5 million principally in relation to the excess of the basis of its assets pursuant to fresh-start accounting over their historic tax bases.

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The gain realized by the Company upon the cancellation of indebtedness in the bankruptcy proceeding should be excluded from federal and state income taxation. However, the Company expects to be required to reduce its net operating loss (“NOL”) carryover tax attributes by $92.0 million in order to avail itself of that exclusion. The Company anticipates that its NOL carryover after this reduction will be approximately $25—$30 million.

Total unrecognized income tax benefits as of September 30, 2009 and December 31, 2008 were $0.7 million and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

21. Derivative Financial Instruments

Effective January 1, 2009, the Company implemented the new disclosure provisions of ASC 815, “Derivatives and Hedging”. The new guidance enhances the previously required disclosures to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.

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

As of September 30, 2009, the administrative agent for the Exit Facility required the Company to fully collateralize the swap liability with cash in the amount of $7.6 million. This cash collateral is presented as restricted cash on the condensed consolidated balance sheet as of September 30, 2009.

The fair value of derivative contracts is summarized in the following table:

(In thousands)	Derivative Liabilities
Derivatives designated as hedging instruments under Statement 133	Balance	Fair Value
	Sheet	September 30,	December 31,
	Location	2009	2008

Interest rate swap	Other liabilities	$7,170	$8,512

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

	Successor
	Three Months Ended September 30, 2009
(In thousands)	Amount of Gain or (Loss) Recognized in OCI on	Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated
Derivatives in Statement 133 cash flow hedging relationships	Derivative (Effective Portion)	OCI into Income (Effective Portion)	OCI into Income (Effective Portion)

Interest rate swap	$(240)	Interest expense	$816

	Successor
	Five Months Ended September 30, 2009
(In thousands)	Amount of Gain or (Loss) Recognized in OCI on	Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated
Derivatives in Statement 133 cash flow hedging relationships	Derivative (Effective Portion)	OCI into Income (Effective Portion)	OCI into Income (Effective Portion)

Interest rate swap	$238	Interest expense	$1,115

	Predecessor
	Four Months Ended April 30, 2009
(In thousands)	Amount of Gain or (Loss) Recognized in OCI on	Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated
Derivatives in Statement 133 cash flow hedging relationships	Derivative (Effective Portion)	OCI into Income (Effective Portion)	OCI into Income (Effective Portion)

Interest rate swap	$951	Interest expense	$974

The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $4,079.

22. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements.

(In thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Interest rate swap	$—	$7,170	$—	$7,170

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt is based on quoted market prices. The carrying value and fair value of the Company’s Secured Notes as of September 30, 2009 was $162,667 and $184,800, respectively.

23. Other Income (Expense)

Other income (expense) consisted of the following:

	Successor	Predecessor
(In thousands)	Three Months Ended September 30, 2009	Three months Ended September 30, 2008
Foreign exchange losses	$(1,819)	$(2,347)
Royalty income	187	349
Royalty expense	(185)	(160)
Interest income	12	35
Other income (expense)	(13)	33

Other income (expense), net	$(1,818)	$(2,090)

	Successor	Predecessor
(In thousands)	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine months Ended September 30, 2008
Foreign exchange gains (losses)	$1,527	$1,321	$(3,488)
Royalty income	296	418	1,265
Royalty expense	(240)	(185)	(571)
Interest income	20	12	129
Other expense	(13)	(23)	8

Other income (expense), net	$1,590	$1,543	$(2,657)

24. Supplemental Sales Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net sales by country were as follows:

	Successor	Predecessor
(In thousands)	Three months Ended September 30, 2009	Three months Ended September 30, 2008
United States	$121,874	$184,727
United Kingdom	31,632	39,791
Other	4,027	5,611

	$157,533	$230,129

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

	Successor	Predecessor
(In thousands)	Five Months Ended September 30, 2009	Four Months Ended April 30, 2009	Nine months Ended September 30, 2008
United States	$217,127	$180,086	$544,813
United Kingdom	54,911	33,733	121,022
Other	6,701	3,362	21,941

	$278,739	$217,181	$687,776

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

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,431	$386	$—	$1,817
Intercompany receivables	—	188,132	8,548	(196,680)	—
Accounts receivable, net	—	38,858	4,334	—	43,192
Inventories, net	—	49,634	5,300	—	54,934
Prepaid expenses and other current assets	12	7,461	785	—	8,258
Deferred income taxes	—	—	—	—	—

Total current assets	12	285,516	19,353	(196,680)	108,201

Property, plant and equipment, net	—	154,497	9,479	—	163,976
Goodwill and intangible assets	—	153,089	—	—	153,089
Investment in subsidiaries	434,657	21,403	—	(456,060)	—
Restricted cash	—	7,589	—	—	7,589
Other assets	187	1,498	316	—	2,001

Total assets	$434,856	$623,592	$29,148	$(652,740)	$434,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$12,588	$—	$—	$—	$12,588
Accounts payable and accrued liabilities	2,369	81,052	3,575	—	86,996
Intercompany payable	161,134	34,192	1,354	(196,680)	—
Deferred income taxes	—	295	(20)	—	275

Total current liabilities	176,091	115,539	4,909	(196,680)	99,859

Long-term debt	162,667	—	—	—	162,667
Pension and postretirement liabilities	—	28,999	950	—	29,949
Deferred income taxes	(5,790)	38,002	987	—	33,199
Other liabilities	7,167	6,395	899	—	14,461

Total liabilities	340,135	188,935	7,745	(196,680)	340,135

Commitments and contingencies

Stockholders’ equity (deficit)	94,721	434,657	21,403	(456,060)	94,721

Total liabilities and stockholders’ equity (deficit)	$434,856	$623,592	$29,148	$(652,740)	$434,856

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

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

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$153,506	$4,027	$—	$157,533
Cost of products sold, excluding depreciation	—	136,526	3,525	—	140,051
Depreciation and amortization	—	12,761	171	—	12,932

Gross profit	—	4,219	331	—	4,550

Selling and administrative expenses	—	4,911	(14)	—	4,897
Research and technology expenses	—	1,865	—	—	1,865
Provision for restructuring		816			816
Gain on disposal of assets	—	(223)	—	—	(223)

Total operating expenses	—	7,369	(14)	—	7,355

Operating income	—	(3,150)	345	—	(2,805)
Interest expense	(8,606)	(158)	158	—	(8,606)
Reorganization items, net	866	(1,370)	—	—	(504)
Other income (expense), net	—	(1,855)	37	—	(1,818)

Income (loss) from continuing operations before income taxes	(7,740)	(6,533)	540	—	(13,733)
(Provision for) benefit from income taxes	5,790	(2,154)	(79)	—	3,557

Income (loss) from continuing operations	(1,950)	(8,687)	461	—	(10,176)
Equity earnings	(8,256)	431	—	7,825	—
Loss from discontinued operations, net of taxes	—	—	(30)	—	(30)

Net income (loss)	$(10,206)	$(8,256)	$431	$7,825	$(10,206)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$224,518	$5,611	$—	$230,129
Cost of products sold, excluding depreciation	—	210,448	5,884	—	216,332
Depreciation and amortization	—	8,501	147	—	8,648

Gross profit	—	5,569	(420)	—	5,149

Selling and administrative expenses	—	5,813	137	—	5,950
Research and technology expenses	—	1,825	—	—	1,825
Provision for restructuring	—	1,168	—	—	1,168
Gain on disposal of assets	—	(1,188)	—	—	(1,188)

Total operating expenses	—	7,618	137	—	7,755

Operating loss	—	(2,049)	(557)	—	(2,606)
Interest expense	(9,366)	(400)	150	—	(9,616)
Other income (expense), net	—	(2,078)	(12)	—	(2,090)

Loss from continuing operations before income taxes	(9,366)	(4,527)	(419)	—	(14,312)
Provision for income taxes	—	94	(31)	—	63

Loss from continuing operations	(9,366)	(4,433)	(450)	—	(14,249)
Equity earnings	(4,850)	(417)	—	5,267	—
Income from discontinued operations, net of taxes	—	—	33	—	33

Net income (loss)	$(14,216)	$(4,850)	$(417)	$5,267	$(14,216)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Operations

For the five months ended September 30, 2009

(In thousands)

(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$272,038	$6,701	$—	$278,739
Cost of products sold, excluding depreciation	—	238,629	5,480	—	244,109
Depreciation	—	19,741	255	—	19,996

Gross profit	—	13,668	966	—	14,634
Selling and administrative expenses	—	7,912	124	—	8,036
Research and technology expenses	—	3,094	—	—	3,094
Provision for restructuring		1081			1,081
Gain on disposal of assets	—	(226)	—	—	(226)

Total operating expenses	—	11,861	124	—	11,985

Operating income	—	1,807	842	—	2,649
Interest expense	(14,394)	(264)	264	—	(14,394)
Reorganization items, net	(1,671)	—	—	—	(1,671)
Other income (expense), net	—	1,502	88	—	1,590

Income (loss) from continuing operations before income taxes	(16,065)	3,045	1,194	—	(11,826)
(Provision for) benefit from income taxes	5,790	(1,124)	(304)	—	4,362

Income (loss) from continuing operations	(10,275)	1,921	890	—	(7,464)
Equity earnings	2,721	800	—	(3,521)	—
Income from discontinued operations, net of taxes	—	—	(90)	—	(90)

Net income (loss)	$(7,554)	$2,721	$800	$(3,521)	$(7,554)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Income

For the four months ended April 30, 2009

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$213,819	$3,362	$—	$217,181
Cost of products sold, excluding depreciation	—	185,975	3,562	—	189,537
Depreciation and amortization	—	9,507	226	—	9,733

Gross profit	—	18,337	(426)	—	17,911

Selling and administrative expenses	—	6,802	203	—	7,005
Research and technology expenses	—	2,698	—	—	2,698
Provision for restructuring	—	648	—	—	648
Gain on disposal of assets	—	(396)	—	—	(396)

Total operating expenses	—	9,752	203	—	9,955

Operating income (loss)	—	8,585	(629)	—	7,956
Interest expense	(5,566)	(204)	204	—	(5,566)
Reorganization items, net	77,853	61,679	4,636	—	144,168
Other income (expense), net	—	1,546	(3)	—	1,543

Income from continuing operations before income taxes	72,287	71,606	4,208	—	148,101
Provision for income taxes	—	(36,944)	(863)	—	(37,807)

Income from continuing operations	72,287	34,662	3,345	—	110,294
Equity earnings	37,911	3,249	—	(41,160)	—
Loss from discontinued operations, net of taxes	—	—	(96)	—	(96)

Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales	$—	$665,835	$21,941	$—	$687,776
Cost of products sold, excluding depreciation	—	613,578	20,456	—	634,034
Depreciation	—	23,933	531	—	24,464

Gross profit	—	28,324	954	—	29,278

Selling and administrative expenses	—	17,109	430	—	17,539
Research and technology expenses	—	6,180	—	—	6,180
Provision for restructuring	—	1,974	—	—	1,974
Gain on disposal of assets	—	(1,227)	—	—	(1,227)

Total operating expenses	—	24,036	430	—	24,466

Operating income	—	4,288	524	—	4,812
Interest expense	(28,329)	(1,097)	433	—	(28,993)
Other income (expense), net	—	(2,699)	42	—	(2,657)

Income (loss) from continuing operations before income taxes	(28,329)	492	999	—	(26,838)
Benefit from income taxes	—	8	87	—	95

Income (loss) from continuing operations	(28,329)	500	1,086	—	(26,743)
Equity earnings	1,565	1,065	—	(2,630)	—
Loss from discontinued operations, net of taxes	—	—	(21)	—	(21)

Net income (loss)	$(26,764)	$1,565	$1,065	$(2,630)	$(26,764)

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the five months ended September 30, 2009

(In thousands)

(Unaudited)

	Successor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(7,554)	$2,721	$800	$(3,521)	$(7,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13	19,714	346	—	20,073
Debt accretion	8,392	—	—	—	8,392
Stock-based compensation	—	—	—		—
Gain on disposal of assets	—	(226)	—	—	(226)
Reorganization items	(6,489)		—	—	(6,489)
Fresh Start accounting adjustment	—	—	—	—	—
Equity earnings	(2,721)	(800)	—	3,521	—
Changes in operating assets and liabilities	(8,122)	(7,781)	(2,529)	—	(18,432)

Net cash provided by (used in) operating activities	(16,481)	13,628	(1,383)	—	(4,236)

Cash flows from investing activities:
Restricted cash		1,738	—	—	1,738
Purchases of property, plant and equipment	—	(4,676)	(380)	—	(5,056)
Proceeds from the sale of property, plant and equipment	—	6	—	—	6

Net cash used in investing activities	—	(2,932)	(380)	—	(3,312)

Cash flows from financing activities:
Costs associated with exit facility	(200)		—	—	(200)
Proceeds from Revolver loan	306,000	—	—	—	306,000
Repayment of Revolver loan	(298,412)	—	—	—	(298,412)
Net change in intercompany loans	9,093	(10,642)	1,549	—	—

Net cash provided by (used in) financing activities	16,481	(10,642)	1,549	—	7,388

Effect of exchange rate changes on cash and cash equivalents	—	60	33	—	93

Net increase (decrease) in cash and cash equivalents	—	114	(181)	—	(67)
Cash and cash equivalents at beginning of period	—	1,317	567	—	1,884

Cash and cash equivalents at end of period	$—	$1,431	$386	$—	$1,817

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the four months ended April 30, 2009

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317	9,514	229	—	10,060
Stock-based compensation	—	591	—	—	591
Gain on disposal of assets	—	(396)	—	—	(396)
Reorganization items	(79,299)	—	—	—	(79,299)
Fresh Start accounting adjustments	2,654	(66,127)	(4,636)	—	(68,109)
Equity earnings	(37,911)	(3,249)	—	41,160	—
Changes in operating assets and liabilities	(46)	42,547	1,955	—	44,456

Net cash provided by (used in) operating activities	(4,087)	20,791	797	—	17,501

Cash flows from investing activities:
Restricted cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(5,557)	(166)	—	(5,723)
Proceeds from the sale of property, plant and equipment	—	149	—	—	149

Net cash used in investing activities	—	(14,735)	(166)	—	(14,901)

Cash flows from financing activities:
Proceeds from Revolver loan	212,723	—	—	—	212,723
Repayment of Revolver loan	(227,723)	—	—	—	(227,723)
Net change in intercompany loans	19,087	(18,680)	(407)	—	—

Net cash provided by (used in) financing activities	4,087	(18,680)	(407)	—	(15,000)

Effect of exchange rate changes on cash and cash equivalents	—	8	(16)	—	(8)

Net increase (decrease) in cash and cash equivalents	—	(12,616)	208	—	(12,408)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,317	$567	$—	$1,884

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008

(In thousands)

(Unaudited)

	Predecessor
	Parent	Guarantors	Non- Guarantors	Eliminations	Total Company
Cash flows from operating activities:
Net income (loss)	$(26,764)	$1,565	$1,065	$(2,630)	$(26,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	25,452	531	—	25,983
Stock-based compensation	—	472	—	—	472
Gain on disposal of assets	—	(1,227)	—	—	(1,227)
Equity earnings	(1,565)	(1,065)	—	2,630	—
Changes in operating assets and liabilities	3,221	(5,007)	(1,918)	—	(3,704)

Net cash provided by (used in) operating activities	(25,108)	20,190	(322)	—	(5,240)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(19,824)	(224)	—	(20,048)
Proceeds from the sale of property, plant and equipment	—	1,845	—	—	1,845

Net cash used in investing activities	—	(17,979)	(224)	—	(18,203)

Cash flows from financing activities:
Proceeds from Revolver loan	617,663	—	—	—	617,663
Repayment of Revolver loan	(594,929)	—	—	—	(594,929)
Net change in intercompany loans	2,374	(2,519)	145	—	—
Costs associated with debt refinancing	—	—	—	—	—

Net cash provided by (used in) financing activities	25,108	(2,519)	145	—	22,734

Effect of exchange rate changes on cash and cash equivalents	—	(87)	(5)	—	(92)

Net decrease in cash and cash equivalents	—	(395)	(406)	—	(801)
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$2,899	$554	$—	$3,453

Constar International Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollar and share amounts in thousands, unless otherwise noted)

(Unaudited)

26. Subsequent Event

In connection with the Plan, the Company was authorized—without further shareholder approval—to issue 194 thousand shares of common stock to employees and directors. Two-thirds of this amount, or 130 thousand shares, were to be in the form of stock options. On November 5, 2009 the Company’s stockholders approved the Constar International Inc. 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to allow the Company to issue such 130 thousand shares as either stock options or as performance shares. The Company will issue such 130 thousand shares under the 2009 Plan, and not under the authority provided by the Plan. The 2009 Plan is administered by the Compensation and Benefits Committee of the Board of Directors, which determines all terms of the awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a manufacturer of polyethylene terephthalate (“PET”) plastic containers for food and beverages. In addition, the Company produces plastic closures representing approximately 5% of consolidated net revenues for the first nine months of 2009. Approximately 80% of the Company’s consolidated net revenues for the first nine months of 2009 were generated in the United States, with the remainder attributable to the Company’s European operations. During the third quarter of 2009, Pepsi accounted for approximately 30% of the Company’s consolidated net revenues and the Company’s top ten customers accounted for an aggregate of approximately 63% of the Company’s consolidated net revenues. Approximately 67% of the Company’s consolidated net revenues in the first nine months of 2009 related to conventional PET containers which are primarily used for carbonated soft drinks (“CSD”) and bottled water. Approximately 28% of the Company’s consolidated net revenues in the first nine months of 2009 related to custom PET containers that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages. Consolidated PET volume declined 15.8% in the first nine months of 2009 as compared to the same period last year.

Consolidated conventional unit volume declined by 17% for the nine months ended September 30, 2009 as compared to the same period last year. The decline was primarily driven by lower volume in the United States due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued economic impact on the convenience and gas distribution channel which is the main distribution channel for our single serve beverage containers, and a further shift to in-house blow-molding of water containers. The Company expects that water bottlers will continue to shift towards manufacturing their own single serve water bottles. The Company believes that this trend is reaching the end of its cycle, with the majority of single serve water bottles now being produced in-house. Water bottle revenue is expected to represent approximately 6% of the Company’s 2009 consolidated revenue. The Company has also experienced certain CSD customers shifting to self manufacturing of bottles with the Company supplying the requisite preform requirements. The potential exists for additional movement toward selective self-manufacturing of CSD packages by large beverage companies. However, CSD self-manufacturing infrastructure costs are much higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company believes that the potential exists for a transition over time at selected locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and space to add blow-molding equipment exist along with the availability of capital. The Company believes that in most cases, customers will continue to purchase water and CSD preforms to support their in-house blow-molding operations from merchant suppliers. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, and retaining the replacement preform volume at acceptable margins. As a result of the aforementioned trend, the Company’s conventional volume and sales mix has shifted from bottles to preforms. For the nine months ended September 30, 2009, preforms represented approximately 49% of consolidated conventional unit volume as compared to 29% during the same period last year.

The Company is also a producer of higher profit custom PET products that are used in such packaging applications as hot-filled beverages, food, household chemicals, beer and flavored alcoholic beverages, most of which require containers with special performance characteristics. On average, the margins in the custom segment are higher than the conventional segment. In addition, proprietary technology and product differentiation provide higher margins than custom products produced from commonly available technology. The Company’s strategy is to increase its presence in this higher profit and growth segment of the market. For custom products that require oxygen barrier technology, the Company believes its portfolio of oxygen scavenging technologies (Oxbar ®, MonOxbar ® and DiamondClear ®) are the best performing oxygen barrier technologies in the market today. The key Oxbar patents have expired. The Company believes that DiamondClear containers provide superior clarity to MonOxbar containers, and will continue to provide the Company with a competitive advantage even as the Oxbar patents expire. On July 22, 2009, the Company completed an additional Food and Drug Administration Food Contact Notification for DiamondClear that expands the potential applications of DiamondClear. The Company believes that there are significant growth opportunities for the conversion of glass and metal containers to PET containers for small sized bottled teas, energy drinks, flavored alcoholic beverages and various food applications. Approximately 28% of the Company’s consolidated net revenues in the first nine months of 2009 related to custom PET containers. Custom unit volume decreased 11.1% in the nine months ended September 30, 2009 as compared to the same period in

2008. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred, custom unit volume would have increased 10.0% for the nine months of 2009 as compared to the same period in 2008. The Company was informed by one of its custom customers, accounting for approximately 5.6% of consolidated net revenues for the nine months ended September 30, 2009, that it will not renew its contract which expires on December 1, 2009. This contract was for preforms used for aseptically filled juice bottles, and this contract generated significantly lower gross profit than the average of the Company’s remaining custom volume.

In negotiations with certain customers for the continuation and extension of supply agreements, the Company has historically agreed to price concessions. In 2009, the Company currently expects to achieve a net positive impact of price increases of between $2 million and $3 million as compared to 2008.

The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 25-35% of our customer contracts may be scheduled to expire. Customers often put such contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business.

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

Basis of Presentation

As of May 1, 2009, the Company adopted fresh-start accounting. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4 – “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further details.

For discussions on the results of operations, the Company has combined the results of operations for the four months ended April 30, 2009 with the results of operations for the five months ended September 30, 2009. The combined periods have been compared to the three and nine months ended September 30, 2008. The Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.

In accordance with ASC 205-20, “Discontinued Operations”, the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 6 – “Discontinued Operations” in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Results of Operations

Net Sales

PET containers can be sold either as finished bottles or as preforms. Preforms are test tube-shaped intermediate products in the bottle manufacturing process and are purchased by customers or other PET container manufacturers that operate equipment to convert preforms into bottles. Unit selling prices for preforms are lower than unit selling prices for corresponding finished bottles because of their lower added value. Historically, in the United States, the Company’s customers typically purchased bottles while its European customers purchased preforms. Given the recent trend in the United States towards self manufacturing of CSD and water bottles, preform volume has increased. Preforms represented 27.5% of the conventional volume in the United States for the nine month period ended September 30, 2009 as compared to 4.4% for the same period last year.

From year to year, the composition of the Company’s portfolio of products changes significantly due to changes in the Company’s customer base and changes in its product mix. Greater proportions of larger, heavier or more specialized bottles will lead to higher net sales, even if total unit volumes remain stable.

Many of the Company’s products have seasonal demand characteristics typically resulting in higher sales and profits in the second and third quarters compared to the first and fourth quarters. Sales of single service convenience beverage bottles are typically strongest in the summer months. Some potential high-growth product categories are developed first in conjunction with seasonal promotions and in stadium and special events markets. All of Constar’s sales are subject to marketing actions taken by customers as they adjust their mix of product presentations.

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume.

Period to period comparisons of net sales may not be meaningful indicators of actual performance because the effects of cost pass-through mechanisms are affected by the magnitude and timing of these price changes.

Three Months Ended September 30, 2009 and 2008

(dollars in millions)	Three months ended September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
United States	$121.9	$184.7	$(62.8)	(34.0)%
Europe	35.6	45.4	(9.8)	(21.6)%

Total	$157.5	$230.1	$(72.6)	(31.6)%

The decrease in United States net sales in the third quarter of 2009 as compared to the third quarter of 2008 was driven primarily by lower volumes of $38.8 million, the negative impact of the mix shift to preforms from bottles of $6.8 million and the pass through of lower resin costs to customers accounting for approximately $17.2 million of the sales decline. Total U.S. PET unit volume decreased 25.0% in 2009 from the third quarter of 2008. This decrease reflects a conventional unit volume decline of 27.8% and a custom unit volume decline of 16.5%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued movement of water bottlers to self-manufacturing and the impact of the general economic conditions in the United States. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred, custom unit volume would have increased 5.8% and conventional unit volume would have decreased by 35.3% in the third quarter of 2009 as compared to the third quarter of 2008.

The decrease in European net sales in the third quarter of 2009 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar of approximately $5.1 million, the pass through of lower resin costs to customers accounting for approximately $2.7 million and a volume and mix decline of $1.7 million. European PET volume increased 1.8% while closure volume decreased 14.6% in the third quarter of 2009 as compared to the same period last year.

Gross Profit

Cost of products sold includes raw material costs, principally PET resin, other direct and indirect manufacturing costs and shipping and handling costs. PET resin is the largest component of cost of products sold. The price the Company pays for PET resin is subject to frequent fluctuations resulting from cost changes in the raw materials for PET, which are affected by prices of oil and its derivatives in the United States and overseas markets, normal supply and demand influences, and seasonal demand effects. Direct and indirect manufacturing costs include labor costs, electricity and other utilities, product handling and storage costs, maintenance expense and other fixed and variable expenses required to operate the Company’s plants. The Company’s cost of products sold also includes expenses for the engineering, production control and manufacturing administration activities that support plant operations.

Substantially all of the Company’s sales are made pursuant to mechanisms that allow the Company to pass through changes in resin prices to its customers. In addition, the Company has the ability to pass through certain changes in transportation and energy costs on the majority of its volume under contract.

Period to period comparisons of gross profit and gross profit as a percentage of net sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of the adjustments. For example, assuming gross profit is a constant, when pass through related costs increase, the Company’s net sales will increase as a result of the costs passed through to customers, and gross profit as a percent of net sales will decline. The opposite is true during periods of decreasing costs; the Company’s net sales will be lower causing gross profit as a percent of net sales to increase.

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

(dollars in millions)	Three months ended September 30,		Increase (Decrease)
	2009	2008
United States	$2.6	$6.5	$(3.9)
Europe	2.0	(1.4)	3.4

Total	$4.6	$5.1	$(0.5)

Percent of net sales	2.9%	2.2%

In the United States, the decline in gross profit for the three months ended September 30, 2009 is primarily due to the impact of reduced sales volume of $11.3 million, increased depreciation expense of $4.7 million, and other miscellaneous cost increases, offset in part by cost reductions from the Company’s restructuring programs and increased prices of $7.4 million, reduced utility and transportation costs of $3.8 million, and the elimination of the negative impact of one-time adjustments of $1.2 million that were recorded in 2008. During the three months ended September 30, 2009, the Company accelerated the depreciation on idled machinery and equipment resulting in a non-recurring charge of $2.0 million. The remainder of the increase in depreciation was primarily due to the revaluation of the Company’s assets as a result of its adoption of fresh-start accounting.

The gross profit improvement in Europe was driven primarily by increased volume of $1.0 million and reduced energy and other manufacturing costs of $1.7 million.

Selling and Administrative Expenses

Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities. It does not include depreciation and amortization charges.

Selling and administrative expenses decreased $1.1 million in the third quarter of 2009 as compared to the third quarter of 2008 driven primarily by reduced payroll expenses of $0.5 million, reduced expenditures for outside consultants of $0.4 million and reduced travel and entertainment expenses of $0.2 million.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $1.9 million in the third quarter of 2009 and $1.8 million in the third quarter of 2008.

Provision for Restructuring

Restructuring charges were $0.8 million for the third quarter of 2009 compared to $1.2 million in the third quarter of 2008. The restructuring charges recorded in the third quarter of 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi cold-fill agreement, the shutdown of the Company’s Cheraw, South Carolina facility in August 2009 and the 2008 shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges in 2009 consist primarily of facility exit costs. See Note 13 – “Restructuring” in Notes to the accompanying Condensed Consolidated Financial Statements for additional information.

Interest Expense

Interest expense decreased $1.0 million to $8.6 million in the third quarter of 2009 from $9.6 million in the third quarter of 2008 primarily due to the conversion of the Company’s Senior Subordinated Notes of $175 million to common stock as part of the Company’s Plan which reduced interest expense by approximately $4.8 million and lower average borrowings under the Company’s credit facility of $14.5 million This was offset in part by the non-cash accretion of $5.1 million of the fair market value of the Company’s Senior Secured Floating Rate Notes to their face value at maturity and increased interest rates under the Company’s credit facility.

Reorganization Items, net

During the third quarter of 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company recorded a gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting adjustments as reorganization items. See Note 4 – “Fresh Start Accounting” to the Condensed Consolidated Financial Statements for further discussion of reorganization items.

Other Income (Expense), net

Other income (expense), net primarily includes gains and losses on foreign currency transactions including the impact of currency fluctuations on intra-company loan balances, royalty income and expense and interest income.

Other income (expense), net was $1.8 million in the third quarter of 2009 compared to $2.1 million in the third quarter of 2008. The net expense in each period primarily resulted from the negative impact of foreign currency on the translation of intra-company balances and reduced royalty income.

Provision for Income Taxes

In the third quarter of 2009, the Company recorded a benefit from income taxes related to continuing operations of $3.6 million compared to a benefit from income taxes of $0.1 million in the third quarter of 2008, primarily as a result of the adoption of fresh-start accounting. The loss from continuing operations before taxes was $13.7 million in the third quarter of 2009 compared to losses of $14.3 million in the third quarter of 2008.

Total unrecognized income tax benefits as of September 30, 2009 and December 31, 2008 were $0.7 million and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Nine Months Ended September 30, 2009 and 2008

Net Sales

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
United States	$397.2	$544.8	$(147.6)	(27.1)%
Europe	98.7	143.0	(44.3)	(31.0)%

Total	$495.9	$687.8	$(191.9)	(27.9)%

The decrease in United States net revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by lower volumes of $76.5 million, the negative impact of a mix shift from bottles to preforms of approximately $33.0 million and the pass through of lower resin costs to customers of approximately $39.8 million. Total U.S. PET unit volume decreased 20.2% for the nine months ended September 30, 2009 as compared to the same period in 2008. This decrease reflects a conventional unit volume decline of 23.2% and a custom unit volume decline of 11.1%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued movement of water bottlers to self-manufacturing and the impact of the general economic condition in the United States. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred, custom unit volume would have increased 10% and conventional unit volume decreased by 30.4% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

The decrease in European net revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar of $24.4 million, a decrease in total unit volume and negative product mix of $16.4 million and the pass through of lower resin costs to customers of $3.3 million. European PET volume decreased 0.4% and closure volume decreased 18.7% in the nine months ended September 30, 2009 as compared to the same period last year.

Gross Profit

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)
	2009	2008
United States	$27.3	$27.9	$(0.6)
Europe	5.2	1.4	3.8

Total	$32.5	$29.3	$3.2

Percent of net sales	6.6%	4.3%

The decrease in gross profit in the United States for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily reflects the impact of reduced volume under the new Pepsi agreement and other sales declines of $28.0 million, offset in part by the net impact of the Company’s restructuring programs and price increases of $25.8 million, a $1.6 million impact due to a non-cash fresh-start accounting adjustment that increased the opening inventory of the Successor company, and other cost increases. Gross profit was also reduced by increased depreciation expense of $5.3 million. During the nine months ended September 30, 2009, the Company accelerated the depreciation on idled machinery and equipment resulting in a non-recurring charge of $2.0 million. The remainder of the increase in depreciation was primarily due to the revaluation of the Company’s assets as a result of its adoption of fresh-start accounting. This decrease in gross profit was offset in part by reduced energy and transportation costs of $9.2 million and a non-recurring decrease in employee benefit costs of $2.3 million.

The increase in gross profit in Europe for the nine months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by increased volume of $1.0 million and reduced energy and other manufacturing costs of $1.7 million and lower depreciation expense of $1.1 million.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.5 million, or 14%, to $15.0 million for the nine months ended September 30, 2009 from $17.5 million for the nine months ended September 30, 2008. Due to the Company’s restructuring programs, payroll expense has been reduced by $1.4 million which has been offset by an increase in the current year bonus accrual of $0.8 million. This decrease also reflects a $1.5 million decrease in legal and other professional fees and a $0.7 million decrease in travel and entertainment expenses.

Research and Technology Expenses

Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $5.8 million for the nine months ended September 30, 2009 and $6.2 million for the nine months ended September 30, 2008.

Provision for Restructuring

Restructuring charges were $1.7 million for the nine months ended September 30, 2009 compared to $2.0 million for the nine months ended September 30, 2008. The restructuring charges recorded for the nine months ended September 30, 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi cold-fill agreement, the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business and the closure of the Company’s Cheraw, South Carolina facility. The restructuring charges consist of $1.6 million of facility exit costs and $0.1 million of severance and other costs. See Note 13 – “Restructuring” in the notes to the accompanying Condensed Consolidated Financial Statements for additional information.

Interest Expense

Interest expense decreased $9.1 million to $19.9 million for the nine months ended September 30, 2009 from $29.0 million for the nine months ended September 30, 2008 primarily due to the conversion of the Company’s Senior Subordinated Notes of $175 million to common stock as part of the Company’s Plan which reduced interest expense by approximately $14.4 million and lower average borrowings under the Company’s credit facility of $12.5 million. This was offset by the accretion of $8.4 million of the fair market value of the Company’s Senior Secured Floating Rate Notes to their face value at maturity and increased borrowing costs under the Company’s credit facility.

Reorganization Items, net

During the nine months ended September 30, 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company recorded the gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting adjustments as reorganization items. See Note 4 “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements for further discussion of reorganization items.

Other (Income) Expense, net

Other income, net was $3.1 million for the nine months ended September 30, 2009 compared to other expense, net of $2.7 million for the nine months ended September 30, 2008. The income for the nine months ended September 30, 2009 primarily resulted from the positive impact of foreign currency on the translation of intra-company balances and royalty income.

Provision for Income Taxes

For the nine months ended September 30, 2009, the Company recorded a provision for income taxes related to continuing operations of $33.4 million compared to a benefit from income taxes of $0.1 million for the nine months ended September 30, 2008, primarily due to the adoption of fresh-start accounting. Income from continuing operations before taxes was $136.3 million for the nine months ended September 30, 2009 compared to losses of $26.8 million for the nine months ended September 30, 2008.

Total unrecognized income tax benefits as of September 30, 2009 and December 31, 2008, were $0.7 million and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2009 and December 31, 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as necessary if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Liquidity and Capital Resources

In connection with the consummation of the Plan, on the Effective Date, the Company’s existing revolving credit facility, the Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement was converted into an exit facility with substantially the same terms (the “Exit Facility”). Also in connection with the consummation of the Plan, the Company and its lenders entered into Amendment No. 2 to the Exit Facility, primarily for the purposes of updating certain schedules to the Exit Facility and permitting the Company’s Dutch subsidiary, Constar International Holland (Plastics) B.V., which is neither a party to nor a guarantor of the Exit Facility, to enter into separate financing arrangements.

The Exit Facility’s scheduled expiration date is December 31, 2011. However, the Exit Facility may be terminated earlier in the case of an event of default. Events of default include, among other things, a failure to refinance the Secured Notes (as defined below) at least 90 days prior to the scheduled expiration date of the Exit Facility, or a failure to deliver an unqualified audit opinion in connection with any year’s audit which may take place if the Secured Notes are not refinanced prior to the issuance of the Company’s SEC Form 10-K for the year ended December 31, 2010 which is expected to be filed in March 2011. The Exit Facility provides for revolving borrowings of up to $75 million, with a sublimit of $15 million in the case of letters of credit and $15 million in the case of swing loans. The amount available under the facility is subject to a minimum Available Credit requirement of $5 million. Available Credit is generally defined as the excess of the lesser of $75 million or the borrowing base, in each case minus any availability reserve imposed by the administrative agent in its discretion, over the amount of loans and letter of credit obligations outstanding under the credit facility. The borrowing base is generally defined as described below. The effect of the Available Credit requirement is that no more than $70 million is available to the Company under the credit facility. The amount available under the Exit Facility is also subject to a minimum Collateral Availability requirement of $15 million. Collateral Availability is generally defined as the excess of the borrowing base over the amount of loans and letter of credit obligations outstanding under the credit facility. The effect of the Collateral Availability requirement is that the borrowing base must be at least $85 million in order for the Company to access all $70 million otherwise available under the credit facility.

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

The Exit Facility contains certain financial covenants. The Company must maintain minimum Available Credit of $5 million and minimum Collateral Availability of $15 million. Capital Expenditures may not exceed $24 million in 2009, $28 million in 2010 and $22 million in 2011; provided, however, that to the extent that actual Capital Expenditures for the Fiscal Year ended December 31, 2009 or any Fiscal Year thereafter shall be less than the maximum amount set forth above for such Fiscal Year (without giving effect to any carryover permitted by this proviso), 75% of the difference between said stated maximum amount and the amount of actual Capital Expenditures shall, in addition, be available for Capital Expenditures in the next succeeding Fiscal Year. If Collateral Availability during any Fiscal Quarter is less than $30 million for any period of three consecutive Business Days, the Company must maintain Consolidated EBITDA (which is a term defined under the Exit Facility and which we refer to as “Credit

Agreement Consolidated EBITDA” as further discussed below) of not less than $40 million, calculated on a trailing twelve month basis as of the last day of such Fiscal Quarter. If Collateral Availability falls below $30 million for three consecutive business days and minimum Credit Agreement Consolidated EBITDA is not maintained, a default under the Exit Facility would occur and the lenders could elect to declare all amounts borrowed to be immediately due and payable. Any such acceleration would also result in a default under the indenture of the Senior Secured Floating Rate Notes. The Exit Facility contains other customary covenants and events of default. As of September 30, 2009, the Company was in compliance with these covenants.

Covenants in the Exit Facility limit the ability of the Company and its subsidiaries to:

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

Events of default under the Exit Facility include, but are not limited to, a default in the payment of any principal, interest or fees due under the Exit Facility, or in the payment of material indebtedness; a breach of representations or covenants; a change in control, as defined under both the Exit Facility and the indenture governing the Secured Notes; the Company becoming subject to certain judgments or pension liabilities; the insolvency of the Company; the Company’s failure to refinance the Secured Notes at least 90 days prior to the scheduled expiration date of the Exit Facility, a failure to deliver an unqualified audit opinion in connection with any year’s audit which may take place if the Secured Notes are not refinanced prior to the issuance of the Company’s SEC Form 10-K for the year ended December 31, 2010 which is expected to be filed in March 2011, or a refinancing of such Secured Notes on terms materially adverse to the lenders under the Exit Facility. If an event of default shall occur and be continuing under the Exit Facility, either the administrative agent or the requisite lenders may accelerate the maturity of the Exit Facility. The covenants, events of default and acceleration rights described above are subject to important exceptions and qualifications, which are described in the Exit Facility filed by the Company with the SEC.

Credit Agreement Consolidated EBITDA is defined as EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) further adjusted to exclude extraordinary items, non-recurring transaction expenses related to Chapter 11, certain restructuring items, all other non-cash gains or losses and all other non-cash items, including foreign currency gains/losses, additions to certain reserves, impairment charges, accounting changes, financing costs, stock grants, required in calculating covenant compliance under the Exit Facility, as shown in the table below. Credit Agreement Consolidated EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator or operating performance or to cash flow as a measure of liquidity. We believe that the inclusion of covenant compliance EBITDA in this report is appropriate to provide additional information to investors about the calculation of certain financial covenants in the Exit Facility which we believe are material terms of the Exit Facility. Because not all companies use identical calculations, these presentations of Credit Agreement Consolidated EBITDA may not be comparable to other similarly titled measures of other companies. A reconciliation of net income to Credit Agreement Consolidated EBITDA is as follows:

Reconciliation of net income to EBITDA

(in thousands)	Four Quarters Ended September 30, 2009
Net income	$71,573
Interest expense	29,623
Income taxes	33,093
Depreciation and amortization	38,077

EBITDA	$172,366

Reconciliation of EBITDA to Credit Agreement Consolidated EBITDA

(in thousands)	Four Quarters Ended September 30, 2009
EBITDA	$172,366
Cash restructuring charges	2,486
Cash reorganization costs	15,000
Gain from discharge of debt	(84,745)
Gain from fresh-start accounting adjustments	(68,108)
Other non-cash charges (i)	13,559

Credit Agreement Consolidated EBITDA	$50,558

(i)	Includes foreign currency translation gains/losses and non-cash charges.

Collateral under the Exit Facility is composed of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s Dutch subsidiary, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.

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

The indenture governing the Secured Notes restricts, among other things, the Company’s ability, and the ability of the Company’s restricted subsidiaries, to:

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

The indenture governing the Secured Notes includes such events of default as failure to pay principal or interest due, failure to observe certain covenants, failure to pay certain other indebtedness after final maturity or acceleration, failure to pay certain judgments, and insolvency. If an event of default shall occur and be continuing under the indenture governing the Secured Notes, either the trustee or the holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. The covenants, events of default and acceleration rights described above are subject to important exceptions and qualifications, which are described in the indenture filed by the Company with the SEC. As of September 30, 2009, the Company was in compliance with these covenants.

At September 30, 2009, there was $220.0 million (face value) outstanding on the Secured Notes, $12.6 million outstanding on the Exit Facility, and $6.1 million of letters of credit issued under the Exit Facility.

The Company funds its operations primarily with cash flows from operations and borrowings under its Exit Facility. Liquidity, defined as cash and availability under the Exit Facility, is a key measure of the Company’s ability to finance its operations. Liquidity at September 30, 2009 was $28.2 million as compared to $15.3 million at December 31, 2008. The increase in liquidity at September 30, 2009 as compared to December 31, 2008 is due to an increase in the borrowing base of approximately $13.9 million due to the release of a $8.9 million reserve related to the Company’s interest rate swap and a $5.0 million increase in eligible assets, and a decrease in borrowings of approximately $4.0 million, offset by a decrease in cash of $5.0 million. As a result of the conversion of the $175 million of Subordinated Notes to common stock, the Company’s future cash interest costs will be reduced by $19.3 million annually.

Liquidity will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the change in the value of the U.S. dollar as compared to the British pound and the other factors mentioned below. During the nine months ended September 30, 2009, the Company’s total PET volume declined 15.8% as compared to the nine months ended September 30, 2008, principally due to reduced volume for Pepsi under the new cold-fill agreement, the continued movement of water bottlers and certain CSD volume to self-manufacturing, and consumers shifting their preferences from CSD to alternative beverages, offset in part by increased custom sales. The general negative macroeconomic conditions have also reduced the Company’s rate of growth in the custom beverage segment of the market. There can be no assurance that these volumes will recover in the near or long term. These and other economic factors could have an adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Following its emergence from Chapter 11, the Company’s U.S. operations achieved improved credit terms with many of its suppliers. However, these improvements were offset by less favorable credit terms with certain of its European suppliers.

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

Based on the Company’s most recent cash flow projections and operating and capital plans, assuming there is no change to the $7.6 million cash collateral delivered in connection with the Company’s interest rate swap, the low and high points of liquidity for the period November 13, 2009 to December 31, 2009 are expected to be approximately $16 million and $27 million, respectively. Average liquidity, based upon the Company’s latest forecast, for the period November 13, 2009 to December 2009 is expected to be approximately $19 million with the low point occurring in mid-December. These projections do not include the results of actions that the Company is reviewing that may improve liquidity, but there can be no assurance that these measures will be successful. In addition, actual liquidity could be higher or lower depending upon a number of factors, including, among others, the Company’s actual operating and working capital performance and capital expenditures, the seasonality of the Company’s sales, the impact of changes in the price of resin, credit terms with suppliers, the change in the value of the U.S. dollar as compared to the British pound and the limitations on the borrowing base noted above. These factors could impact the Company’s ability to meet the Collateral Availability and the minimum Credit Agreement Consolidated EBITDA covenant.

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

Cash Flows

The following table presents selected cash flow data.

(dollars in millions)	Nine months ended September 30,		Increase (Decrease)
	2009	2008
Net cash provided by (used in) operating activities	$13.3	$(5.2)	$18.5

Net cash used in investing activities	$(18.2)	$(18.2)	$—

Net cash provided by (used in) financing activities	$(7.6)	$22.7	$(30.3)

Net cash provided by operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, increased primarily due to an improvement in earnings partially offset by negative changes in working capital. Days sales in accounts receivable increased to approximately 29.4 days at September 30, 2009 from 28.5 days at September 30, 2008. Inventory days increased to approximately 33.0 days at September 30, 2009 from 26.6 days at September 30, 2008. Days payable in accounts payable and accrued liabilities increased to 52.3 days at September 30, 2009 compared to 47.9 days at September 30, 2008, due to the timing of disbursements at quarter end. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors that may vary from period to period and during the period. On October 1, 2009, the Company made payments of approximately $11.3 million to two vendors in the normal course of business.

Net cash used in investing activities for the nine months ended September 30, 2009 remained the same as the nine months ended September 30, 2008, with capital expenditures net of sales proceeds decreasing by $7.5 million. This decrease in capital expenditures was offset by the $7.6 million of cash the Company paid to collateralize its interest rate swap. Approximately $4.6 million of capital expenditures related to custom projects.

Net cash used by financing activities for the nine months ended September 30, 2009 was primarily comprised of net repayments of $7.4 million on the DIP Credit Facility and Exit Facility. Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily comprised of net borrowings of $22.7 million on the Revolver Loan.

Commitments and Contingent Liabilities

Information regarding the Company’s contingent liabilities appears in Note 14 – “Commitments and Contingencies” in the notes to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Capital Expenditures

Based on information currently available, we estimate 2009 capital spending to be between $16 million and $17 million compared to 2008 capital spending of $25.3 million. The Company’s ability to make capital expenditures is limited by the financial covenants contained in its Exit Facility. These financial covenants impose maximum capital expenditures per annum of $24 million in 2009, $28 million in 2010 and $22 million in 2011. These covenants allow for the carry-forward of a certain amount of spending below the covenant levels in previous periods beginning with 2009.

Pension Funding

Under current funding rules, we estimate that the funding requirements under our pension plans for 2009 and 2010 will be approximately $3.5 million and $4.7 million, respectively. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the nine months ended September 30, 2009, the Company made pension plan contributions of $2.6 million.

Stockholders’ Equity

Stockholders’ equity increased to $94.7 million at September 30, 2009 from a deficit of $161.1 million at December 31, 2008 primarily due to the impact of the Company’s Plan and the adoption of fresh-start accounting.

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

The Company monitors its assets for potential impairment on a quarterly basis. For purposes of recognition and measurement of an impairment loss, long-lived assets such as property, plant and equipment, are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Based upon these criteria, the Company has identified three asset groups with one each in the U.S., U.K., and Holland. In the case where the carrying amount of an asset or asset group is not recoverable (that is, the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition), an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. In all of our analyses, the undiscounted cash flows of the asset groups significantly exceeded the carrying amounts of the asset groups, and therefore, we did not need to measure the asset groups’ fair value to determine whether an impairment loss should be recognized.

In the event a fair value analysis would be required, the Company would primarily use a discounted cash flow analysis in order to estimate the fair value of assets. Significant assumptions for discounted cash flow purposes are the life of the primary asset, the discount rate and cash flow projections. The assumptions and methodologies for valuing property, plant and equipment and intangible assets have been applied consistently during the reporting periods included in this report.

The Company completed an interim impairment assessment as of September 30, 2009 and does not believe that the Company’s goodwill balance was impaired. However, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable packaging companies, the lack of an increase in the Company’s market price consistent with its peer companies or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became effective. The Codification is the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Condification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Quarterly Report on Form 10-Q contains references to the Codification as needed. The adoption of the Codification did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued guidance under ASC 820-10 “Fair Value Measurements and Disclosures” that establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued new guidance for business combinations. The new guidance is contained in ASC 805 “Business Combinations.” This new guidance revises how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, it expands required disclosures surrounding the nature and financial effects of business combinations. The new guidance is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of this new guidance on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the effective date. The application of ASC 805 as a result of applying the fresh-start accounting provisions of ASC 852 “Reorganizations” upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 – “Fresh Start Accounting” in the notes to these Condensed Consolidated Financial Statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance for subsequent events is effective for interim or annual periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued new guidance addressing the fair value of financial instruments. The new guidance addresses determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly, and the recognition and presentation of other than temporary impairments. The new guidance also requires additional disclosures about financial instruments in interim period financial statements. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

Effective for fiscal years ending after December 15, 2009, ASC 715-20 “Compensation- Retirement Benefits”, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements is not expected to have an impact on the Company’s results of operations or financial condition.

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

As of September 30, 2009, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings

Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 14 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

The information below updates and replaces the risk factor “As a result of our Chapter 11 cases, our historical financial information may not be indicative of our future financial performance” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:

Because the Company’s consolidated financial statements reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in the Company’s current and future financial statements will not be comparable to our financial information from prior periods.

In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of May 1, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. As required by fresh-start accounting, the Company’s assets and liabilities have been preliminarily adjusted to fair value, and certain assets and liabilities not previously recognized in the Company’s financial statements have been recognized. In addition to fresh-start accounting, the Company’s financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. For further information about fresh-start accounting, see Note 4 – “Fresh-Start Accounting” in Notes to Condensed Consolidated Financial Statements under Item 1 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 for further details.

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

Constar International Inc.

Dated: November 13, 2009	By:	/S/ MARK BORSETH
Mark Borseth
Executive Vice President and Chief Financial Officer (duly authorized officer and principal accounting officer)