Form 10-K
period 2009-12-31
CONSTAR INTERNATIONAL INC
filed 2010-03-24
CIK 29806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-16496

Constar International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1889304 (I.R.S. Employer Identification Number)

One Crown Way, Philadelphia, PA (Address of principal executive offices)	19154 (Zip Code)
(215) 552-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $17,236,800 based upon the closing market price of the Company’s common stock on June 30, 2009.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of March 24, 2010, 1,750,000 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K includes forward-looking statements. Forward-looking statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, “plan”, “project”, “will”, “may”, “could”, “should”, “pro forma”, “continues”, “estimates”, “potential”, “predicts”, “goal”, “ objective” or similar expressions. Statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. The following are among the important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:
•	Our $220 million of Secured Notes will mature on February 15, 2012. We do not have sufficient funds on hand to repay them, nor do we expect to generate sufficient funds from operations to repay them;
•	We have had net losses in recent years and may not generate profits in the future;
•	Our debt level and our ability to service existing debt or, if necessary, to refinance that debt;
•	The impact of our debt on operating flexibility;
•	We expect to fund operations using a credit facility that is subject to conditions and borrowing base limitations;
•	Our ability to comply with the financial and operating covenants in the instruments governing our indebtedness;
•	The market for our products is dominated by a few large purchasers, and a significant portion of our sales is concentrated with some of them;
•	Our concentration of sales in conventional containers, the risk that the market for such products may decline, our ability to grow our custom business, and the risk of product obsolescence;
•	Customers may not purchase our products in the amounts expected by us under their contracts;
•	The impact of PepsiCo’s acquisition of formerly independent bottlers, and the impact of other customer consolidation;
•	The impact of increased industry capacity on pricing and volumes;
•	General economic and political conditions;
•	The impact of price competition on gross margins and profitability;
•	The continued movement of customers toward self-manufacturing;
•	Our customers’ success in selling their products in their markets;
•	Risks associated with our international operations;
•	The terms upon which we acquire resin and our ability to pass through resin related price increases in our sales;
•	Our ability to obtain resins that are compatible with our technologies;
•	Increases in the price of petrochemical products such as PET resin and the effect of such increases on the demand for PET products;
•	Our ability to protect our existing technologies and to develop new technologies;
•	Our ability to timely market products incorporating our MonOxbar™ and DiamondClear™ technologies;

•	The expiration of patents pertaining to the MonOxbar™ technology, and no patents have been issued on DiamondClear and other technologies;
•	Our stock is no longer listed on a national securities exchange, and it will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock;
•	Our ability to maintain an effective system of internal controls and remediate any material weaknesses or significant deficiencies that may be identified from time to time;
•	Legal and regulatory proceedings and developments;
•	Seasonal fluctuations in demand and the impact of weather on sales;
•	Our ability to identify trends in the markets in which we compete and to offer new solutions that address the changing needs of these markets;
•	Our ability to successfully execute our business model and enhance our product mix;
•	As a result of our Chapter 11 reorganization, our historical financial information may not be indicative of our future financial performance;
•	Our ability to successfully prosecute or defend the legal proceedings to which we are a party; and
•	The other factors disclosed from time to time by the Company in its filings with the Securities and Exchange Commission.
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
General
Constar International Inc. (the “Company” or “Constar”) is a Delaware corporation originally incorporated in 1927. The Company’s principal executive office is located at One Crown Way, Philadelphia, PA 19154-4599, and its telephone number is (215) 552-3700.
Constar filed for Chapter 11 protection on December 30, 2008 and emerged from Chapter 11 on May 29, 2009. See Note 2 — “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the accompanying Consolidated Financial Statements for additional information.
Constar produces plastic containers made from polyethylene terephthalate (“PET”) used as packaging for food, beverages, and other end use applications The Company also produces plastic closures representing approximately 5% of 2009 net sales.
The PET Container Market
The Company’s products include both bottles and preforms. Preforms are test-tube shaped intermediate products in the bottle manufacturing process. Some companies purchase preforms that they self-manufacture into bottles. Preform sales generally carry lower variable per unit profitability than bottle sales. Preforms are utilized in both conventional and custom applications. In the United States, the Company’s customers typically buy finished bottles, while its European customers typically buy preforms. Given the recent trend in the United States towards self manufacturing of conventional products, the Company’s bottle volume has decreased and preform volume has increased. Bottles and preforms accounted for 71% and 29%, respectively, of the conventional volume in the United States for the year ended December 31, 2009 as compared to 94% and 6%, respectively, for the same period in 2008.
Beverage categories dominate the PET market. The PET container industry is generally divided into two product categories, conventional and custom.
The conventional category is larger by volume and is characterized by high volume production of containers for use in packaging carbonated soft drinks and water. Conventional products are supplied by independent producers such as Constar, and by bottling companies that make containers themselves or through captive affiliates. Due to the simplicity and cost advantage of integrating water bottle production and filling, very few water bottles are produced by independent PET manufacturers. There has also been some movement by certain companies to manufacture their own carbonated soft drink bottles. The Company has been able to retain a majority of the preforms from its customers that have chosen to self-manufacture their bottles. Constar’s carbonated soft drink bottle volume has declined due to this self-manufacturing, a shift by consumers towards alternative beverages, and the negative impact of the economy on the convenience store and gas station distribution channels.
The custom category consists of containers for food and beverage products with special packaging requirements, such as an oxygen barrier or the ability to withstand filling at high temperatures. The custom category is generally characterized by more complex manufacturing processes, specialized materials, innovative product designs and technological know-how. Because of these factors, many custom PET applications have greater profitability and higher barriers to entry than conventional PET packaging. While proprietary technologies exist in this segment, the technology to produce certain types of custom products is commonly available, which has resulted in increased competition and reduced profitability for such products.
The Company’s net sales by market category for the years ended December 31, 2009 and 2008 are summarized below:

(In millions)	2009	2008
Conventional	$427.2	$594.9
Custom	182.5	221.2
Other	28.7	41.8

Total	$638.4	$857.9

Technologies
The Company invests in research and development in order to develop technologies for increased penetration of the custom PET market.
Oxygen-Barrier Technology. Oxygen barriers inhibit oxygen from penetrating packaging, which can impact product shelf life by causing flavor and color degradation. The Company’s DiamondClearTM technology, and in particular, the most recent formulation known as DiamondClear 300, provides several advantages that the Company believes makes DiamondClear 300 the best oxygen scavenging material on the market.
•	Exceptional Clarity. Some PET containers with alternative oxygen barrier technologies appear cloudy, giving a less than perfect presentation when filled and placed on store shelves. DiamondClear delivers glass-like clarity.
•	Barrier Protection. DiamondClear is a powerful oxygen scavenger. DiamondClear 300 is particularly powerful, keeping products fresh and colors vibrant for long periods of time.
•	Recycling. Some oxygen barrier products will negatively impact the PET recycling stream. DiamondClear 300 provides a significant improvement in recyclability.
•	Monolayer Structure. Multilayer oxygen scavenging bottles require special production equipment to incorporate barrier material between two or more layers of PET. Monolayer bottles incorporate the scavenging technology into a single layer of PET without specialized equipment. In a multi-layer structure, layers can separate. This delamination impairs the bottle’s clarity and poses aesthetic concerns. DiamondClear monolayer PET bottles eliminate delamination.
•	Light-weighting. Bottling companies wish to minimize container weight to reduce cost and improve sustainability. As the thickness of a container decreases, the amount of oxygen that penetrates the package wall increases. DiamondClear 300’s robust oxygen scavenging capacity allows for more light-weighting without compromising shelf life.
The Company has filed patent applications on the DiamondClear technologies. In addition to selling PET packaging incorporating DiamondClear, the Company may sell the barrier material directly to other manufacturers. The Company obtained FDA approval for DiamondClear 300 in July of 2009, following which many customers commenced product testing. Commercial sales of DiamondClear 300 are expected to commence in 2010. The Company commenced sales of earlier generation DiamondClear products in 2008. Constar also continues to sell products employing its MonOxbar TM oxygen scavenging technology.
Hot-fill Technology. When a container is filled with a hot food or beverage product, a vacuum is created as the product cools. The vacuum, if not already considered in the bottle design, can cause bottle distortion and collapse. The Company has developed technologies that address this challenge without the use of traditional vacuum panels, which interfere with the grip and labeling of the container.
•	Vertical Compensation. PET bottles with vertical compensation technology, or VCTTM, use concentric rings (or “hoop” geometry) to absorb vacuum and eliminate the need for traditional vacuum panels.
•	X-4TM. Containers using X-4TM technology absorb the vacuum in the base, allowing for cylindrical containers with smooth, rigid walls. The X-4 technology provides complete design flexibility to customers converting from glass to PET who want to retain the same bottle shape.
Patent applications have been filed on the VCT and X-4 technologies.
CONSTruct™ is a proprietary software solution, developed by Constar, which automates the time-intensive process of analyzing and predicting bottle performance when designing new packages. CONSTruct™, developed specifically for PET bottle applications, improves accuracy and reduces development time for new and revised packaging.
R&D Centers. The Company conducts its major research, development and engineering activities, as well as testing and product qualification, at in-house laboratories. From laboratory locations in Alsip, Illinois and Sherburn, United Kingdom, the Company’s research, development and engineering staff provides project support for the design and development needs of its existing and potential customers, and is responsible for the full range of activity from concept to commercialization. Research and technology expenditures were $8.0 million and $8.5 million in 2009 and 2008, respectively.

Intellectual Property. The Company relies on trade secrets, proprietary know-how, and other unpatented proprietary technology to maintain its competitive position. The Company attempts to protect its proprietary know-how and its other trade secrets by executing, when deemed appropriate, confidentiality agreements with its customers and employees. The Company may choose to protect inventions through patent applications, but there can be no assurance that patents will be granted or, if granted, that patents would be upheld if challenged. The Company cannot be assured that its competitors will not discover comparable or the same knowledge and techniques through independent development or other means.
Customers
Generally, Constar supplies its customers pursuant to contracts with terms of one year or longer. The Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. All of the Company’s sales are subject to the marketing actions taken by its customers. In 2009, the Company’s top five customers accounted for approximately 59% of the Company’s sales, while the Company’s top ten customers accounted for approximately 77% of the Company’s sales. During the same period, purchases by Pepsi accounted for approximately 32% of the Company’s sales and purchases by Cott Corporation accounted for approximately 11% of the Company’s sales. Pepsi, as defined in this document, refers to PepsiCo, Inc., Pepsi Bottling Group, Pepsi Americas, and the independent bottlers that have designated Pepsi’s global procurement organization to negotiate purchasing on their behalf.
Sources and Availability of Raw Materials
PET resin represents approximately 40-45% of the cost of a PET bottle and approximately 75-80% of the cost of a preform. The Company buys PET resin directly from a diverse base of leading resin suppliers in the United States, Europe and Asia. The Company believes that the large volume of resin that it purchases provides leverage that assists it in negotiating favorable resin purchasing agreements.
Certain customer supply contracts enable customers to “soft toll” some or all of the resin for products to be supplied in the respective contracts. In these cases, the customer negotiates resin pricing directly with resin suppliers, and the Company then purchases the resin requirements for such customer at the negotiated price. There is an increasing trend of customers seeking to soft toll resin. Although this has not had a material impact on the Company’s ability to obtain favorable resin pricing, there can be no assurance that additional soft tolling will not have such impact.
Specific resins are often required for custom applications. Our MonOxbar™, DiamondClear 100™ and DiamondClear 300™ oxygen barrier materials are only qualified with one resin vendor but with multiple resins that it produces. Testing is in process to identify other commercially available alternate resins for all barrier materials. The Company anticipates that additional resins will be qualified shortly but there can be no assurance that such qualifications will take place. In addition, DiamondClear 300™ requires special raw materials that are currently only available from limited sources in China, India, and Germany. These raw materials also require long lead times to obtain. Raw materials are processed into DiamondClear by a third party. In the event that the Company was unable to obtain DiamondClear raw materials, or in the event of any interruption of supply from the Company’s current sole processor, the Company may be unable to sell products incorporating the DiamondClear technology. One qualified resin needed for MonOxbar™ will be discontinued by the end of 2010. An alternate resin has been identified and is being pursued, however testing a substitute resin may require customer cooperation, may take several months, and may not result in the qualification of such resin. If the Company cannot obtain the resins that it requires on reasonable commercial terms, the Company’s business may be materially adversely affected. Any failure to obtain resin on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could prevent the Company from supplying customers on a timely basis.

Competition
PET competes in the packaging market against a number of materials including glass, metal, paperboard and other plastics. Various factors affect the choice of packaging material. In the food and beverage markets, PET’s advantages include consumer preference for PET containers’ transparency, resealability, light weight and shatter resistance. PET bottles and jars have also gained acceptance due to PET’s custom molding potential, which allows customers to differentiate their products using innovative designs and shapes that increase promotional appeal.
The Company’s major PET industry competitors in the United States are Amcor Ltd., Ball Corporation, Graham Packaging Company and Plastipak Holdings, Inc. In Europe, the competitive landscape is much more fragmented.
Competition in the PET industry is intense. In each of the Company’s markets, high standards of service, reliability, and quality are prerequisites to obtaining significant awards of business from customers. Profit margins are lower in the conventional business and where custom technologies are commonly available. Differentiation is obtained by price, quality and customer service. In the custom category, proprietary technology and design capabilities are significant differentiation factors.
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
Working Capital
Historically, the Company’s cash requirements were higher during the first six to nine months of the year to finance seasonal inventory building. As a result of the Company’s available capacity and lean manufacturing initiatives, the Company expects to reduce this need for seasonal working capital, and that cash requirements will decline accordingly. The Company’s working capital requirements are funded by cash on hand, its revolving credit facility, and cash from operations. Collection and payment periods tend to be longer for the Company’s operations located outside the United States due to local business practices. Further information relating to the Company’s liquidity and capital resources is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Environmental Liabilities and Costs
The Company’s facilities and operations are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management, and disposal and remediation of environmental sites. The Company is also subject to employee health and safety laws. The nature of its operations exposes the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company believes its operations are in material compliance with applicable requirements; however, there can be no assurance that material costs will not be incurred in connection with these liabilities or claims. Based on the Company’s experiences to date, it believes that the future cost of compliance with existing environmental and employee safety laws and regulations will not have a material adverse effect on the Company. Future events, including changes in laws and regulations or their interpretations and the discovery of presently unknown conditions, may nevertheless give rise to additional costs that could be material.

Employees
As of December 31, 2009, the Company employed 1,238 employees, with 1,057 in the United States and 181 in Europe. None of its U.S. employees are unionized. There are union workers at its Sherburn, United Kingdom plant and its Zevenaar, Netherlands plant. The Company believes that its employee relations are generally good and that its practices in the areas of training, safety, progression, retention, lean manufacturing training and team involvement foster continuous improvement in capabilities and satisfaction levels throughout its workforce.
Financial Information by Segment
The Company has one business segment with manufacturing facilities in the United States and Europe. For additional information regarding net customer sales and long-lived assets for the countries in which the Company operates, see Part II, Item 8 — “Financial Statements and Supplemental Data” — Note 25.
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
We do not have sufficient funds to repay our Secured Notes that mature on February 15, 2012.
Our $220.0 million of Secured Notes mature on February 15, 2012. We do not have sufficient funds, nor do we anticipate generating sufficient funds, to repay these notes and may not be able to refinance these notes prior to their maturity. Failure to refinance the Secured Notes within 90 days of their maturity is an event of default under our credit facility. In addition, if we fail to refinance the Secured Notes prior to the issuance of the Company’s Form 10-K for the year ended December 31, 2010, our auditors may issue a going concern opinion on our consolidated financial statements. In connection with the adoption of fresh-start accounting, for purposes of the Company’s financial statements the Secured Notes were adjusted to fair value based upon their quoted market price; however, the total amount due at maturity remains $220.0 million.
We may not generate profits in the future and we had net losses in recent years.
For the fiscal years ended December 31, 2009 and 2008 we incurred net losses excluding the impact of reorganization items of $27.2 million and $48.6 million, respectively, and we may not generate net income in the future. Continuing net losses may limit our ability to service our debt and fund our operations. Factors contributing to net losses in recent years included, but were not limited to, price competition and the implementation of price reductions to extend customer contracts; asset write-downs and impairment charges; delays in conversions to PET from other forms of packaging; a high proportion of conventional products in our product mix; customers shifting to self manufacturing of bottles; loss of customers due to contract expirations and competition; and operating difficulties in our European businesses. These and other factors may adversely affect our ability to generate profits in the future.
Our indebtedness may reduce our operating flexibility and may adversely affect our ability to incur additional debt to fund future needs.
Our debt may have important negative consequences for us, such as:
•	limiting our ability to obtain additional financing for capital expenditures, working capital, and other general corporate purposes, particularly because substantially all of our assets are currently subject to liens;
•	increasing our vulnerability to economic downturns and changing market and industry conditions;
•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;
•	impacting the Company’s ability to retain existing customers and attract new customers; and
•	requiring us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of cash to fund business needs.
Our credit facility includes borrowing base limitations and other restrictions under which we may not be able to borrow the full amount of the facility.
We currently plan to finance ordinary business operations through borrowings under our credit facility. If we are unable to fully access our credit facility, we may become illiquid and we may be unable to finance our ordinary business activities. Our ability to borrow funds under our credit facility is subject to our compliance with various covenants as of the date of borrowing. Even if we are in compliance with all such covenants, the total amount of the facility may be unavailable because we can only borrow a percentage of the eligible “borrowing base.” The borrowing base is comprised of eligible accounts receivable and inventory of our United States and United Kingdom operations. As the value of such accounts receivable and inventory declines, our ability to borrow is reduced. Factors that could cause such value to decline include, among other things:
•	management of working capital;
•	a decline in the price of resin or other declines in the prices of our products;
•	an increase in the value of the United States dollar relative to foreign currencies; and
•	the administrative agent is entitled to conduct field audits and inventory appraisals that may result in the application of a lower valuation.

The borrowing base is subject to further limitations, including that:
•	if inventory is located on properties that we lease and if we are unable to obtain consents from the landlords such inventory may not be eligible for inclusion in the borrowing base; and
•	the administrative agent has the ability to reduce our borrowing availability at any time by, for example, establishing reserves or declaring certain collateral ineligible.
We must comply with financial and other covenants in our credit facility and other debt agreements.
Our credit facility contains a financial covenant that require us to maintain $40.0 million of consolidated EBITDA (calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal quarter) if our borrowing availability during any fiscal quarter falls below $15.0 million for any period of five consecutive business days during such fiscal quarter. Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company believes that the trailing twelve month Consolidated EBITDA will fall below $40.0 million at the end of the second quarter of 2010, but that the Company will remain in compliance with this covenant because available credit will not fall below $15.0 million for five consecutive business days. The Company’s projected availability and Consolidated EBITDA may be impacted by unit volume changes, resin price changes, movements in foreign currency, working capital changes, changes in product mix, factors impacting the value of the borrowing base, and other factors. In response to these factors, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the covenant. There can be no assurance that such actions would be successful.
In addition, our credit facility limits our capital expenditures to $25.0 million per year with a carryover permitted into the immediately following year of 75% of any unused portion. Our credit facility and the indenture governing our Secured Notes also contain covenants customary for such financings that, among other things, restrict our ability to sell assets, incur debt, incur liens and engage in certain transactions. These restrictions may limit our operating flexibility or our ability to take advantage of potential business opportunities as they arise. These covenants may have a material adverse impact on our operations.
Our failure to comply with any of these covenants may constitute an event of default. Our credit facility and indenture also contain other events of default customary for such financings. If an event of default was to occur and we are unable to obtain an amendment or waiver, the lenders could declare outstanding borrowings immediately due and payable, discontinue further lending to us, apply any of our cash to repay outstanding loans, or foreclose on assets. We cannot provide assurance that we would have sufficient liquidity to repay or refinance borrowings upon an event of default. In addition, the credit facility and indenture contain provisions under which a default or acceleration of one of such documents may result in a cross acceleration of the other.
Our key technologies are not covered by patents.
The key patents on our Oxbar technology have expired. We have filed patent applications for our DiamondClear, X-4 and other new technologies related to our custom business. If these patents are not issued, our ability to compete in the custom business may be materially adversely affected. We currently maintain patents covering various aspects of the design and construction of our products, but our patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products, design around our patents or infringe upon our patents.
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

A significant portion of our sales is concentrated with a few large customers.
In 2009, our sales to Pepsi and Cott Corporation accounted for approximately 32% and 11%, respectively, of consolidated net sales. The Company’s ten largest customers accounted for approximately 77% and 76% of our consolidated net sales in 2009 and 2008, respectively. Our supply contract with Pepsi expires on December 31, 2012. The loss or reduction of our business with any of our significant customers could have a material adverse impact on our net sales, profitability, and cash flows. A decrease in cash flows may cause the carrying value of our assets to become unrecoverable and could trigger a write-down of assets due to impairment.
In addition, the market for PET packaging is dominated by a handful of large customers. Opportunities to obtain significant new awards from such customers are limited, as are the opportunities to replace any lost business from such customers.
Conventional PET containers account for a significant portion of our consolidated net sales.
For the years ended December 31, 2009 and 2008, approximately 67% and 69%, respectively, of our sales related to conventional PET containers which are used for carbonated soft drinks and bottled water. On average, the variable profit margin of the conventional category is lower than the custom category. The demand for our conventional products is declining due to the trend of bottlers manufacturing their own bottles in-house. In addition, the single serve carbonated soft drink market, whose primary distribution channel is gasoline stations and convenience stores, has declined with the economy and its recovery to historical levels cannot be assured. Furthermore, the carbonated soft drink market may continue to decline as consumers shift their preferences to alternative beverages.
Our customers are engaging in self-manufacturing.
Self-manufacturing by customers may have a material adverse impact on the Company’s sales volumes and financial results. The Company believes that the majority of single serve water bottles are now being self-manufactured. Carbonated soft drink containers are also being self-manufactured, and the Company expects this transition to continue over time at locations where merchant suppliers’ transportation costs are high, and where large volume, low complexity and available space to install blow-molding equipment exists. While customers may continue to purchase water and CSD preforms from merchant suppliers to support their in-house blow-molding operations, preform sales are typically less profitable than bottle sales. In addition, hot-fill custom containers could shift to self-manufacturing if a customer were to change the product formulation from hot-fill to cold-fill, or if the customer adopted an aseptic filling process.
Consolidation of our customers may reduce the Company’s volumes and profitability.
PepsiCo’s acquisition of Pepsi Bottling Group and Pepsi Americas provides PepsiCo with the opportunity to consolidate filling operations and potentially increase its self-manufacturing of bottles. This may reduce the Company’s volume of business with PepsiCo.
Generally, the consolidation of our customers may reduce our net sales and profitability. If one of our larger customers acquires one of our smaller customers, or if two of our customers merge, the combined customer’s negotiating leverage with us may increase and our business with the combined customer may become less profitable. In addition, if one of our customers is acquired by a company that has a relationship with one of our competitors, we may lose that customer’s business. The consolidation of purchasing power through buyer cooperatives or similar organizations may also harm our profitability.
Contracts with customers generally do not require them to purchase any minimum amounts of products from us, and customers may not purchase amounts that meet our expectations.
Our contracts, including those with Pepsi, our largest customer, are generally requirements-based, granting us all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. In addition, certain contracts permit customers to terminate contracts if the customer receives an offer from another manufacturer that we choose not to match. Increases in resin prices relative to alternative packaging materials, or other price increases, may cause customers to decrease their purchases from us. Additionally, if customers discontinue products or convert products from one type to another, we may lose a source of revenues and profits. As a result, despite the existence of supply contracts with our customers, we face the risk that in the future customers will not continue to purchase amounts that meet our expectations.

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
To the extent that we do not grow custom PET volume as much or as quickly as anticipated, our profitability may be lower than we currently expect. We believe that one of the keys to our future success will be our ability to sell more custom PET products, in particular, those products incorporating the Company’s oxygen scavenging material. Partly because of the more complex technologies required for certain custom PET applications, profitability is generally higher for custom PET products than for conventional PET products. We believe a number of products will convert from glass, metal and other packaging to custom PET packaging. The lead time for major new business projects ranges from two to four years. A slower rate of conversion would limit our growth opportunities. During 2009, custom beverage sales were reduced due to factors including the negative impact of prevailing economic conditions on the convenience store and gas station distribution channels where custom PET single serve beverages are sold. In addition, general economic conditions may impact our customers’ willingness to convert to PET from other forms of packaging. These trends may continue in the future.
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
We are dependent on a limited number of resin and chemical suppliers
Specific resins are often required for custom applications. Our MonOxbar™, DiamondClear 100™ and DiamondClear 300™ oxygen barrier materials are only qualified with one resin vendor but with multiple resins that it produces. Testing is in process to identify other commercially available alternate resins for all barrier materials. The Company anticipates that additional resins will be qualified shortly but there can be no assurance that such qualifications will take place. In addition, DiamondClear 300™ requires special raw materials that are currently only available from limited sources in China, India, and Germany. These raw materials also require long lead times to obtain. Raw materials are processed into DiamondClear by a third party. In the event that the Company was unable to obtain DiamondClear raw materials, or in the event of any interruption of supply from the Company’s current sole processor, the Company may be unable to sell products incorporating the DiamondClear technology. The only qualified resin needed for MonOxbar™ will be discontinued by the end of 2010. An alternate resin has been identified and is being pursued, however testing a substitute resin may require customer cooperation, may take several months, and may not result in the qualification of such resin. If the Company cannot obtain the resins that it requires on reasonable commercial terms, the Company’s business may be materially adversely affected. Any failure to obtain resin on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could prevent the Company from supplying its customers on a timely basis.
Increases in the price of resin may negatively impact our financial results and may deter the growth of the PET market.
PET resin is the principal raw material used in the manufacture of our products. We use large quantities of PET resin in manufacturing our products. Increases in the price of resin may increase the cost of our products, reduce our profitability and reduce our prospects for growth. Resin is subject to substantial price fluctuations. Resin is a petrochemical product and resin prices may fluctuate with prices in the worldwide oil and gas markets. Political or economic events in oil or gas producing countries, such as those in the Middle East, may impact the price of resin.

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
Because we are a large purchaser of resin, we enjoy significant leverage in negotiating resin purchase agreements. To the extent that our customers choose to supply us with an increasing amount of resin, the amount of resin that we purchase will decline and we may lose some of our leverage in negotiating resin purchase agreements. If we have to pay higher prices for resin, our costs will increase and we may not be able to offer our customers pricing terms as favorable as those we offer now or as favorable as those offered by our competitors.
We earn a significant portion of our revenue in warmer months, and cool weather may result in lower sales and cash flows.
Unseasonably cool weather could reduce our sales and profitability and cash flows. A significant portion of our revenue is attributable to the sale of beverage containers. Demand for beverages tends to peak during the summer months. In the past, significant changes in summer weather conditions have affected the demand for beverages, which in turn affects the demand for beverage containers manufactured by us.
Cash flow requirements are the greatest in the first several months of each fiscal year because of the increased working capital required to build inventory for the warmer months and because of lower levels of profitability associated with softer sales during the first few months of each fiscal year. Lower demand due to unseasonably cool weather may have a significant impact on cash flow because of lower profitability and the impact on working capital.
A small number of stockholders are in a position to influence most of our significant corporate actions because they hold a significant amount of our common stock.
In their various filings with the Securities and Exchange Commission, FMR L.L.C., Solus Alternative Capital Management LP, JPMorgan Chase & Co., Trafelet Capital Management L.P., and/or their respective affiliates, have publicly reported the ownership of approximately 59% of our common stock in the aggregate. These entities, acting alone or in concert, may be able to influence the outcome of corporate actions requiring stockholder approval. As a result, these entities are in a position to influence most of our significant corporate actions.
Our interest expense may increase since indebtedness under the Secured Notes and our Credit Facility is subject to floating interest rates.
The Secured Notes and our borrowings under our credit facility are subject to floating interest rates and the amount outstanding under the credit facility will change from time to time. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1.0% increase in market interest rates on our un-hedged floating rate borrowings outstanding as of December 31, 2009 would result in an annual increase in our interest expense and a decrease in our income before income taxes of approximately $1.3 million.
We are subject to foreign currency risk and other instabilities from our international operations.
For the years ended December 31, 2009 and 2008, we derived approximately 20% of our revenue from sales in foreign currencies. In our financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. Our most significant foreign currency exposures are to the British pound and the Euro. During times of a strengthening United States dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer United States dollars.

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
A prolonged work stoppage or strike could prevent us from operating our manufacturing facilities. The contract with our union employees in our Netherlands facility expires on October 31, 2010. The contract with our hourly union employees in our Sherburn, England facility expires on December 31, 2010. The workforce is the U.S. is non-union. While we believe that our employee relations are generally good, there can be no assurance that new contracts can be negotiated and if so, what impact the terms will have on the Company.
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
As a result of our Chapter 11 reorganization, our historical financial information may not be indicative of our future financial performance.
Under fresh-start accounting our assets and liabilities were adjusted to their fair values and our accumulated deficit was adjusted to zero. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 may not be comparable to the financial condition or results of operations reflected in our historical financial statements.
We have a significant amount of goodwill and intangible assets that we may be required to write down in certain circumstances, which would result in lower reported net income (or higher net losses) and a reduction to stockholders’ equity.
At December 31, 2009 we had $118.7 million of goodwill and $31.4 million of intangible assets. Under accounting principles generally accepted in the United States, we are required to evaluate our goodwill and trade name at least annually to determine whether the assets are impaired. The Company has selected October 1 as its annual testing date. Our technology and leasehold interest intangible assets are tested for impairment whenever a triggering event occurs that indicates the carrying value may not be recoverable. We may also test our goodwill and trade name for impairment on an interim basis if a triggering event occurs that would indicate that the fair value of our company or our trade name has declined. Under certain circumstances, we may be required to recognize an additional impairment charge.

We are subject to lawsuits and claims that could adversely affect our results of operations and financial position.
We are subject to lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. See “Our Business—Legal Proceedings” for a fuller description of certain cases to which we are currently party. Litigation can be costly and time-consuming and the outcomes of lawsuits cannot be predicted. A significant judgment against us could materially and adversely impact our results of operations and financial position. In addition, certain judgments against us would constitute an event of default under our debt agreements.
We have underfunded pension plans and an unfunded post-retirement medical/life insurance plan, which could affect our cash flows and financial condition.
We maintain funded pension plans in the U.S., the U.K. and Holland and an unfunded retiree medical/life insurance plan in the U.S. In 2009, we contributed approximately $3.8 million in the aggregate to the pension and retiree medical/life insurance plans, and we expect to contribute approximately $4.2 million in the aggregate to these plans for 2010. The Company’s pension plans were underfunded by approximately $27.7 million and $33.6 million as of December 31, 2009 and 2008, respectively. The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, volatility in the equity and debt markets, changes in interest rates, investment returns and the market value of plan assets can substantially increase our future pension plan funding requirements. A significant increase in our funding requirements could have a negative impact on our results of operations and profitability. In addition, our unfunded retiree medical and life insurance benefit obligation was approximately $4.4 million and $5.3 million at December 31, 2009 and 2008, respectively.
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
Our stock is not listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.
Our stock is traded over the counter. We can provide no assurance that we will be able to list our common stock on a national securities exchange in the future, or that our stock will continue being traded over the counter. The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company’s corporate headquarters are located at One Crown Way, Philadelphia, Pennsylvania. The Company believes that its plants, which are of varying ages and types of construction, are in good condition, are suitable for its operations and generally are expected to provide sufficient capacity to meet its requirements for the foreseeable future. The Company maintains facilities in the United States and Europe. The locations of these facilities, their respective sizes and ownership/lease status are as follows:

Location	Type of Facility	Size(1)	Ownership Status
United States
Philadelphia, Pennsylvania	Headquarters	24,328	Leased
Alsip, Illinois	Research and Development	44,392	Leased
Atlanta, Georgia	Warehouse	186,731	Leased
Atlanta, Georgia	Plant and Warehouse	121,704	Owned
Charlotte, North Carolina	Warehouse	185,768	Leased
Charlotte, North Carolina	Plant and Warehouse	142,500	Owned
Cheraw, South Carolina (closed)	Plant and Warehouse	91,356	Leased
Collierville, Tennessee (closed)	Plant	200,001	Owned
Dallas, Texas	Plant and Warehouse	636,480	Leased
Havre de Grace, Maryland	Plant and Warehouse	437,564	Owned
Havre de Grace, Maryland	Plant and Warehouse	175,200	Owned
Houston, Texas (closed)	Plant and Warehouse	191,537	Leased
Jackson, Mississippi	Plant and Warehouse	127,043	Owned
Kansas City, Kansas	Warehouse	47,277	Leased
Kansas City, Kansas	Plant and Warehouse	236,633	Leased
Hebron, Ohio	Warehouse	211,200	Leased
Hebron, Ohio	Plant	109,800	Leased
Orlando, Florida	Plant and Warehouse	360,000	Leased
Orlando, Florida	Plant and Warehouse	139,332	Leased
West Chicago, Illinois	Warehouse	100,990	Leased
West Chicago, Illinois	Plant and Warehouse	123,100	Owned
Europe
Zevenaar, Netherlands	Plant	22,030	Owned
Sherburn, England	Plant	22,748	Owned
Sherburn, England	Warehouse	5,125	Owned

(1)	In square feet for the properties located in North America and in square meters for the properties located in Europe, unless otherwise noted.
All owned U.S. and U.K. real property is subject to a lien under the Secured Notes.
As part of our restructuring plan, facilities located in Cheraw, South Carolina, Dallas, Texas and Collierville, Tennessee, were closed during 2009, and a facility located in Houston, Texas was closed during 2008. The Dallas facility shown in the table above is separate from the Dallas facility that was closed in 2009.
From time to time the Company secures additional warehouse space on a short-term basis as needed to meet inventory storage requirements.

ITEM 3.	LEGAL PROCEEDINGS
As discussed in Note 2 — “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the notes to the Consolidated Financial Statements, on December 30, 2008, Constar and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The Company and such subsidiaries emerged from Chapter 11 on May 29, 2009.

The Company, one of its present directors and certain of its former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020) generally alleging that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003 In connection with the Company’s emergence from Chapter 11 and in accordance with the Company’s Second Amended and Restated Plan of Reorganization (the “Plan”), all such claims are to be subordinated pursuant to Section 510(b) of the Bankruptcy Code and treated as equity interests. The Plan further provides that all pre-petition equity interests in Constar will be extinguished, as will any claims relating to, or arising in connection with, such equity interests (or the purchase or sale of such interests), including all indemnification and contribution obligations related to this action. Accordingly, the Company and the plaintiffs filed a joint stipulation to dismiss Constar from the action based on the Plan. This stipulation dismissing Constar from the action was approved by the District Court on November 4, 2009.
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
The Company is subject to other lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position. Certain judgments against us would constitute an event of default under our debt agreements.
The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company is negotiating to reach an out of court settlement, but there can be no assurance that any such settlement will be reached. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.4 million. The Company intends to defend against this matter vigorously. The Company has established a reserve, including estimated penalties and interest, of $0.9 million at December 31, 2009 and 2008, for this matter. These reserves are included in other liabilities on the consolidated balance sheets.
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
The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of December 31, 2009 and 2008, of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted. There are no other accruals for environmental matters.
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

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As a result of the Company’s Chapter 11 filing, the Company’s common stock (“Predecessor Common Stock”) was delisted from the NASDAQ Stock Market (“NASDAQ National Market”) on January 8, 2009. Subsequent to that date and through the date of our emergence from Chapter 11 on May 29, 2009, our common stock was traded in the “over-the-counter” market under the symbol CNSTQ.PK. On May 29, 2009, pursuant to the Plan of Reorganization, all Predecessor Common Stock was cancelled and 1.75 million shares of new common stock (“Successor Common Stock”) were issued. The Successor Common Stock is not listed on an exchange and was available for trading “over-the-counter” under the symbol “CNRN.PK” on May 29, 2009. The Company is currently applying to list its common stock on the NASDAQ Capital Market. The Company’s application has been approved but the Company has not yet effected the listing.
Financial results of the Company after the adoption of fresh-start accounting on May 1, 2009 (the “Successor” company) are not comparable to the results of the Company prior to May 1, 2009 (the “Predecessor” company). In addition, the share price of the Predecessor Common Stock bears no relation to the share price of the Successor Common Stock.
The following table sets forth, for the periods indicated, the high and low bid prices per share of the Company’s common stock, as quoted on The NASDAQ National Market through January 8, 2009, and as quoted in the “over-the-counter” market subsequent to that date.

	Predecessor		Successor
		Period from	Period from
		April 1, 2009	May 30, 2009
	1st Quarter	to May 29, 2009	to June 30, 2009	3rd Quarter	4th Quarter
2009:
High	$0.07	$0.05	$16.00	$20.00	$27.00
Low	$0.01	$0.02	$0.01	$10.50	$17.20

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
High	$4.44	$3.22	$2.52	$1.07
Low	$1.95	$1.80	$0.62	$0.03

Holders of Common Stock
As of March 22, 2010 there was 1 holder of record of the Company’s common stock, however, substantially all of the Company’s outstanding stock is held by depositories or nominees on behalf of beneficial holders.
Dividends
The Company did not declare dividends on its common stock during the past two fiscal years and it does not intend to declare dividends on its common stock in the foreseeable future. In addition, under the terms of our credit facility and the indenture governing the Secured Notes, the Company’s ability to pay dividends or repurchase its common stock is restricted.
Securities Authorized for Issuance Under Equity Compensation Plans
Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company is a manufacturer of PET plastic containers, preforms, and plastic closures used for the packaging of food and beverages. Containers, preforms, and closures represented 63%, 32%, and 5%, respectively, of net sales in 2009. The Company has operations in the United States, United Kingdom and Holland. Approximately 80% of the Company’s revenues in 2009 were generated in the United States, with the remainder attributable to its European operations. During 2009, Pepsi and Cott accounted for approximately 32% and 11%, respectively of the Company’s net sales. The top ten customers accounted for an aggregate of approximately 77% of the Company’s net sales in 2009.
There are two primary market categories within the PET market, conventional and custom. Conventional PET containers are primarily used for packaging carbonated soft drinks (“CSD”) and bottled water. The conventional market is the largest market category for PET packaging. Conventional products represented approximately 67% of the Company’s net sales in 2009. Over the last few years, demand for the Company’s conventional PET products has decreased significantly due to a shift to self-manufacturing by beverage companies. The Company believes that this trend for water bottles is reaching the end of its cycle, with the majority of single serve water bottles now being produced in-house. Water bottle revenue represented approximately 3% of the Company’s 2009 net sales as compared to 12% of net sales in 2006. The Company expects the trend of self-manufacturing of CSD packages by large beverage companies to continue. CSD self-manufacturing infrastructure costs are higher than what is required for water because of the complexity associated with a greater diversity of product types. Thus, the Company expects a transition over time at locations where independent producers’ transportation costs are high, and where large volume, low complexity and available space to install blow-molding equipment exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms from independent producers to support their in-house blow-molding operations. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations and retaining the replacement preform volume at acceptable margins. Other factors that have contributed to an overall decline in demand for CSD packaging in the United States include consumers shifting their preferences to alternative beverages such as teas, juices and energy drinks, and the negative impact that prevailing economic conditions are having on the convenience store and gas station distribution channels. The Company expects these trends to continue.
The Company’s strategy is to increase its presence in the custom category of the market. On average, the variable profit margin of the custom category is higher than the conventional category. In addition, oxygen barrier technology and innovative bottle designs add value that generally results in higher margins than custom products produced from commonly available technology. For custom products that require oxygen barrier technology, the Company believes its oxygen scavenging technology, DiamondClear, is the best performing oxygen barrier technology in the market today. The Company believes that there are growth opportunities for its DiamondClear technology where it replaces less effective oxygen barrier technology and in the conversion of oxygen sensitive products packaged in glass and other packaging materials. During 2009, custom beverage sales were reduced due to the negative impact of prevailing economic conditions on the convenience store and gas station distribution channels. Approximately 29% of the Company’s net sales in 2009 related to custom PET containers with approximately 10% of these net sales containing the Company’s oxygen scavenging technology.
In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. In 2009, the Company achieved a net positive impact of price increases of $4.8 million as compared to 2008. However, in 2010, the impact of contractual price reductions, assuming 2009 constant volume, is expected to be between $10-12 million. There can be no assurance that this amount will not change as contracts are renegotiated in 2010. The Company plans to offset the impact of these price reductions through custom unit growth and cost savings.
The Company believes that it will continue to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. Another source of pricing pressure may come as a result of excess capacity in the industry driven by self manufacturing and declining demand for products sold in the convenience store and gas station channels of distribution. In addition, certain contracts permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match.

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 15-40% of our customer contracts may be scheduled to expire. The Company’s contract with Pepsi, its largest customer, expires on December 31, 2012. Customers often put expiring contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business.
The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price the Company pays for PET resin is subject to frequent fluctuations resulting from changes in the cost of raw materials used to make PET resin, which are affected by prices of oil and its derivatives in the United States and overseas markets, normal supply and demand influences, and seasonal demand effects. Substantially all of the Company’s sales are made pursuant to mechanisms that allow for the pass-through of changes in the price of PET resin to its customers. The timing of these adjustments to selling prices typically lags 30-90 days behind a change in the price of resin. The Company believes that the impact of this lag is immaterial over time. In addition to PET resin, the Company has the ability to pass through changes in transportation and energy costs on the majority of its volume.
As a result of the Company’s ability to pass through certain costs to its customers, the Company may experience a change in net sales without a corresponding change in gross profit. Therefore, period to period comparisons of gross profit as a percentage of net sales may not be meaningful indicators of actual performance because the effects of the pass-through mechanisms are affected by the magnitude and timing of these changes. For example, assuming gross profit is a constant, when pass through related costs increase, the Company’s net sales will increase as a result of the costs passed through to customers, and gross profit as a percent of net sales will decline. The opposite is true during periods of decreasing costs; the Company’s net sales will be lower causing gross profit as a percent of net sales to increase. As a result, the Company believes that volume trends and absolute gross profit trends are better indicators of the Company’s performance.
Chapter 11 Proceedings
Constar emerged from Chapter 11 on May 29, 2009. See Note 1 — “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the accompanying consolidated financial statements for additional information.
Relationship with Crown
Constar was a wholly owned subsidiary of Crown Holdings, Inc. (“Crown”) from 1992 until the closing of Constar’s initial public offering on November 20, 2002. From November 20, 2002 until the Company’s emergence from bankruptcy, Crown owned 1,255,000 shares, or approximately 10%, of the Predecessor’s outstanding common stock. In connection with the Company’s reorganization and emergence from bankruptcy, all existing shares of the Predecessor Company’s capital stock were canceled. Consequently, after May 1, 2009, transactions between Crown and the Company are no longer presented as related party transactions.
For the four months ended April 30, 2009 and the year ended December 31, 2008, the Company paid rent to Crown of $0.2 million and $1.7 million, respectively for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. The leasing arrangements for the Alsip and Belcamp facilities ended in 2008. The Company continues to rent the Alsip facility from a third party that purchased the building from Crown. The current Philadelphia lease agreement is on a month-to-month basis.
Under a service agreement, Crown provided certain general and administrative services to the Company. The current agreement has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $0.7 million and $2.4 million for the four months ended April 30, 2009 and the year ended December 31, 2008, respectively. Amounts due to Crown under the agreements described above as of April 30, 2009 and December 31, 2008 were $0.9 million and $0.6 million, respectively.
In November 2007, the Company and Crown entered into a five year supply agreement. Sales to Crown under the contract were approximately $2.8 million and $8.4 million for the four months ended April 30, 2009, and the year ended December 31, 2008, respectively. The Company had a net receivable from Crown of approximately $0.9 million and $0.1 million related to this agreement at April 30, 2009 and December 31, 2008, respectively.

In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown under which the Company agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company had a net payable to Crown of approximately $3.4 million and $3.2 million related to this agreement at April 30, 2009 and December 31, 2008, respectively.
Basis of Presentation
As of May 1, 2009, the Company adopted fresh-start accounting. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the Plan, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4 — “Fresh Start Accounting” in the notes to the Consolidated Financial Statements for further details.
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” in the accompanying consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan were classified as “liabilities subject to compromise” on the consolidated balance sheet as of December 31, 2008.
The Company has classified the results of operations of its Italian operation beginning in 2006 as a discontinued operation in the consolidated statements of operations for all periods presented. The assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. See Note 20 - “Discontinued Operations” for further details. Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only.
For discussions on the results of operations, the Company has combined the results of operations for the four months ended April 30, 2009 with the results of operations for the eight months ended December 31, 2009. The combined periods have been compared to the year ended December 31, 2008. The Company believes that the combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements for the years ended December 31, 2009 and 2008.
Results of Operations
2009 Compared to 2008
Net Sales

					$	%
	December 31,				Increase	Increase
(dollars in millions)	2009		2008		(Decrease)	(Decrease)
United States	$508.1	79.6%	$683.7	79.7%	$(175.6)	(25.7)
Europe	130.3	20.4%	174.2	20.3%	(43.9)	(25.2)

Total	$638.4	100.0%	$857.9	100.0%	$(219.5)	(25.6)

The decrease in United States net sales in 2009 as compared to 2008 was driven primarily by lower volumes of $92.1 million, the negative impact of the mix shift to preforms from bottles of $42.6 million and the pass through of lower resin costs to customers accounting for approximately $44.8 million of the sales decline. Total U.S. PET unit volume decreased 18.9% in 2009 as compared to 2008. This decrease reflects a conventional unit volume decline of 23.1% and a custom unit volume decline of 5.9%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued movement of water bottlers to self-manufacturing and the impact of the general economic conditions in the United States. The decline in custom volume was driven by a customer switching its product formulation from hot-fill to cold-fill. Had this change not occurred, custom unit volume would have increased 15% and conventional unit volume would have decreased by 29.9% in 2009 as compared to 2008.
The decrease in European net sales in 2009 was primarily due to a weakening of the British Pound and Euro against the U.S. Dollar of approximately $22.8 million, volume and mix decline of $17.0 million and the pass through of lower resin costs to customers accounting for approximately $5.1 million. European PET volume decreased 6.0% while closure volume decreased 15.4% in 2009 as compared to 2008.
Gross Profit

	December 31,		Increase
(dollars in millions)	2009	2008	(Decrease)
United States	$25.5	$36.2	$(10.7)
Europe	5.8	(1.0)	6.8

Total	$31.3	$35.2	$(3.9)

Percent of net sales	4.9%	4.1%

In the United States, the decline in gross profit for the year ended December 31, 2009 is primarily due to the impact of lower sales of $25.3 million, increased depreciation expense of $11.4 million, a $1.6 million fresh-start accounting adjustment to inventory and the elimination of the positive impact of one-time adjustments of $3.8 million that were recorded in 2008, offset in part by cost reductions from the Company’s restructuring programs of $20.0 million and lower utilities and freight costs of $10.7 million. During the year ended December 31, 2009, the Company accelerated the depreciation on idled machinery and equipment resulting in a non-recurring charge of $6.3 million. The equipment was used to produce conventional products. The equipment was idled due to the continuing decline in sales of conventional products. The remainder of the increase in depreciation was primarily due to the revaluation of the Company’s assets as a result of its adoption of fresh-start accounting.
The gross profit improvement in Europe was driven primarily by reduced electricity costs of approximately $5.3 million, reduced manufacturing costs of $5.1 million and reduced depreciation expense of $1.3 million offset, in part, by the impact of reduced sales volume of $4.9 million.
Selling and Administrative Expenses
Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities.
Selling and administrative expenses decreased $2.7 million in 2009 as compared to 2008 driven primarily by reduced payroll expenses of $1.5 million, reduced expenditures for outside consultants of $1.5 million and reduced travel and entertainment expenses of $0.8 million. These cost savings were offset by an increase in a bonus accrual of $1.2 million as the Company did not pay bonuses related to 2008 performance.

Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $8.0 million in 2009 and $8.5 million in 2008. This decrease was primarily driven by lower expenditures for outside consultants.
Provision for Restructuring
Restructuring charges were $2.2 million in 2009 compared to $4.8 million in 2008. The restructuring charges recorded in 2009 primarily relate to the restructuring actions taken due to the impact of the new Pepsi supply agreement, including the closure of three U.S. manufacturing facilities and a reduction of operations in three other manufacturing facilities, and the 2008 shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges in 2009 consist primarily of facility exit costs. Cash savings realized in 2009 as a result of reducing manufacturing costs and corporate overhead was approximately $22.4 million. See Note 14 — “Restructuring and other Related Charges” in the notes to the accompanying consolidated financial statements for additional information.
Impairment of Intangible Assets
The Company recorded an impairment charge of $4.0 million related to its trade name intangible asset. See Note 10 — “Goodwill and Intangible Assets” in the notes to the accompanying consolidated financial statements for additional information.
Interest Expense
Interest expense decreased $9.6 million to $28.8 million in 2009 from $38.7 million in 2008 primarily due to the conversion of the Company’s $175.0 million of Senior Subordinated Notes to common stock as part of the Company’s Plan of Reorganization which reduced interest expense by approximately $19.3 million, lower interest rates which reduced interest expense by $1.9 million, and $10.6 million of lower average borrowings under the Company’s credit facility which reduced interest expense by $0.7 million. This was offset by non-cash accretion of $13.6 million of the fair market value of the Company’s Secured Notes to their face value at maturity and a write-off of deferred financing fees of $1.4 million.
Reorganization Items, Net
The Company has recorded all costs directly related to its Chapter 11 filing as reorganization expenses. During 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings in the amount of $10.6 million. In addition, the Company recorded a gain of $84.8 million on the conversion of the Senior Subordinated Notes to common stock and a gain of $68.1 million from the net impact of fresh-start accounting adjustments as reorganization items. See Note 5 — “Liabilities Subject to Compromise and Reorganization Items” to the consolidated financial statements for further discussion of reorganization items.
During 2008, the Company adjusted the carrying values of certain prepetition debt, including related debt issuance costs and debt discounts, costs incurred to obtain debtor-in-possession and exit financing, and incurred professional fees associated with the bankruptcy cases. These reorganization items resulted in an expense of $9.2 million, of which $3.9 million represented non-cash charges.
Other Income (Expense), Net
Other income (expense), net primarily includes gains and losses on foreign currency transactions including the impact of currency fluctuations on intra-company loan balances, royalty income and expense, and interest income.
Other income, net was $4.0 million in 2009 compared to other expense, net of $10.7 million in 2008. The increase in other income primarily resulted from a $15.5 million positive impact of foreign currency on the translation of intra-company balances and offset in part by lower royalty income of $1.0 million.
(Provision for) Benefit from Income Taxes
In 2009, the Company recorded a provision for income taxes related to continuing operations of $26.0 million compared to a benefit from income taxes of $0.4 million in 2008, primarily as a result of the adoption of fresh-start accounting. Income from continuing operations before taxes was $115.3 million in 2009 compared to a loss of $58.2 million in 2008.
Total unrecognized income tax benefits as of December 31, 2009 and 2008 were $0.7 million and are included in “other liabilities” on the consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of December 31, 2009 and 2008. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

The effective tax rate was 22.6% in 2009 compared to essentially zero in 2008. A reconciliation of the provision for income taxes and the amount of income tax determined by applying the U.S. federal statutory rate of 35% to pretax income or loss is presented in Note 16 to the accompanying Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Cash Flow

	Year ended
	December 31,
(dollars in millions)	2009	2008
Net cash provided by operations	$25.6	$14.1

Net cash used in investing activities	$(21.9)	$(23.5)

Net cash provided by (used in) financing activities	$(15.6)	$19.6

The primary factors that impact cash generated from operations are the seasonality of the Company’s sales, profit margins, and changes in working capital. The Company primarily uses cash generated from operations and borrowings under its credit facility to meet its short-term liquidity needs. Net cash provided by operations for 2009 compared to 2008 increased principally due to decreased cash interest expense of $19.3 million as result of the conversion of $175.0 million of debt into equity as part of the Company’s Plan of Reorganization. This benefit was offset, in part, by the payment in 2009 of pre-petition liabilities that were accrued for as of December 31, 2008 and legal and other costs incurred as part of the Plan of Reorganization.
Net cash used in investing activities in 2009 was comparable to 2008 but the drivers of the costs changed. Purchases of property, plant and equipment were reduced by approximately $10.7 million which was offset by an increase in restricted cash of $7.6 million as the Company posted cash collateral for its interest rate swap. In conjunction with the signing in the first quarter of 2010 of the new credit facility described below (the “Credit Agreement”), this cash was returned to the Company and a non-cash reserve of $7.6 million was placed against the Company’s borrowing base.
Net cash used in financing activities in 2009 was $15.6 million as the Company repaid short-term borrowings primarily as a result of its improved cash flow from operations. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year.
Liquidity, defined as cash and borrowing availability under the Credit Agreement, will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the Company’s cash generated from operating activities, the change in the value of the U.S. dollar as compared to the British pound, reserves and revaluations imposed by the administrative agent and other factors. The Company’s cash requirements are typically greater during the first six to nine months of the year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. The Company believes it will have sufficient liquidity to finance its operations over the next 12 months.
On February 11, 2010, the Company entered into the Credit Agreement with General Electric Capital Corporation (“Lender”) and terminated its previous credit agreement. The Credit Agreement provides for up to $75.0 million of available credit, with a sublimit of up to $15 million for the issuance of letters of credit and up to $15.0 million in the case of swing loans. Available credit under the Credit Agreement is limited to a borrowing base consisting of the sum of:
(a)	up to 85% of the dollar equivalent of the book value of eligible accounts receivable; plus

(b)	subject to certain limitations, the lesser of (i) 65% of the dollar equivalent of the book value of eligible inventory valued at the lower of cost on a first-in, first-out basis or market, and (ii) up to 85% of the dollar equivalent of the book value of the net orderly liquidation value of eligible inventory; minus

(c)	$2.5 million; minus

(d)	such reserves as the Agent may from time to time establish in its discretion in connection with hedging arrangements; minus

(e)	such reserves as the Agent may from time to time establish in its discretion in connection with eligibility criteria or otherwise.
Actual available credit under the Credit Agreement will fluctuate because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the agent from time to time and other limitations. As of December 31, 2009 the Company’s borrowing base under its previous credit agreement was $50.5 million and its available credit was $41.4 million after taking into consideration the $5.0 million of outstanding borrowings and $4.0 million of outstanding letters of credit. Available credit at December 31, 2008 under the previous credit agreement was $15.3 million. As of March 18, 2010 the Company’s borrowing base under the new Credit Agreement was $19.4 million and its available credit was $27.2 million after taking into consideration outstanding borrowings and letters of credit.
The Credit Agreement’s scheduled expiration date is February 11, 2013. However, the Credit Agreement may terminate earlier if the Company’s Secured Notes are not refinanced at least 90 days prior to their scheduled maturity date of February 15, 2012, or in the case of an event of default.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the Credit Agreement. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating base rate of not less than 3.5% plus a margin ranging from 2.75% to 3.25% per year, or (ii) a fluctuating LIBOR base rate of not less than 2.5% plus a margin ranging from 3.75% to 4.25% per year. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
The Company, its U.S. subsidiaries and its UK subsidiary jointly and severally guarantee the obligations under the Credit Agreement. Collateral under the Credit Agreement is composed of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.
The Credit Agreement contains certain financial covenants. Capital expenditures may not exceed $25 million in any fiscal year plus the carry over of up to 75% of such amount from the immediately preceding fiscal year if not used in that year. In addition, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter is less than $15 million for any period of five consecutive business days, the Company must maintain Consolidated EBITDA, as defined in the Credit Agreement, of not less than $40 million, calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal quarter. Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company believes that the trailing twelve month Consolidated EBITDA will fall below $40.0 million at the end of the second quarter of 2010, but that the Company will remain in compliance with this covenant because available credit will not fall below $15.0 million for five consecutive business days. The Company’s projected availability and Consolidated EBITDA may be impacted by unit volume changes, resin price changes, movements in foreign currency, working capital changes, changes in product mix, factors impacting the value of the borrowing base, and other factors. In response to these factors, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the covenant. There can be no assurance that such actions would be successful.
The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Lender may, among other things, accelerate the maturity of the Credit Agreement. The Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the old credit facility as of December 31, 2009.

Consolidated EBITDA as defined under the Credit Agreement, which we refer to as Adjusted EBITDA, generally consists of consolidated net income (loss) adjusted to exclude income tax expense, interest expense, loss from extraordinary items, depreciation and amortization expense, certain transaction expenses, certain cash restructuring charges and certain non-cash items. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator or operating performance or to cash flow as a measure of liquidity. The Company’s management believes that the inclusion of Adjusted EBITDA in this report is appropriate to provide additional information to investors about the calculation of a financial covenant in the credit facility that we believe is a material term of the credit facility. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•	non-cash compensation may be a part of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
•	Adjusted EBITDA does not reflect the impact of certain cash charges; and
•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of net income to EBITDA

Four Quarters
Ended
(in thousands)	December 31, 2009

Net income	$89,086
Interest expense	28,845
Income taxes	25,991
Depreciation and amortization	42,871

EBITDA	$186,793

Reconciliation of EBITDA to Adjusted EBITDA

Four Quarters
Ended
(in thousands)	December 31, 2009

EBITDA	$186,793
Cash restructuring charges	2,232
Cash reorganization charges	9,661
Gain from discharge of debt	(84,745)
Gain from fresh-start accounting adjustments	(68,109)
Other non-cash charges (i)	1,271

Adjusted EBITDA	$47,103

(i)	Includes foreign currency translation gains/losses and non-cash charges.

The ability to borrow under our Credit Agreement is primarily driven by borrowing base limitations. The Credit Agreement borrowing base is impacted by changes in resin prices and the foreign currency exchange rate of the British pound. An increase in resin prices results in higher book values of our inventory that also result in an increase to the borrowing base limit. A weakening U.S. dollar versus the British pound causes an increase in the value of our U.K. inventory when its value is translated into U.S. dollars. Consequently, a weakening U.S. dollar tends to increase our borrowing base and a strengthening U.S. dollar tends to decrease our borrowing base. Because the Credit Agreement’s borrowing base increases and decreases based upon varying levels of accounts receivable and inventory, the ability to borrow under the Credit Agreement tends to increase when the Company’s cash needs are the highest such as when we are building inventories.
The Company’s debt structure also includes $220.0 million of Secured Notes due February 15, 2012. The indenture governing the Secured Notes includes such events of default as failure to pay principal and interest payments, failure to observe certain non-financial covenants, failure to pay certain judgments, insolvency and other customary events of default and covenants. If an event of default shall occur and be continuing under the indenture, either the Trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. If there is an event of default under the Credit Agreement that has occurred or is continuing, the Trustee may accelerate the maturity of the Secured Notes. The Company does not have sufficient funds to repay the Secured Notes and intends to refinance them prior to their maturity. In connection with the adoption of fresh-start accounting, for purposes of the Company’s financial statements the Secured Notes were adjusted to fair value based upon their quoted market price; however, the total amount due at maturity remains at $220.0 million.
Capital Expenditures
Capital expenditures decreased to $14.5 million in 2009 from $25.3 million in 2008. New capital investments for 2009 included the following:
•	Purchase of new molds and refurbishment of existing molds for new customer awards;
•	Acquisition of new equipment for productivity improvement and capacity expansion primarily in custom products;
•	Costs associated with implementing restructuring plans; and,
•	Maintenance and upgrade of facilities.
The Company’s ability to make capital expenditures is limited by the financial covenants contained in its Credit Agreement. Capital expenditures may not exceed $25 million in any fiscal year plus the carry over of up to 75% of such amount from the immediately preceding fiscal year if not used in that year.
Pension Funding
Under current funding rules, we estimate that the funding requirements under our pension plans for 2010 will be approximately $4.0 million. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future.
Accounting for pension plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality rates, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions. The decline in value of the U.S. and global equity markets, coupled with a decline in interest rates during 2008 created a shortfall between the accounting measurement of the Company’s U.S. and European pension obligations and the market value of the pension assets. This condition required a balance sheet adjustment in stockholders’ deficit at December 31, 2008 of $26.6 million.

Critical Accounting Policies and Estimates
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and the financial position of the Company. The Company’s significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of the long-lived asset, a significant adverse change in the manner which the assets is being used or in its physical condition or a history of operating cash flow losses associated with use of the asset. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company monitors its assets for potential impairment on a quarterly basis.
For purposes of recognition and measurement of an impairment loss, long-lived assets such as property, plant and equipment, are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Based upon these criteria, the Company has identified three asset groups with one each in the U.S., U.K., and Holland. In the case where the carrying amount of an asset or asset group is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The key variables that the Company must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. If such assets are considered impaired, they are written down to fair value as appropriate.
In all of our analyses, the undiscounted cash flows of the asset groups significantly exceeded the carrying amounts of the asset groups, and therefore, we did not need to measure the asset groups’ fair value to determine whether an impairment loss should be recognized. In the event a fair value analysis would be required, the Company would rely on appraisals and discounted cash flow analyses in order to estimate the fair value of assets. Significant assumptions for discounted cash flow purposes are the life of the primary asset, the discount rate and cash flow projections. The assumptions and methodologies for valuing property, plant and equipment and intangible assets have been applied consistently during the reporting periods included in this report.
Goodwill Impairment
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
The Company completed its annual goodwill impairment assessment as of October 1, 2009, and does not believe that the Company’s goodwill balance was impaired. In addition to the annual test, described more fully in Note 10 to the consolidated financial statements, the Company performed an interim goodwill impairment assessment as of December 31, 2009 since the Company’s market capitalization of $33.3 million was less than the carrying value of its stockholders’ equity of $78.6 million. The calculation of the fair value of the Company’s reporting unit was performed consistently with the annual test performed at October 1, 2009, with updated assumptions where appropriate. The most significant change to the October 1 valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales from its previous projection utilized in its annual impairment test. Based upon the analysis performed as of December 31, 2009, the Company failed Step 1 of the goodwill impairment test. Consequently, the Company performed a hypothetical purchase price allocation to determine the amount of goodwill impairment, if any. The significant fair value adjustment in the hypothetical purchase price allocation was an increase to long-term debt. The adjustments to measure the assets, liabilities and intangibles at fair value were for the purpose of measuring the implied fair value of goodwill. Such adjustments are not reflected in the consolidated balance sheet.

The results of the second step of the goodwill impairment test indicated that goodwill was not impaired in 2009. A small negative change in the assumptions used in the valuation, particularly the projected cash flows, the discount-rate, the terminal year growth-rate, and the market multiple assumptions , could significantly affect the results of the impairment analysis. If the Company makes additional downward revisions to its cash flow projections in the future, the Company may experience material impairment charges to the carrying amount of its goodwill in the future. At December 31, 2009, an approximate 5% decline in the estimated fair value of the Company’s reporting unit would have resulted in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.
Impairment of Indefinite-Lived Intangible Assets
The Company also performed an annual impairment test of its trade name indefinite-lived intangible asset as of October 1, 2009 and an interim impairment test as of December 31, 2009. No triggering events occurred prior to October 1, 2009, that would have caused the Company to believe that the fair value of its trade name had declined below its carrying value. Impairment in the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 3%, and a discount rate of approximately 13.5%. Based on these evaluations the Company recorded impairment charges related to its trade name intangible asset of $1.0 million as of October 1, 2009, and $3.0 million as of December 31, 2009. The impairment charges are included within operating expenses in the accompanying consolidated statement of operations for the eight months ended December 31, 2009. The primary factor contributing to the impairment charges were a reduction in sales expectations from its previous projections utilized in its annual impairment test.
Defined Benefit Pension Plans
Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality rates, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits.
The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets. For 2009, the Company used an expected rate of return on plan assets of 8.5% in the U.S. which was unchanged from 2008. The U.S. plan’s assumed asset rate of return of 8.5% was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and 6.4% for debt securities. An assumed rate of 9.8% was used for equity securities based on the total return of the S&P 500 for the 25 year period ended December 31, 2009. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities in its U.S. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns. The Company used a 6.4% assumed return for debt securities, consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. The European plan’s assumed asset rate of return of 8% is based on expected returns by asset class and weighting these returns by the actual allocation by asset class. Equity securities are expected to return between 8% and 10% over the long-term, while debt securities are expected to return between 4% and 7%.
A 1.0% change in the expected rate of return on plan assets would have increased 2009 pension expense by approximately $0.6 million. A 0.5% decrease in the discount rate would have increased 2009 pension expense by $0.2 million.
Inventory
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
Self-Insurance
The Company maintains a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The Company retains the risk with regard to (i) potential liabilities under a number of health and welfare insurance plans (including workers’ compensation) that we sponsor for our employees and (ii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a degree of variability. Any actuarial projection of losses concerning workers’ compensation and general liability is also subject to a degree of variability. Among the causes of this variability are unpredictable external factors, future inflations rates, discount rates, litigation trends, legal interpretations, benefits level changes and claim settlement patterns. The amount of self insurance liability at December 31, 2009 and 2008 was $3.8 million and $4.7 million, respectively.
Related to workers’ compensation, the Company has insurance that limits its loss per claim to $250 thousand and its total losses in any policy year to $3.3 million. Related to medical costs, the Company has a lifetime cap of benefits of $1.5 million per covered participant and a loss limit of $300 thousand per covered participant, per year. The Company has aggregate stop loss coverage of $1.0 million if aggregate medical costs exceed $11.4 million annually. The Company would be responsible for medical costs exceeding $12.4 million.
Recent Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became effective. The Codification is the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Annual Report on Form 10-K contains references to the Codification as needed. The adoption of the Codification did not have a material impact on the Company’s results of operations or financial condition.
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

In December 2007, the FASB issued new guidance for business combinations. The new guidance is contained in ASC 805 “Business Combinations.” This new guidance revises how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, it expands required disclosures surrounding the nature and financial effects of business combinations. The new guidance is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of this new guidance on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the effective date. The application of ASC 805 as a result of applying the fresh-start accounting provisions of ASC 852 “Reorganizations” upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 — “Fresh Start Accounting” in the notes to the Consolidated Financial Statements.
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
Effective for fiscal years ending after December 15, 2009, ASC 715-20 “Compensation — Retirement Benefits”, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements did not have an impact on the Company’s results of operations or financial condition.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is presented on the following page.

/s/ Michael J. Hoffman	/s/ J. Mark Borseth

Michael J. Hoffman	J. Mark Borseth
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Constar International Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. (Successor) and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the period from May 1, 2009 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from May 1, 2009 to December 31, 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Second Amended Joint Plan of Reorganization (the “Plan”) on May 14, 2009. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before December 30, 2008 and substantially alters right and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on May 4, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on May 1, 2009.
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
March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Constar International Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Constar International Inc. (Predecessor) and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the period from January 1, 2009 to April 30, 2009 and for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ended December 31, 2008 and the period from January 1, 2009 to April 30, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express opinions on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company and substantially all of its subsidiaries voluntarily filed a petition on December 30, 2008 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Second Amended Joint Plan of Reorganization was substantially consummated on May 4, 2009 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 24, 2010

Constar International Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,469	$14,292
Accounts receivable, net	39,054	45,695
Accounts receivable — related party	—	109
Inventories, net	44,058	49,765
Prepaid expenses and other current assets	7,896	24,649
Restricted cash	7,589	—
Deferred income taxes	—	896

Total current assets	101,066	135,406

Property, plant and equipment, net	151,526	132,371
Goodwill and intangible assets, net	150,080	148,813
Other assets	3,592	1,626

Total assets	$406,264	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$20,000
Current portion of long-term debt	—	220,000
Accounts payable	59,128	61,747
Accrued expenses and other current liabilities	25,253	30,081
Deferred income taxes	1,222	—
Accounts payable and accrued expenses — related party	—	3,765

Total current liabilities	90,603	335,593

Long term debt, net of current portion	167,919	—
Pension and postretirement liabilities	31,105	38,512
Deferred income taxes	23,531	896
Other liabilities	14,503	18,088
Liabilities subject to compromise	—	186,229

Total liabilities	327,661	579,318

Commitments and contingencies (Note 19)
Stockholders’ Equity (Deficit):
Predecessor preferred stock, $.01 par value — none issued or outstanding at December 31, 2008	—	—
Predecessor common stock, $.01 par value — 13,297 shares issued, 12,922 shares outstanding at December 31, 2008	—	125
Successor common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at December 31, 2009	18	—
Additional paid-in capital	101,466	277,371
Accumulated other comprehensive loss, net of tax	(1,769)	(50,317)
Predecessor treasury stock, at cost — 375 shares at December 31, 2008	—	(1,033)
Accumulated deficit	(21,112)	(387,248)

Total stockholders’ equity (deficit)	78,603	(161,102)

Total liabilities and stockholders’ equity (deficit)	$406,264	$418,216

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
	2009	2009	2008
Net customer sales	$421,187	$213,925	$850,740
Net affiliate sales	—	3,256	7,129

Net sales	421,187	217,181	857,869
Cost of products sold, excluding depreciation and amortization	374,680	189,537	789,861
Depreciation and amortization	33,138	9,733	32,811

Gross profit	13,369	17,911	35,197

Selling and administrative expenses	13,019	7,005	22,745
Research and technology expenses	5,284	2,698	8,536
Provision for restructuring	1,584	648	4,811
Impairment of intangible assets	4,000	—	—
Gain on disposal of assets	(427)	(396)	(1,227)

Total operating expenses	23,460	9,955	34,865

Operating income (loss)	(10,091)	7,956	332

Interest expense	(23,279)	(5,512)	(38,412)
Interest expense — related party	—	(54)	(244)
Reorganization items, net	(1,906)	144,168	(9,190)
Other income (expense), net	2,433	1,543	(10,711)

Income (loss) from continuing operations before income taxes	(32,843)	148,101	(58,225)
(Provision for) benefit from income taxes	11,816	(37,807)	447

Income (loss) from continuing operations	(21,027)	110,294	(57,778)
Loss from discontinued operations, net of taxes	(85)	(96)	(57)

Net income (loss)	$(21,112)	$110,198	$(57,835)

Basic and diluted income (loss) per common share:
Continuing operations	$(12.02)	$8.86	$(4.66)
Discontinued operations	(0.04)	(0.01)	—

Net income (loss) per share	$(12.06)	$8.85	$(4.66)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,455	12,403

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
	2009	2009	2008
Cash flows from operating activities:
Net income (loss)	$(21,112)	$110,198	$(57,835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,139	10,060	35,160
Debt accretion expense	13,644	—	—
Impairment of intangible asset	4,000	—	—
Bad debt expense (recovery)	435	(483)	1,841
Stock-based compensation	—	591	608
Gain on disposal of assets	(427)	(396)	(964)
Non-cash reorganization costs	—	—	3,851
Deferred income taxes	(11,800)	37,835	—
Changes in operating assets and liabilities:
Accounts receivable	20,177	(11,480)	9,119
Inventories	13,619	(5,432)	20,907
Prepaid expenses and other current assets	(786)	977	5,343
Accounts payable	(19,321)	6,727	(5,138)
Change in book overdrafts	(184)	10,453	(12,695)
Accrued expenses and other current liabilities	(15,771)	4,905	13,965
Pension and postretirement benefits	(587)	954	(571)
Fresh start accounting adjustments	—	(68,109)	—
Reorganization items, net	(6,893)	(79,299)	550

Net cash provided by operating activities	8,133	17,501	14,141

Cash flows from investing activities:
Restricted cash	1,738	(9,327)	—
Purchases of property, plant and equipment	(8,793)	(5,723)	(25,322)
Proceeds from sale of property, plant, and equipment	9	149	1,852

Net cash used in investing activities	(7,046)	(14,901)	(23,470)

Cash flows from financing activities:
Costs associated with debt	(575)	—	—
Proceeds from short-term financing	458,000	212,723	779,096
Repayment of short-term financing	(458,000)	(227,723)	(759,534)

Net cash provided by (used in) financing activities	(575)	(15,000)	19,562

Effect of exchange rate changes on cash and cash equivalents	73	(8)	(195)

Net increase (decrease) in cash and cash equivalents	585	(12,408)	10,038
Cash and cash equivalents at beginning of period	1,884	14,292	4,254

Cash and cash equivalents at end of period	$2,469	$1,884	$14,292

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

			Accumulated
		Additional	Other			Total
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Stock	Capital	Income (Loss)	Stock	Deficit	Equity (Deficit)

Balance, December 31, 2007 (Predecessor)	$125	$276,546	$(18,620)	$(945)	$(329,413)	$(72,307)
Net loss					(57,835)	(57,835)
Foreign currency translation adjustments			3,317			3,317
Amortization of prior service cost			(290)			(290)
Amortization of actuarial net loss			3,179			3,179
Pension and postretirement adjustment to funded status			(25,655)			(25,655)
Pension curtailment adjustment			(5,757)			(5,757)
Revaluation of cash flow hedge			(6,491)			(6,491)

Comprehensive loss						(89,532)

Treasury stock purchased				(88)		(88)
Issuance of common stock under benefit plans		8				8
Stock-based compensation	—	817	—	—	—	817

Balance, December 31, 2008 (Predecessor)	125	277,371	(50,317)	(1,033)	(387,248)	(161,102)
Net income					110,198	110,198
Foreign currency translation adjustments			(1,134)			(1,134)
Amortization of prior service cost			(97)			(97)
Amortization of actuarial net loss			2,016			2,016
Revaluation of cash flow hedge			951			951

Comprehensive income						111,934

Stock-based compensation	—	597	—	—	—	597

Balance, April 30, 2009 (Predecessor)	125	277,968	(48,581)	(1,033)	(277,050)	(48,571)
Fresh-Start Adjustments:
Cancellation of Predecessor common stock and elimination of Predecessor accumulated deficit	(125)	(277,968)	—	1,033	277,050	(10)
Elimination of Predecessor accumulated other comprehensive loss	—	—	48,581	—	—	48,581

Balance, May 1, 2009 (Predecessor)	—	—	—	—	—	—
Issuance of 1.75 million shares of common stock in connection with emergence from Chapter 11	18	101,466	—	—	—	101,484

Balance, May 1, 2009 (Successor)	18	101,466	—	—	—	101,484
Net loss					(21,112)	(21,112)
Pension and postretirement adjustment to funded status			(2,460)			(2,460)
Revaluation of cash flow hedge			662			662
Foreign currency translation adjustments			29			29

Comprehensive loss	—	—	—	—	—	(22,881)

Balance, December 31, 2009 (Successor)	$18	$101,466	$(1,769)	$—	$(21,112)	$78,603

The accompanying notes are an integral part of these consolidated financial statements.

Constar International Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands unless otherwise noted)
1. Description of Business
Constar International Inc. (the “Company” or “Constar”) operates eleven plants in the United States, one plant in the United Kingdom, and one plant in the Netherlands. Constar produces polyethylene terephthalate (“PET”) plastic packaging for beverage, food and other consumer end-use applications.
2. Emergence from Voluntary Reorganization Under Chapter 11 Proceedings
Background — On December 30, 2008 (the “Petition Date”), Constar and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). These Chapter 11 cases were jointly administered for procedural purposes under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW) (the “Chapter 11 Cases”).
Plan of Reorganization — The Debtors’ Second Amended Joint Plan of Reorganization (the “Plan”) provided as follows (capitalized terms used in the bullets below are defined in the Plan):
•	Holders of Allowed Administrative Claims, Priority Tax Claims, Other Priority Claims, and Other Secured Claims would receive full payment in cash;

•	The DIP Credit Facility would be converted into the Company’s Exit Facility;

•	Holders of Senior Secured Floating Rate Notes would be deaccelerated and reinstated in full as of the date immediately preceding the Petition Date;

•	Holders of Other Secured Claims, except to the extent that a Holder agrees otherwise, would receive one of the following treatments, in full satisfaction, settlement, release and discharge of and in exchange for each Allowed Other Secured Claim, at the sole discretion of the Debtors: (i) payment in full in Cash; (ii) delivery of the collateral securing any such Allowed Other Secured Claim; (iii) deacceleration and reinstatement in full; or (iv) any other treatment rendering the claim unimpaired;

•	Holders of Senior Subordinated Notes would receive 100% of the new Common Stock of the reorganized Company (except for stock reserved for incentive plans) in full satisfaction, settlement, and release, and discharge of such notes;

•	Holders of Allowed General Unsecured Claims would receive full payment in cash in the ordinary course of business;

•	Section 510(b) Claims (which are subordinated securities law claims as further described in the Plan of Reorganization) would be extinguished; and

•	Holders of our Common Stock would not receive any distribution under the Plan of Reorganization and their shares would be cancelled on the effective date of the Plan of Reorganization.
Confirmation and Consummation of the Plan of Reorganization — a hearing on the confirmation of the Plan of Reorganization was held on May 4, 2009. On May 14, 2009, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization that was presented in substance during the May 4, 2009 hearing. The Plan of Reorganization became effective and the Debtors emerged from Chapter 11 on May 29, 2009 (the “Effective Date”).
In connection with the consummation of the Plan of Reorganization, on the Effective Date, the Company’s existing Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement, dated as of December 31, 2008 (the “Exit Facility”) was converted into exit financing in accordance with its terms. Pursuant to the Plan of Reorganization, all existing shares of the Predecessor Company’s (as defined below) capital stock were canceled. In addition, all of the Company’s Senior Subordinated 11% Notes Due 2012 were canceled and the related indenture was terminated (except for purposes of allowing the note holders to receive distributions under the Plan of Reorganization). Pursuant to the Restated Certificate of Incorporation of the Company, 75.0 million shares of common stock in the Successor Company were authorized for issuance, with a par value of $0.01 per share and according to the Plan of Reorganization, a total of 1.75 million shares of the Company’s Common Stock were distributed to the holders of Senior Subordinated Note Claims. Holders of the Senior Subordinated Note Claims received ten shares of new Common Stock per one thousand dollars face amount of the Senior Subordinated Notes.

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
On January 4, 2010, the Bankruptcy Court executed a final decree closing the Chapter 11 Cases. Certain claims were not resolved in the Chapter 11 process, and the claimants have retained their rights to such claims. The Company does not believe such claims to be material.
Trading of Common Stock — The Predecessor Company’s common stock ceased trading on the NASDAQ stock market on January 8, 2009 and began trading in the “over-the-counter” market under the symbol CNSTQ.PK. Upon the Effective Date of the Plan of Reorganization, the outstanding common stock of the Predecessor Company was cancelled for no consideration. Consequently, the Predecessor Company’s stockholders no longer have any interest as stockholders in the Successor Company by virtue of their ownership of the Predecessor Company’s common stock prior to emergence from bankruptcy. The common stock of the Successor Company is not listed on an exchange and was available for trading “over-the-counter” under the symbol “CNRN.PK” on May 29, 2009. The Company is currently applying to list its common stock on the NASDAQ Capital Market. There can be no assurance as to when, or whether, such listing will be achieved.
3. Summary of Significant Accounting Policies
Basis of Presentation
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” in the accompanying consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan of Reorganization were classified as “liabilities subject to compromise” on the consolidated balance sheet as of December 31, 2008.
As of May 1, 2009, the Company adopted fresh-start accounting. The Company selected May 1, 2009 as the date to effectively apply fresh-start accounting based on the absence of any material contingencies at the May 4, 2009 confirmation hearing and the immaterial impact of transactions between May 1, 2009 and May 4, 2009. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the Plan of Reorganization, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. See Note 4 — “Fresh-Start Accounting” in the notes to these consolidated financial statements for further details.
The Company has classified the results of operations of its Italian operation as a discontinued operation in the consolidated statements of operations for all periods presented. The assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets. See Note 20 — “Discontinued Operations” for further details. Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only.
Reclassifications — Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. Examples include, but are not limited to, allowances for doubtful accounts and sales returns, allowances for inventory obsolescence, the lives of depreciable assets, long-lived asset impairments, goodwill and intangible asset impairments, valuation allowances for deferred tax assets, self-insurance reserves, pension and postretirement benefit liabilities, restructuring reserves, asset retirement obligations, the fair value of derivative financial instruments, and loss contingencies. Actual results may differ materially from management’s estimates.
Under fresh-start accounting, the Company’s asset values were remeasured and allocated in conformity with ASC 805, “Business Combinations.” In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, be reported at fair value or the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes were reported in conformity with ASC 740, “Income Taxes.” Pension and postretirement liabilities were remeasured in conformity with ASC 715, “Compensation — Retirement Benefits.”
Estimates of fair value represent the Company’s best estimates based on independent appraisals and valuations, industry data and trends and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Any adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. When outstanding checks are presented for payment subsequent to the balance sheet date, the Company deposits funds (subsequent to the balance sheet date) in the disbursement account from cash either available from other accounts or a combination of cash available from other accounts and from funds from the Company’s available credit facilities (subsequent to the balance sheet date). The amount of book overdrafts included in accounts payable were $10,269 and $-0- at December 31, 2009 and 2008, respectively.
Restricted Cash
During 2009 the administrative agent for the Exit Facility required the Company to fully collateralize its interest rate swap liability with cash. Restricted cash represents the cash collateral balance at December 31, 2009.
Revenue Recognition
Revenue is recognized from product sales when there is persuasive evidence of an arrangement, the price is fixed or determinable, the goods are shipped and the title and risk of loss pass to the customer, and collectability is reasonably assured. Constar’s business generally does not operate under a formal inspection/acceptance process. Provisions for discounts and rebates to customers, and returns and other adjustments, are provided in the same period that the related sales are recorded. See Note 24 for a description of related party transactions.
Royalty revenues are recognized based on contractual agreements.

Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. Bad debt expense (recovery) was $435, $(483), and $1,841 for the eight months ended December 31, 2009, the four months ended April 30, 2009, and the year ended December 31, 2008, respectively. Bad debt expense (recovery) is included in selling and administrative expenses in the accompanying consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost or market with the cost principally determined using an average cost method. Provisions for potentially obsolete or slow-moving inventory are made based on management’s analysis of inventory levels, historical usage and market conditions.
Property, Plant and Equipment
For the Predecessor Company, property, plant and equipment were carried at cost and included expenditures for new facilities and equipment and those costs which substantially increased the useful lives of existing assets. For the Successor Company, property, plant, and equipment were adjusted to fair value as of May 1, 2009, and are currently stated at that value less accumulated depreciation and amortization. Property, plant and equipment acquired after May 1, 2009, are stated at acquisition cost less accumulated depreciation and amortization. The Company capitalizes interest costs associated with significant capital projects using its average borrowing rate. When property, plant and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred.
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
When depreciable assets are idled, the Company records depreciation over the revised expected remaining useful life of the assets considering their estimated salvage value.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group.
Goodwill and Intangible Assets
Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets as determined upon the adoption of fresh-start accounting. The Company recorded $118.7 million of goodwill as a result of the adoption of fresh-start accounting. The goodwill is not deductible for tax purposes.

Identifiable intangible assets consist of the Company’s trade name, technology, and leasehold interests. The Company’s trade name is an indefinite-lived asset and consequently is not amortized. Technology and leasehold interests are finite-lived intangible assets and are amortized over their useful lives.
The Company has one reporting unit and therefore assesses goodwill for impairment at the consolidated company level. The Company’s annual impairment reviews for goodwill and indefinite-lived intangible assets are performed as of October 1. The Company also performs interim reviews when the Company determines that a triggering event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying value.
The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Step 1 calculation used to identify potential impairment compares the calculated fair value for the Company’s single reporting unit to its book value, including goodwill, on the measurement date. If the fair value of the reporting unit is less than its book value, then a Step 2 calculation is performed to measure the amount of the impairment loss (if any) for the reporting unit.
The Step 2 calculation compares the implied fair value of the goodwill to the book value of goodwill. The implied fair value of goodwill is equal to the excess of the fair value of the reporting unit above the fair value of identified assets and liabilities. If the book value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess (not to exceed the book value of goodwill).
See Note 10 for a description of the Company’s annual and interim impairment tests performed at October 1, 2009 and December 31, 2009.
Derivative Financial Instruments
Derivative instruments are reported as either assets or liabilities in the consolidated balance sheets at their fair values. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction, and if so, the type of hedge transaction. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. See Note 26 for additional information.
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
Reserves for Self Insurance
The Company maintains a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. The Company retains the risk with regard to (i) potential liabilities under a number of health and welfare insurance plans (including workers’ compensation) that we sponsor for our employees and (ii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We estimate the liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to variability. Among the causes of this variability are unpredictable external factors, future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The amount of self insurance liability at December 31, 2009 and 2008 was $3.8 million and $4.7 million, respectively.
Related to workers’ compensation, the Company has insurance that limits its loss per claim to $250 thousand and its total losses in any policy year to $3.3 million. Related to medical costs, the Company has a lifetime cap of benefits of $1.5 million per covered participant and a loss limit of $300 thousand per covered participant, per year. The Company has aggregate stop loss coverage of $1.0 million if aggregate medical costs exceed $11.4 million annually. The Company is responsible for medical costs exceeding $12.4 million.
Deferred Financing Costs
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
The Predecessor Company’s potentially dilutive securities consisted of potential common shares related to restricted stock awards. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding at December 31, 2009.
The computation of Diluted EPS for the year ended December 31, 2008 excludes 536 shares of restricted stock due to the loss for the period.
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
Fair Value Measurements
The Company measures fair value in accordance with accounting guidance that requires an entity to base fair value on an exit price and maximize the use of observable inputs and minimize the use of unobservable inputs when determining an exit price. Fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange.
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
Level 1 — Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
Level 2 — Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, and credit risks; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Inputs are unobservable inputs that are used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability.

Recent Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became effective. The Codification is the single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Annual Report on Form 10-K contains references to the Codification as needed. The adoption of the Codification did not have a material impact on the Company’s results of operations or financial condition.
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
In December 2007, the FASB issued new guidance for business combinations. The new guidance is contained in ASC 805 “Business Combinations.” This new guidance revises how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. In addition, it expands required disclosures surrounding the nature and financial effects of business combinations. The new guidance is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The impact of this new guidance on the Company’s consolidated financial statements could be material for business combinations which may be consummated subsequent to the effective date. The application of ASC 805 as a result of applying the fresh-start accounting provisions of ASC 852 “Reorganizations” upon emergence from Chapter 11 has resulted in material adjustments to the historical carrying amounts of the Predecessor Company’s assets and liabilities. The impact of these adjustments is summarized in Note 4 — “Fresh Start Accounting” in the notes to these consolidated financial statements.
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
Effective for fiscal years ending after December 15, 2009, ASC 715-20 “Compensation — Retirement Benefits”, requires additional disclosures about employers’ plan assets of a defined benefit pension or other postretirement plan. The requirements include disclosing investing strategies, major categories of plan assets, concentrations of risk within plan assets, information about fair value measurements of plan assets, and valuation techniques used to measure the fair value of plan assets. Adoption of these additional requirements did not have an impact on the Company’s results of operations or financial condition.
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

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the financial projections included in the Company’s Plan of Reorganization, as filed with the Bankruptcy Court. These projections were limited by the information available to the Company as of the date of the preparation of the projections and reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond the Company’s control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Therefore variations from the projections may be material.
After deducting the fair value of the Secured Notes (as determined by quoted market prices) and the outstanding Exit Facility balance (net of cash), the equity value of the Company was calculated to be $101.5 million. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. Moreover, the market value of the Company’s common stock may differ materially from the equity valuation used for accounting purposes.
Fresh-start accounting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start accounting, the Company’s asset values are remeasured and allocated in conformity with ASC 805, “Business Combinations”. The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying consolidated balance sheet. Fresh-start accounting also requires that all liabilities, other than deferred taxes and pension and other postretirement benefit obligations, should be stated at fair value. Deferred taxes are determined in conformity with ASC 740, “Income Taxes.” Pension and postretirement liabilities are remeasured in conformity with ASC 715, “Compensation — Retirement Benefits.”
Estimates of fair value included in the Successor Company financial statements represent the Company’s best estimates based on independent appraisals and valuations, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.
The following fresh-start consolidated balance sheet presents the financial effects on the Company of the implementation of the Plan of Reorganization and the adoption of fresh-start accounting. The effect of the consummation of the transactions contemplated in the Plan of Reorganization includes the settlement of liabilities and the issuance of common stock.

The effects of the Plan of Reorganization and fresh-start reporting on the Company’s consolidated balance sheet are as follows:

		Reclassifications
	Predecessor	and		Fresh Start		Successor
	April 30,	Plan of		Accounting		May 1,
(In thousands)	2009	Reorganization		Adjustments		2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,884	$—		$—		$1,884
Accounts receivable, net	48,021	876	a	(26	) g	48,871
Accounts receivable — related party	876	(876	) a	—		—
Inventories, net	55,179	—		1,621	g	56,800
Prepaid expenses and other current assets	23,626	(13,870	) b, k	(1,132	) g	8,624
Deferred income taxes	1,594	—		(714	) i	880
Current assets of discontinued operations	310	—		—		310

Total current assets	131,490	(13,870)		(251)		117,369

Property, plant and equipment, net	128,938	11,216	k	37,385	g	177,539
Goodwill	148,813	—		(31,500	) g, h	117,313
Intangible assets	—	—		36,404	g, h	36,404
Restricted cash	9,327	—		—		9,327
Other assets	1,265	2,654	b	(2,654	) g	1,265

Total assets	$419,833	$—		$39,384		$459,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—		$—		$5,000
Current portion of long-term debt	220,000	(220,000	) b	—		—
Accounts payable	83,407	850	a	—		84,257
Accrued expenses and other current liabilities	27,165	4,148	a, c, d	(459	) g	30,854
Accounts payable and accrued expenses — related party	4,108	(4,108	) a	—		—
Deferred income taxes	1,594	—		(1,594	) i	—
Current liabilities of discontinued operations	131	—		—		131

Total current liabilities	341,405	(219,110)		(2,053)		120,242

Long-term debt, net of current portion	—	220,000	b	(65,725	) g	154,275
Pension and postretirement liabilities	37,545	(367	) d	(7,424	) g	29,754
Deferred income taxes	—	—		38,715	i	38,715
Other liabilities	16,919	—		(2,984	) g	13,935
Non-current liabilities of discontinued operations	812	—		—		812
Liabilities subject to compromise	186,229	(186,229	) e	—		—

Total liabilities	582,910	(185,706)		(39,471)		357,733

Commitments and contingencies

Stockholders’ Equity (Deficit):
Predecessor preferred stock	—	—		—		—
Predecessor common stock	125	(125	) f	—		—
Predecessor additional paid-in capital	277,968	(277,968	) f	—		—
Predecessor treasury stock	(1,033)	1,033	f	—		—
Successor common stock	—	18	e	—		18
Successor additional paid-in capital	—	101,466	e	—		101,466
Accumulated other comprehensive loss, net of tax	(48,581)	—		48,581	j	—
Accumulated deficit	(391,556)	361,282	c, e, f	30,274	j	—

Total stockholders’ equity (deficit)	(163,077)	185,706		78,855		101,484

Total liabilities and stockholders’ equity (deficit)	$419,833	$—		$39,384		$459,217

Notes to Plan of Reorganization and fresh-start accounting adjustments (in thousands, unless otherwise noted)

(a)	At April 30, 2009, Crown Holdings, Inc. (“Crown”) owned approximately 10% of the Predecessor Company’s outstanding common stock. As of May 1, 2009, as a result of the cancellation of the Predecessor Company’s common stock, Crown is no longer considered a related party. This adjustment reflects the reclassification of amounts formerly classified as related party transactions.

(b)	These adjustments reflect the reclassification to long-term debt of the $220 million Senior Notes that had been classified as a current liability on the Predecessor Company’s balance sheet due to the Chapter 11 proceedings and the reclassification of the related deferred financing fees from current assets to non-current assets.

(c)	This adjustment reflects an accrual of $523 thousand for costs related to a contract that was rejected as part of the Chapter 11 proceedings.

(d)	As a result of the termination of the Supplemental Executive Retirement Plan the Company reclassified the outstanding liability under the plan to current liabilities. The liability was paid in full in June 2009.

(e)	This adjustment reflects the discharge of $186.2 million of liabilities subject to compromise in accordance with the terms of the Plan of Reorganization and the issuance of 1.75 million shares of Successor Company common stock to the holders of Senior Subordinated Notes in satisfaction of such claims.

(f)	This adjustment reflects the cancellation of the Predecessor Company’s common stock.

(g)	To record assets and liabilities at their estimated fair values:

(In thousands)
Accounts receivable	$(26)
Inventories	1,621
Prepaid expenses and other current assets	(1,132)
Property, plant, and equipment	37,385
Goodwill	(80,081)
Intangible assets	36,404
Other assets	(2,654)
Accrued expenses and other current liabilities	459
Long-term debt	65,725
Pension and postretirement liabilities	7,424
Other liabilities	2,984

Gain on fresh start adjustments before tax	68,109
Elimination of other comprehensive income	48,581
Less: tax effect on fresh-start adjustments	(37,835)

Total change in equity	$78,855

(h)	To eliminate Predecessor goodwill.

(i)	To adjust deferred taxes to reflect the impact of fresh-start accounting fair value adjustments.

(j)	To reset accumulated other comprehensive loss and accumulated deficit to zero.

(k)	To reclassify pallets used for shipping products to customers from prepaid expenses to property, plant, and equipment.
During the fourth quarter of 2009 the Company recorded an adjustment to correct errors in the allocation of its reorganization value. The adjustment resulted in a $1,369 increase to goodwill, a decrease to property, plant and equipment of $3,754, a decrease to pension liabilities of $1,529, and a decrease to deferred tax liabilities of $856. The adjustment to property, plant and equipment resulted from errors discovered as a result of the Company’s physical inventory count of its property, plant, and equipment in December of 2009. The adjustment to pension liabilities resulted from errors in employee census data that were discovered at year end. These adjustments had no impact on the gain from fresh-start accounting adjustments. Based upon an evaluation of the impact of these accounting errors, both individually and in the aggregate, the Company concluded that both the qualitative and quantitative impact of these errors were not material to the previously issued financial statements.

5. Liabilities Subject to Compromise and Reorganization Items
Liabilities subject to compromise refers to pre-petition obligations that were impacted by the Chapter 11 reorganization process. At December 31, 2009, there were no liabilities subject to compromise due to our emergence from bankruptcy. For further information regarding the discharge of liabilities subject to compromise see Note 4.
Liabilities subject to compromise at December 31, 2008, are summarized in the following table:

Predecessor
(In thousands)	December 31, 2008

Subordinated Notes	$175,000
Accrued interest on Subordinated Notes	11,229

$186,229

Subsequent to its Chapter 11 filing, the Company recorded post-petition interest expense on its prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceeding or that it was probable the interest would be an allowed claim. Had the Company recorded interest expense on its liabilities subject to compromise, interest expense would have been higher by $6,417 for the four months ended April 30, 2009 and $53 for the year ended December 31, 2008.
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items, net” in the accompanying consolidated statements of operations and consisted of the following:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Gain from discharge of debt	$—	$84,745	$—
Gain from fresh-start accounting adjustments	—	68,109	—
Contract termination expenses	—	(523)	—
Professional fees associated with bankruptcy proceedings	(1,775)	(6,905)	(2,795)
Write-off of debt issuance costs related to debt subject to compromise	—	—	(2,041)
Write-off of debt discount on debt subject to compromise	—	—	(1,005)
Write-off of debt issuance costs associated with Revolver Loan	—	—	(805)
DIP and Exit Financing fees	—	(100)	(2,268)
Other, net	(131)	(1,158)	(276)

Reorganization items, net	$(1,906)	$144,168	$(9,190)

The Successor Company made cash payments of $9,025 for the eight months ended December 31, 2009, and the Predecessor Company made cash payments of $3,014 for the four months ended April 30, 2009 related to reorganization items.

6. Accounts Receivable

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Trade accounts receivable	$35,427	$40,796
Less: allowance for doubtful accounts	(322)	(1,904)

Net trade accounts receivable	35,105	38,892
Value added taxes recoverable	2,202	4,331
Miscellaneous receivables	1,747	2,472

Total	$39,054	$45,695

The Company wrote off approximately $136 and $1,103 of trade receivables against the allowance for doubtful accounts in 2009 and 2008, respectively.
7. Inventories

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Finished goods	$27,715	$34,021
Raw materials and supplies	16,343	15,744

Total	$44,058	$49,765

The inventory balance has been reduced by reserves for obsolete and slow-moving inventories of $1,185 and $707 as of December 31, 2009 and 2008, respectively.
8. Property, Plant and Equipment

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Land and improvements	$15,812	$3,438
Buildings and improvements	50,708	93,405
Machinery and equipment	121,975	578,062

	188,495	674,905
Less: accumulated depreciation and amortization	(40,303)	(545,647)

	148,192	129,258
Construction in progress	3,334	3,113

Property, plant and equipment, net	$151,526	$132,371

Depreciation expense was $32,327, $9,040 and $31,108 for the eight months ended December 31, 2009, the four months ended April 30, 2009, and the year ended December 31, 2008, respectively. The Company recorded accelerated depreciation on idled assets in the amount of $6,275 for the year ended December 31, 2009, of which $3,722 was recorded in the fourth quarter.
During the fourth quarter of 2009, the Company reduced the carrying value of property, plant and equipment by $3,754 to correct an error in the April 30, 2009 fresh-start accounting allocation of its reorganization value. See Note 4.

9. Other Assets

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Deposits	$1,294	$1,003
Contract acquisition fees	940	—
Deferred financing costs, net	552	—
Supplies	342	112
Other	464	511

Total	$3,592	$1,626

10. Goodwill and Intangible Assets
The Company performed its annual goodwill impairment assessment as of October 1, 2009. In performing the impairment assessment, the Company estimated the fair value of its single reporting unit using the following valuation methods and assumptions:
1.	Income Approach (discounted cash flow analysis) — the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the entity, and the discount rate. The Company used the Gordon Growth Model and assumed a 3% growth rate to estimate the terminal value of the business. Cash flows were discounted at a rate of 10.4%.
2.	Market Approach (market multiples) — this method begins with the identification of a group of peer companies. Peer companies represent a group of companies in the same or similar industry as the company being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an appropriate valuation multiple. Various operating performance measurements of the company being valued are then benchmarked against the peer group and a discount or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the company being valued to arrive at an estimate of its fair value. An equity value is then derived by subtracting the fair value of interest bearing debt from the total enterprise value. A control premium is then applied to the equity value. The combined value of interest bearing debt plus an equity value including control premium equals the estimated total, or enterprise value, of the business. The Company selected 11 public companies in the packaging industry as its peer group. The Company calculated for the peer group an average multiple of 2010 projected EBITDA and a multiple of projected 2011 EBITDA. The peer group average multiples were then discounted approximately 10% based upon an unfavorable comparison of the Company’s historical growth and profit margins as compared to the peer group. The result was a market multiple of 5.3 for 2010 and a market multiple of 4.7 for 2011. A weighting of 80% and 20% were assigned to the 2010 and 2011 valuation multiples, respectively. The company used quoted market prices to determine the fair value of its debt at October 1, 2009. A control premium of 20% was assumed to determine the Company’s equity value.
The Company believes that the valuation methods described above, weighted equally, provides a value representative of the fair value of the Company better than the use of a single technique.

The determination of estimated fair value requires the exercise of judgment and is highly sensitive to the Company’s assumptions. The following table provides a summary of the impact that changes in the assumptions used would have on the fair value of the Company’s reporting unit at October 1, 2009.

			(In millions)
		Assumed	Decrease in
Valuation Method	Assumption	Change	Fair Value

Discounted cash flow	Projected cash flows	10% decrease	$(14.4)
Discounted cash flow	Terminal year growth rate	100 basis point decrease	$(9.4)
Discounted cash flow	Discount rate	100 basis point increase	$(6.5)

Market approach	Projected cash flows	10% decrease	$(16.7)
Market approach	Market multiple	20% discount to peer average	$(18.0)
Market approach	Control premium	10% control premium	$(4.1)
As of October 1, 2009, a decrease of approximately $2.4 million in the estimated fair value of the implied equity of Company’s reporting unit would have caused the Company to perform a Step 2 goodwill impairment analysis.
Based upon the results of the annual impairment assessment the Company’s does not believe that its goodwill was impaired as of October 1, 2009. In making the determination that goodwill was not impaired at October 1, 2009, the Company considered both qualitative and quantitative factors, including the effect of its recent emergence from bankruptcy and the limited volume of trading of its securities in the equity and debt markets.
In addition to the annual test described above, the Company performed an interim goodwill impairment assessment as of December 31, 2009 since the Company’s market capitalization of $33.3 million was less than the carrying value of its stockholders’ equity of $78.6 million. The calculation of the fair value of the Company’s reporting unit was performed consistently with the annual test performed at October 1, 2009, with updated assumptions where appropriate. The most significant change to the October 1 valuation was a downward revision to projected cash flows due to declines in the Company’s projected sales from its previous projections utilized in its annual impairment test. Based upon the analysis performed as of December 31, 2009, the Company failed Step 1 of the goodwill impairment test. Consequently, the Company performed a hypothetical purchase price allocation to determine the amount of goodwill impairment, if any. The significant fair value adjustment in the hypothetical purchase price allocation was an increase to long-term debt. The adjustments to measure the assets, liabilities and intangibles at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the consolidated balance sheet.
The results of the second step of the goodwill impairment test indicated that goodwill was not impaired as of December 31, 2009. However, a small negative change in the assumptions used in the valuation, particularly the projected cash flows, the discount rate, the terminal year growth rate, and the market multiple assumptions could significantly affect the results of the impairment analysis. If the Company makes additional downward revisions to its cash flow projections in the future, the Company may experience a material impairment charge to the carrying amount of its goodwill. At December 31, 2009, an approximate 5% decline in the estimated fair value of the Company’s reporting unit would have resulted in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.
The Company also performed an annual impairment test of its indefinite-lived intangible asset as of October 1, 2009 and an interim impairment test as of December 31, 2009. An impairment of the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the assets and their fair values. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 3%, and a discount rate of approximately 13.5%. Based on these evaluations the Company recorded impairment charges related to its trade name intangible asset of $1.0 million as of October 1, 2009, and $3.0 million as of December 31, 2009. These impairment charges are included within operating expenses in the accompanying consolidated statement of operations for the eight months ended December 31, 2009. The primary factor contributing to the impairment charges was a reduction in sales expectations from its previous projection utilized in its annual impairment test.

The following table presents a summary of the activity related to the carrying value of goodwill:

	Successor		Predecessor
	Eight Months	April 30, 2009
	Ended	Fresh-start	Four Months	Year Ended
	December 31,	Accounting	Ended April 30,	December 31,
(In thousands)	2009	Adjustments	2009	2008
Beginning balance:
Goodwill	$117,313	$381,872	$381,872	$381,872
Accumulated impairment losses	—	(233,059)	(233,059)	(233,059)

	117,313	148,813	148,813	148,813

Adjustments during the period:
Fresh-start accounting adjustments, net	—	(31,500)	—	—
Correction of errors (see note 4)	1,369

Ending balance:
Goodwill	118,682	117,313	381,872	381,872
Accumulated impairment losses	—	—	(233,059)	(233,059)

	$118,682	$117,313	$148,813	$148,813

The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Trade name	25,500	—
Accumulated impairment losses	(4,000)	—

Total	$21,500	$—

The following table presents a summary of finite-lived intangible assets:

	Successor
	December 31, 2009
	Estimated	Gross
	Life	Carrying	Accumulated	Net Book
(In thousands)	(in years)	Amount	Amortization	Value
Technology	4 to 12	$9,700	$(805)	$8,895
Leasehold interests	4	1,204	(201)	1,003

Total		$10,904	$(1,006)	$9,898

Amortization expense was $1,006 for the eight months ended December 31, 2009 and is included within cost of goods sold in the accompanying consolidated statements of operations.
The following table summarizes the expected amortization expense for finite-lived intangible assets:

(In thousands)
2010	$1,509
2011	1,509
2012	1,509
2013	909
2014	608
After 2014	3,854

$9,898

11. Accrued Expenses and Other Current Liabilities

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Salaries, benefits, and other employee costs	$6,235	$10,005
Value added taxes	4,015	4,824
Interest	1,610	1,870
Other accrued taxes	1,865	2,120
Asset retirement obligations (See Note 17)	1,264	2,163
Customer incentives	1,491	—
Other current liabilities	8,773	9,099

Total	$25,253	$30,081

12. Debt

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Short-term:
Exit Facility	$5,000	$—
Revolver	—	20,000

Total short-tem debt	$5,000	$20,000

Long-term:
Secured Notes	$167,919	$220,000
Less current portion	—	(220,000)

Long-term debt, net of current portion	$167,919	$—

At December 31, 2009 and 2008, there were $4.0 million and $10.1 million, respectively, outstanding under letters of credit. The weighted-average interest rates on short-term borrowings outstanding at December 31, 2009 and 2008 were 7% and 2%, respectively.
In connection with the Company’s reorganization and emergence from bankruptcy, on the Effective Date, all of the Company’s 11% Senior Subordinated Notes Due 2012 were canceled and the related indenture was terminated. Pursuant to the Plan of Reorganization the holders of Class 4 Senior Subordinated Note Claims (as defined in the Plan) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes. In addition, the Company’s existing revolving credit facility, the Senior Secured Super-Priority Debtor in Possession and Exit Credit Agreement (“Exit Facility”) was converted into an exit facility. The Exit Facility provided for a credit facility of up to $75.0 million, subject to borrowing base limitations, reserves imposed by the agent in its discretion and certain covenants. Interest accrued under the Exit Facility at fluctuating interest rates with a floor of 6.75%. The Company was in compliance with the covenants of the Exit Facility as of December 31, 2009.
On February 11, 2010, the Company entered into the Credit Agreement with General Electric Capital Corporation (“Lender”) and terminated its previous credit agreement. The Credit Agreement provides for up to $75.0 million of available credit, with a sublimit of up to $15.0 million for the issuance of letters of credit and up to $15.0 million in the case of swing loans. Available credit under the Credit Agreement is limited to a borrowing base consisting of the sum of:
(a)	up to 85% of the dollar equivalent of the book value of eligible accounts receivable; plus

(b)	subject to certain limitations, the lesser of (i) 65% of the dollar equivalent of the book value of eligible inventory valued at the lower of cost on a first-in, first-out basis or market, and (ii) up to 85% of the dollar equivalent of the book value of the net orderly liquidation value of eligible inventory; minus

(c)	$2.5 million; minus

(d)	such reserves as the Agent may from time to time establish in its discretion in connection with hedging arrangements; minus

(e)	such reserves as the Agent may from time to time establish in its discretion in connection with eligibility criteria or otherwise.

The Credit Agreement contains certain financial covenants. Capital expenditures in any fiscal year may not exceed $25 million plus the carry over of up to 75% of such amount from the immediately preceding fiscal year if not used in that year. In addition, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter is less than $15 million for any period of five consecutive business days, the Company must maintain Consolidated EBITDA, as defined in the Credit Agreement, of not less than $40 million, calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal quarter. The Company expects to be in compliance with its debt covenants during 2010. Based upon its current projections though, the Company believes that the trailing twelve month Consolidated EBITDA will fall below $40.0 million at the end of the second quarter of 2010, but that the Company will remain in compliance with this covenant because available credit will not fall below $15.0 million for five consecutive business days. The Company’s projected availability and Consolidated EBITDA may be impacted by unit volume changes, resin price changes, movements in foreign currency, working capital changes, changes in product mix, factors impacting the value of the borrowing base, and other factors. In response to these factors, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the covenant. There can be no assurance that such actions would be successful.
The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Lender may, among other things, accelerate the maturity of the Credit Agreement. The Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the Credit Agreement. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating base rate of not less than 3.5% plus a margin ranging from 2.75% to 3.25% per year, or (ii) a fluctuating LIBOR base rate of not less than 2.5% plus a margin ranging from 3.75% to 4.25% per year. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
The Company, its U.S. subsidiaries and its UK subsidiary jointly and severally guarantee the obligations under the Credit Agreement. Collateral securing the obligations under the Credit Agreement consists of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and intangibles of the Company and its domestic and United Kingdom subsidiaries.
The Credit Agreement’s scheduled expiration date is February 11, 2013. However, the Credit Agreement may terminate earlier if the Company’s Secured Notes are not refinanced at least 90 days prior to their scheduled due date or in the case of an event of default.
The Company’s outstanding long-term debt at December 31, 2009 consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005 the Company entered into an interest rate swap for a notional amount of $100 million. The Company effectively exchanged its floating interest rate for a fixed rate of 7.9% through February 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its UK subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at December 31, 2009. If an event of default shall occur and be continuing under the indenture, either the Trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. If there is an event of default under the Credit Agreement that has occurred or is continuing, the Trustee may accelerate the maturity of the Secured Notes.

Upon the adoption of fresh-start accounting, the Company adjusted the Secured Notes to fair value based upon their quoted market price. The Company currently expects to record accretion expense of approximately $22.8 million in 2010, $25.8 million in 2011 and $3.5 million in 2012. For the eight months ended December 31, 2009, the Company recorded $13.6 million of accretion expense which is included in interest expense in the accompanying consolidated statement of operations.
13. Other Liabilities

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Interest rate swap (see Note 26)	$6,485	$8,512
Asset retirement obligations (see Note 17)	4,278	3,665
Post-employment benefits	1,308	1,623
Deferred rent	966	3,435
Non-current liabilities of discontinued operations	881	773
Other	585	80

	$14,503	$18,088

The Company has recorded asset retirement obligations primarily associated with its leased plant facilities. Post-employment benefits consist primarily of disability and severance benefits for U.S. personnel. Deferred rent is the result of the recognition of rent expense on a straight-line basis over the lease term.
14. Restructuring and Other Related Charges
On October 10, 2008, the Company executed a new four-year cold fill supply agreement effective January 1, 2009, (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc (“Pepsi”). Under the terms of the New Agreement, the Company anticipated approximately a 30% reduction in volume in 2009. Therefore, in conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that involved the closure of three U.S. manufacturing facilities and a reduction of operations in three other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008. The Company continues to service the Houston plant’s PET business using existing assets at the Company’s Dallas, Texas facility.
In connection with the restructuring actions described above (the “2008 Restructuring”), the Company expects to incur total charges of approximately $10.5—$12.8 million, depending on the Company’s ability to enter into a sublease agreement for a leased facility. The total charges include (i) an estimated $2.5 million related to costs to exit facilities, (ii) an estimated $1.5 million related to employee severance and other termination benefits the majority of which was paid in the fourth quarter of 2008 with the remainder paid in 2009, and (iii) approximately $7.7 million of accelerated depreciation and other non-cash charges. The Company’s estimated future rental cost due under the current facility lease agreement has been reduced by the potential of a sublease agreement. If the Company is unable to negotiate a sublease, the estimated cash costs associated with the lease agreements, including executory and other exit costs, would be approximately $1.2 million in 2010.
Cash savings realized in 2009 as a result of reducing manufacturing and corporate overhead was approximately $22.4 million. These restructuring actions were substantially complete at the end of 2009.
In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The customer sales volume provided by the Salt Lake City supply agreement has been shifted to other production facilities. The company did not incur any restructuring expenditures in 2009 related to the Salt Lake City shut-down.

The following table presents a summary of the restructuring reserve activity:

	2007 Plan			2008 Plans
	Severance	Contract		Contract	Severance
	and	and Lease		and Lease	and
	Termination	Termination	Other	Termination	Termination	Other
	Benefits	Costs	Costs	Costs	Benefits	Costs	Total

Balance, January 1, 2008 (Predecessor)	$228	$488	$228	$—	$—	$—	$944
Charges to income	—	262	—	553	1,539	823	3,177
Payments	(216)	(586)	(229)	(308)	(921)	(802)	(3,062)
Adjustments	2	(164)	1	(118)	(64)	—	(343)

Balance, December 31, 2008 (Predecessor)	14	—	—	127	554	21	716
Charges to income	—	—	—	320	34	298	652
Payments	—	—	—	(336)	(451)	(238)	(1,025)
Adjustments	—	—	—	—	—	—	—

April 30, 2009 (Predecessor)	14	—	—	111	137	81	343
Charges to income	—	—	—	320	45	1,277	1,642
Payments	—	—	—	(385)	(116)	(1,029)	(1,530)
Adjustments	—	—	—	—	(66)	—	(66)

December 31, 2009 (Successor)	$14	$—	$—	$46	$—	$329	$389

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
15. Pension and Postretirement Benefits
Historically, all of the Company’s U.S. salaried and hourly personnel participated in a defined benefit pension plan. The benefits under this plan for salaried employees were based primarily on years of service and remuneration near retirement. The benefits for hourly employees were based primarily on years of service and a fixed monthly multiplier. Effective April 1, 2007, the Company amended its U.S. defined benefit pension plan. Under the amendment, plan benefits were frozen as of March 31, 2007 for plan participants with age plus service as of December 31, 2007 that is less than 65 (“65 points”). For salaried participants with at least 65 points, benefit accruals on or after April 1, 2007 are based on the corporate salaried benefit formula with the final average earnings percentage reduced to 1% per year of future service. Past service benefits will continue to be based on the final average earnings at retirement, where applicable. There is no change in the benefit formula for hourly participants with at least 65 points. Employees hired after April 1, 2007 are not eligible to participate in the pension plan.
Employees of the U.K. operation participated in a contributory pension plan with a benefit based on years of service and final salary. Under the U.K. plan, participants contributed 5% of their salary each year and the U.K. operation contributed the balance, which was approximately 22% of salary. Effective February 28, 2010, the U.K. pension plan was frozen.
Employees in the Netherlands operation are entitled to a retirement benefit based on years of service and average salary. The plan is financed via participating annuity contracts and the values of the participation rights approximate the unfunded service obligation based on future compensation increases.
During the fourth quarter of 2009, the Company reduced the U.S. pension liability by $1,529 to correct an error in the April 30, 2009 fresh-start accounting allocation of its reorganization value. See Note 4.
Due to a reduction in its workforce as a result of the 2008 Restructuring, the Company recorded a curtailment charge of $39 for the year ended December 31, 2008. The curtailment resulted in an increase in the benefit obligation and a decrease in accumulated other comprehensive income of $5,796.

The components of net periodic pension cost are summarized in the following table:

	Successor			Predecessor			Predecessor
	Eight Months Ended			Four Months Ended			Year Ended
	December 31, 2009			April 30, 2009			December 31, 2008
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$355	$363	$718	$207	$168	$375	$667	$653	$1,320
Interest cost	3,530	430	3,960	1,752	171	1,923	5,250	649	5,899
Expected return on plan assets	(3,028)	(395)	(3,423)	(1,504)	(168)	(1,672)	(6,021)	(856)	(6,877)
Recognized actuarial loss	—	—	—	1,585	106	1,691	2,171	224	2,395
Recognized prior service costs	—	—	—	18	(12)	6	59	(42)	17
Curtailment	—	—	—	—	—	—	39	—	39

Total pension expense	$857	$398	$1,255	$2,058	$265	$2,323	$2,165	$628	$2,793

A measurement date of December 31 was used for all plans presented below. Changes in the pension benefit obligations, plan assets, and funded status were as follows:

	Successor			Predecessor
	Eight Months Ended			Four Months Ended			Year Ended
	December 31, 2009			April 30, 2009			December 31, 2008
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Change in Benefit Obligation:
Benefit obligation at beginning of period	$74,617	$9,795	$84,412	$84,192	$9,784	$93,976	$76,960	$12,457	$89,417
Service cost	355	363	718	207	179	386	667	653	1,320
Interest cost	3,530	430	3,960	1,752	185	1,937	5,250	649	5,899
Actuarial (gain) loss	11,887	2,631	14,518	(10,313)	(194)	(10,507)	4,780	(539)	4,241
Participant contributions	—	152	152	—	62	62	—	274	274
Benefits paid	(2,852)	(369)	(3,221)	(1,221)	(323)	(1,544)	(3,465)	(482)	(3,947)
Foreign currency translation	—	1,000	1,000	—	102	102	—	(3,228)	(3,228)

Benefit obligation at end of period	87,537	14,002	101,539	74,617	9,795	84,412	84,192	9,784	93,976

Change in Plan Assets:
Fair value of plan assets at beginning of period	54,034	6,608	60,642	53,765	6,610	60,375	73,188	10,567	83,755
Actual returns on plan assets	11,664	1,895	13,559	462	(426)	36	(18,998)	(2,252)	(21,250)
Employer contributions	1,677	382	2,059	1,028	581	1,609	3,040	963	4,003
Participant contributions	—	152	152	—	62	62	—	274	274
Benefits paid	(2,852)	(369)	(3,221)	(1,221)	(323)	(1,544)	(3,465)	(482)	(3,947)
Foreign currency rate changes	—	677	677	—	104	104	—	(2,460)	(2,460)

Fair value of plan assets at end of period	64,523	9,345	73,868	54,034	6,608	60,642	53,765	6,610	60,375

Funded status at end of period	$23,014	$4,657	$27,671	$20,583	$3,187	$23,770	$30,427	$3,174	$33,601

	Successor			Predecessor
	December 31, 2009			December 31, 2008
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Amounts recognized on the consolidated balance sheets:
Current liability	$48	$516	$564	$64	$—	$64
Non-current liability	22,966	4,141	27,107	30,363	3,174	33,537

Total liability	$23,014	$4,657	$27,671	$30,427	$3,174	$33,601

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial losses	$(3,251)	$(1,130)	$(4,381)	$(55,952)	$(6,079)	$(62,031)
Prior service costs	—	—	—	(233)	436	203

	$(3,251)	$(1,130)	$(4,381)	$(56,185)	$(5,643)	$(61,828)

The net loss is not expected to be amortized from accumulated other comprehensive loss into net periodic benefit costs during 2010.

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Successor			Predecessor
	December 31, 2009			December 31, 2008
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total
For all plans:
Accumulated benefit obligation	83,808	10,174	93,982	80,595	7,234	87,829
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	87,537	12,911	100,448	84,192	9,784	93,976
Fair value of plan assets	64,523	9,345	73,868	53,765	6,610	60,375
Assumptions
Weighted-average assumptions used in determining the pension benefit obligations at December 31 were:

	Successor		Predecessor
	2009		2008
	U.S.	Europe	U.S.	Europe
Discount rate	6.10%	5.61%	6.40%	5.80%
Rate of compensation increase	3.00%	4.22%	3.00%	3.92%
Weighted-average assumptions used in determining the net periodic benefit cost for the plans at December 31 were:

	Successor		Predecessor
	Year ended		For months ended		Year ended
	December 31, 2009		April 30, 2009		December 31, 2008
	U.S.	Europe	U.S.	Europe	U.S.	Europe
Discount rate	7.25%	6.40%	6.40%	5.90%	6.75%	5.61%
Rate of compensation increase	3.00%	3.86%	3.00%	3.87%	3.00%	3.90%
Expected return on plan assets	8.50%	8.00%	8.50%	7.96%	8.50%	8.22%
The discount rate assumption used to determine the pension obligation in the U.S. is based on current yield rates in the AA bond market. The current year’s discount rate was selected using a method that matches projected payouts from the plan with a zero-coupon AA bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date as is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA or higher bond universe, apportioned into distinct maturity groups. These individual discount rates are then converted into a single equivalent discount rate which is then used for discount purposes. The discount rates for the European pension plans were determined based on the yields available on high quality Sterling and Euro denominated corporate bonds, the proceeds of which are expected to match in terms of currency and term the projected benefit payments.
The expected long-term rates of return for the U.S. plan are determined at each measurement date based on a review of the actual plan assets and the historical returns of the capital markets. The U.S. plan’s 2009 assumed asset rate of return of 8.5% was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and 6.4% for debt securities. An assumed rate of 9.8% was used for equity securities based on the total return of the S&P 500 for the 25 year period ended December 31, 2008. The Company used a 6.4% assumed return for debt securities, consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The European plan’s assumed asset rate of return of 8% is based on expected returns by asset class and weighting these returns by the actual allocation by asset class. Equity securities are expected to return between 8% and 10% over the long-term, while debt securities are expected to return between 4% and 7%.
A 1.0% decrease in the expected rate of return on plan assets would have increased 2009 pension expense by approximately $605. A 0.5% decrease in the discount rate would have increased 2009 pension expense by $199.

Plan Assets
The Company’s investment strategy for its U.S. defined benefit pension plan is to maximize long-term rate of return on plan assets within an acceptable level of risk. For the U.S. plan, target asset allocations are set using a minimum and maximum range for each asset category as a percentage of the total funds market value. The asset allocation and the investment policies are reviewed semi-annually to determine if changes are necessary. In order to meet target asset allocations, assets may be invested in a mixture of domestic mid and large capitalization common stocks, domestic small capitalization common stocks, domestic investment grade bonds, international common stocks and cash equivalents. The investment process is monitored by an investment committee comprised of various senior executives from within the Company. The Company does not believe there is a significant concentration of risk within the plan assets given the diversification of asset types.
The European plan’s investment strategy is to maintain a diversified but pro-equity approach to maximize the long-term return on the plan’s assets while minimizing investment risks and meet funding requirements. The Trustees periodically review the investments held for suitability and appropriate diversification.
The following tables present the target asset allocations as of December 31, 2009 and 2008:

		Percentage of Plan Assets
		at December 31,
U.S. Plan Assets	Target Allocation	2009	2008
Equity securities	50%-70%	61%	70%
Debt securities	30%-50%	36%	26%
Other	0%-3%	3%	4%

Total		100%	100%

	Percentage of Plan Assets
	at December 31,
Europe Plan Assets	2009	2008
Equity securities	83%	76%
Debt securities	13%	13%
Real estate	1%	1%
Other	3%	10%

Total	100%	100%

The fair values, by asset category, of assets of defined benefit pension plans for both the U.S. and Europe at December 31, 2009, were as follows:

	Fair Value Measurements at December 31, 2009
	Quoted Prices in
	Active Markets	Significant
	for Identical	Observable
(In thousands)	Assets	Inputs
Asset Category	(Level 1)	(Level 2)	Total
U.S.
Money market funds	$1,574	$—	$1,574
Mutual Funds:		—
Corporate bond funds	23,410	—	23,410
Domestic small-cap equity funds	7,688	—	7,688
Domestic large-cap equity funds	24,045	—	24,045
International large-cap equity funds (a)	7,806	—	7,806

	$64,523	$—	$64,523

Europe
Pooled funds (b)	$—	$9,345	$9,345

(a)	Primarily comprised of investments in Europe and the Pacific Basin.

(b)	Comprised of approximately 65% European and U.S. common stocks, 17% Asia/Pacific Basin and emerging markets common stocks, and 13% bonds. The remainder represents cash and other investments.

Cash Flows
Estimated 2010 contributions to the Company’s defined benefit pension plans are expected to be $3,128 and $895 for the U.S. plan and Europe plans, respectively. These estimates may change based on plan asset performance.
The following benefit payments are expected to be paid for the year(s) ending December 31:

	U.S.	Europe	Total
2010	4,101	598	4,699
2011	4,288	622	4,910
2012	4,559	646	5,205
2013	4,851	672	5,523
2014	5,077	738	5,815
2015-2019	29,762	4,401	34,163
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
The components of net periodic postretirement cost are summarized in the following table:

	Successor	Predecessor	Predecessor
	Eight Months Ended	Four Months Ended	Year Ended
(In thousands)	December 31, 2009	April 30, 2009	December 31, 2008
Interest cost	$232	$109	$332
Recognized actuarial loss	—	261	784
Recognized prior service costs	—	(102)	(307)

Total other postretirement benefits expense	$232	$268	$809

Changes in the benefit obligation were as follows:

	Successor	Predecessor
	Eight Months Ended	Four Months Ended	Year Ended
(In thousands)	December 31, 2009	April 30, 2009	December 31, 2008
Benefit obligation — beginning of period	$5,173	$5,310	$6,066
Interest cost	232	109	332
Participant contributions	93	50	145
Actuarial (gain) loss	(1,047)	(229)	(916)
Benefits paid	(83)	(67)	(317)

Benefit obligation — end of period	$4,368	$5,173	$5,310

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Amounts recognized on the consolidated balance sheets:
Current liability	$370	$335
Non-current liability	3,998	4,975

	$4,368	$5,310

Amounts recognized in accumulated other comprehensive income, pretax:
Net actuarial gains (losses)	$1,046	$(2,351)
Prior service costs	—	4,598

	$1,046	$2,247

The estimated net actuarial gain for other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is $62.
The health care accumulated postretirement benefit obligation was determined at December 31, 2009 using a health care cost trend rate of 12.0%, decreasing to 6.5% in 2020. The discount rate was 5.81% and 6.65% for December 31, 2009 and 2008, respectively.
Increasing the assumed health care cost trend by one percentage point would increase the accumulated postretirement benefit obligation by approximately $349 and the total of service and interest cost by $20. Decreasing the assumed health care cost trend by one percentage point would decrease the accumulated postretirement benefit obligation by $303 and the total of service and interest cost by $18.
The accumulated gains and losses in excess of 10% of the greater of the accumulated postretirement pension obligation or the market related value of plan assets are amortized over the average remaining service period of active participants.
Defined Contribution Plan
The Company sponsors a 401(k) Retirement Savings Plan that covers substantially all U.S. employees. The Company’s contributions to the plan were $1,545 and $1,968 in 2009 and 2008, respectively. Effective January 1, 2010, the Company froze its contributions to the plan.
16. Income Taxes
Pre-tax income (loss) was generated under the following jurisdictions:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
U.S.	$(36,687)	$147,236	$(41,753)
Europe	3,844	865	(16,472)

Total	$(32,843)	$148,101	$(58,225)

The benefit (provision) for income taxes consists of the following:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Current tax (provision) benefit:
U.S.	$(10)	$(18)	$56
Europe	—	45	391

	(10)	27	447

Deferred tax (provision) benefit:
U.S.	12,188	(36,926)	—
Europe	(362)	(908)	—

	11,826	(37,834)	—

Total benefit (provision) for income taxes	$11,816	$(37,807)	$447

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal statutory tax rate of 35% to pre-tax income/(loss) as a result of the following differences:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Pre-tax benefit (expense) at 35%	$11,496	$(51,835)	$20,379
State tax (provision) benefit	1,205	(3,002)	(45)
Non-U.S. operations at different rates	983	(560)	(5,375)
Non-deductible reorganization costs	(667)	(2,451)	(1,776)
Non-deductible goodwill	—	(28,028)	—
Restricted stock cancellation	—	(570)	—
Other non-deductible costs	24	(23)	2
Taxable dividend distributions	(1,225)	—	—
Valuation allowance	—	48,662	(12,738)

Benefit from (provision for) income taxes	$11,816	$(37,807)	$447

The components of deferred tax assets and (liabilities) were:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Deferred tax assets:
Employee benefits	$14,425	$14,059	$18,620
Restructuring reserves	150	132	302
Mark-to-market cash flow hedge	2,496	2,911	3,297
Net operating loss carry-forwards	56,372	52,420	51,269
Other Accruals	3,448	4,349	3,218

Total deferred tax asset	76,891	73,871	76,706

Deferred tax liabilities:
Non-accrual interest	(3,087)	(2,470)	—
Secured debt fair value adjustment	(20,048)	(25,301)	—
Cancellation of debt income	(32,622)	(32,622)	—
Property, plant, and equipment	(24,138)	(27,981)	(10,590)
Intangible assets	(12,087)	(14,014)	—
Other	(918)	(1,670)	—

Total deferred tax (liability)	(92,900)	(104,058)	(10,590)

Valuation Allowance	(8,744)	(7,648)	(66,116)

Total Deferred tax asset / (liability)	(24,753)	(37,835)	—

As of December 31, 2009 and 2008, the Company had federal net operating loss carry forwards in the amount of $131.9 million and $106.0 million, respectively. The federal net operating loss carry forwards will begin to expire in the year 2023. The Company’s ability to use the federal net operating loss carry forwards is subject to certain limitations due to ownership changes as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986 as amended.
Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (CODI), which must be included in the obligor’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. In the Company’s case, the Plan of Reorganization enabled the Debtors to qualify for this bankruptcy exclusion rule. The CODI triggered by discharge of debt under the Plan of Reorganization will affect the taxable income of the Debtors for the 2010 tax return by potentially reducing certain income tax attributes otherwise available in the following order: (i) net operating losses (NOLs) for the year of discharge and net operating loss carryforwards; (ii) most credit carryforwards, including the general business credit and the minimum tax credit; (iii) net capital losses for the year of discharge and capital loss carryforwards; and (iv) the tax basis of the debtor’s assets.
As of December 31, 2009 and 2008, the Company had state net operating loss carry forwards in the amount of $109.5 million and $135.7 million, respectively. The state net operating loss carry forwards began to expire in 2007 and continue to expire through 2024.
In the United Kingdom the Company had foreign operating loss carry forwards of $22.8 million and $22.6 million as of December 31, 2009 and 2008, respectively. In the Netherlands the Company had foreign operating loss carry forwards of $0.2 million and $0.0 million as of December 31, 2009 and 2008, respectively. The Company believes that the deferred tax assets in the U.S. and Holland are recoverable and therefore no valuation allowance was recorded for these assets.
The Company has recorded a full valuation allowance against the net deferred tax asset position of its UK subsidiary due to uncertainties surrounding the company’s ability to recognize those deferred tax assets in the future. The Company believes that the deferred tax assets in the U.S. and Holland are recoverable and therefore no valuation allowance was recorded for these assets.
No provision has been made for income taxes on the portion of unremitted earnings of foreign subsidiaries which are deemed to be permanently invested in those operations. Unremitted earnings of foreign subsidiaries are insignificant.

The following table summarizes the activity related to unrecognized tax benefits:

(In thousands)
Balance at January 1, 2008 (Predecessor)	$678
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(106)
Foreign currency translation impact	26

Balance at December 31, 2008 (Predecessor)	603
Additions for tax positions of prior years	60
Foreign currency translation impact	(29)

Balance at April 30, 2009 (Predecessor)	$634

Balance at May 1, 2009 (Successor)	$634
Settlements	(3)
Foreign currency translation impact	50

Balance at December 31, 2009 (Successor)	$681

Total unrecognized tax benefits as of December 31, 2009 were $0.7 million. Total unrecognized tax benefits as of April 30, 2009, and December 31, 2008 were $0.6 million. Total unrecognized tax benefits primarily relate to discontinued operations. Total unrecognized tax benefits are included in other liabilities on the consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of December 31, 2009, April 30, 2009 and December 31, 2008. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled within the next twelve months. See Note 19 for further details. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
The following table presents the tax years that remain subject to examination:

	Examination Years Open
Jurisdiction	From	To
United States:
Federal	2005	2009
States (varies by jurisdictions)	2004	2009
United Kingdom	2008	2009
Netherlands	2005	2009
Italy — (discontinued operation)	2005	2009
17. Asset Retirement Obligations
The Company has asset retirement obligations (“AROs”) resulting from certain leased facilities where a contractual commitment exists to remove equipment and leasehold improvements and return the property to a specified condition when the lease terminates. At December 31, 2009 and 2008, the retirement asset related to the AROs approximated $4,115 and $3,250, respectively.

The following table presents the activity related to AROs:

	Successor		Predecessor
	Eight Months	Fresh-start	Four Months
	Ended	Accounting	Ended	Year Ended
(In thousands)	December 31, 2009	Adjustments	April 30, 2009	December 31, 2008
Beginning balance	$6,068	$6,566	$5,828	$5,714
Accretion expense	347	—	134	431
Revisions to estimates	284	—	759	322
Settlements	(1,157)		(155)	(639)
Fresh-start accounting adjustments	—	(498)	—	—

Ending balance	$5,542	$6,068	$6,566	$5,828

18. Lease Commitments
Constar leases certain property, including warehousing facilities that are classified as operating leases and, as such, are not capitalized. Terms of the leases, including purchase options, renewals, maintenance costs and escalation clauses, vary by lease.
The following is a schedule of future minimum lease payments under long-term operating leases:

(In thousands)
Year Ending December 31,
2010	$8,448
2011	7,227
2012	5,925
2013	4,434
2014	1,266
Thereafter	2,521

Net minimum lease payments	$29,821

Total rent expense was $7,048, $3,614 and $11,138 for the eight months ended December 31, 2009, the four months ended April 30, 2009 and the year ended December 31, 2008, respectively.
19. Commitments and Contingencies
As discussed in Note 1 — “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” in the notes to these consolidated financial statements, on the Petition Date, Constar and the other Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases were jointly administered under the caption In re Constar International Inc., et al., Chapter 11 Case No. 08-13432 (PJW). The Debtors emerged from Chapter 11 on May 29, 2009.
The Company, one of its present directors and certain of its former directors, along with Crown Holdings, Inc., as well as various underwriters, have been named as defendants in a consolidated securities class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, In re Constar International Inc. Securities Litigation (Master File No. 03-CV-05020) generally alleging that the registration statement and prospectus for the Company’s initial public offering of its common stock on November 14, 2002 contained material misrepresentations and/or omissions. This action consolidates previous lawsuits, namely Parkside Capital LLC v. Constar International Inc et al. (Civil Action No. 03-5020), filed on September 5, 2003 and Walter Frejek v. Constar International Inc. et al. (Civil Action No. 03-5166), filed on September 15, 2003. In connection with the Company’s emergence from Chapter 11 and in accordance with the Plan of Reorganization, all such claims are to be subordinated pursuant to Section 510(b) of the Bankruptcy Code and treated as equity interests. The Plan of Reorganization further provides that all pre-petition equity interests in Constar will be extinguished, as will any claims relating to, or arising in connection with, such equity interests (or the purchase or sale of such interests), including all indemnification and contribution obligations related to this action. Accordingly, the Company and the plaintiffs filed a joint stipulation to dismiss Constar from the action based on the Plan of Reorganization. This stipulation dismissing Constar from the action was approved by the District Court on November 4, 2009.

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
Certain judgments against us would constitute an event of default under our debt agreements.
The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company is negotiating to reach an out of court settlement, but there can be no assurance that any such settlement will be reached. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.4 million. The Company intends to defend against this matter vigorously. The Company has established a reserve, including estimated penalties and interest, of $0.9 million at December 31, 2009 and 2008, in respect to this matter. These reserves are included in non-current liabilities of discontinued operations on the consolidated balance sheets.
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
The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual as of December 31, 2009 and 2008 of $0.2 million for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.
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
20. Discontinued Operations
In 2006, the Company closed its Italian operation due to the loss of its principal customer. Accordingly, the assets and related liabilities of the discontinued entity have been classified as assets and liabilities of discontinued operations and the results of operations of the entity have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2009	2008
Assets of Discontinued Operations:
Accounts receivable, net	$—	$14
Prepaid expenses and other current assets	337	328

Total current assets of discontinued operations	$337	$342

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$44	$87

Total current liabilities of discontinued operations	44	87
Other liabilities	881	773

Total liabilities of discontinued operations	$925	$860

Total current assets of discontinued operations are included in “prepaid expenses and other current assets”, total current liabilities are included in “accrued expenses and other current liabilities” and other liabilities of discontinued operations are included in “other liabilities” on the accompanying consolidated balance sheets.
The following is a summary of the results of operations for discontinued operations:

	Successor	Predecessor
	Eight Months	Four Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(80)	(17)	(60)
(Provision for) benefit from income taxes	(5)	(79)	3

Loss from discontinued operations	$(85)	$(96)	$(57)

21. Stockholder’s Equity
In connection with the Company’s reorganization and emergence from bankruptcy, all existing shares of the Predecessor Company’s capital stock were canceled. In addition, in the same connection, all of the Company’s 11% Senior Subordinated Notes Due 2012 were canceled and the related indenture was terminated (except for purposes of allowing the noteholders to receive distributions under the Plan of Reorganization). The holders of the Class 4 Senior Subordinated Note Claims (as defined in the Plan of Reorganization) received ten shares of new Common Stock per one thousand dollars in face amount of the Senior Subordinated Notes.
Pursuant to the Restated Certificate of Incorporation of the Company, 75.0 million shares of common stock in the Successor Company are authorized for issuance, par value $0.01 per share, of which 1.75 million shares were issued pursuant to the Plan of Reorganization. The holders of the Company’s common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Additional shares of the Company’s authorized common stock may be issued, as determined by the board of directors of our company from time to time, without approval of holders of the common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded.

22. Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) consisted of the following:

	Successor			Predecessor
	Eight Months Ended December 31, 2009			Four Months Ended April 30, 2009
	Pre-tax	Tax (Expense)	After-tax	Pre-tax	Tax (Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Pension and postretirement liabilities	$(3,335)	875	$(2,460)	$1,919	—	$1,919
Cash-flow hedge	1,076	(414)	662	951	—	951
Foreign currency translation adjustments	29	—	29	(1,134)	—	(1,134)

Other comprehensive income (loss)	$(2,230)	$461	$(1,769)	$1,736	$—	$1,736

	Predecessor
	Year Ended December 31, 2008
	Pre-tax	Tax (Expense)	After-tax
(In thousands)	Amount	Benefit	Amount
Pension and postretirement liabilities	$(28,523)	—	$(28,523)
Cash-flow hedge	(6,491)	—	(6,491)
Foreign currency translation adjustments	3,317	—	3,317

Accumulated other comprehensive loss	$(31,697)	$—	$(31,697)

Accumulated other comprehensive income (loss) consisted of the following:

	Successor	Predecessor
(In thousands)	December 31, 2009	December 31, 2008
Pension and postretirement liabilities	$(2,460)	$(49,066)
Cash-flow hedge	662	(8,512)
Foreign currency translation adjustments	29	7,261

Accumulated other comprehensive income (loss)	$(1,769)	$(50,317)

23. Stock-Based Compensation
In connection with the Plan of Reorganization, the Company was authorized—without further shareholder approval—to issue 194 thousand shares of common stock to employees and directors. Two-thirds of this amount, or 130 thousand shares, were to be in the form of stock options. On November 5, 2009 the Company’s stockholders approved the Constar International Inc. 2009 Equity Compensation Plan (the “2009 Plan”). The purpose of the 2009 Plan is to allow the Company to issue 130 thousand shares as either stock options or as performance shares. The Company will issue such 130 thousand shares under the 2009 Plan, and not under the authority provided by the Plan. The 2009 Plan is administered by the Compensation and Benefits Committee of the Board of Directors, which determines all terms of the awards. There have been no awards issued under these plans as of December 31, 2009.
Prior to the Effective Date (see note 2), the Company maintained stock-based incentive compensation plans for employees of the Company and stock-based compensation plans for directors. On the Effective Date, the following incentive plans were terminated: (1) the 2007 Non-Employee Directors’ Equity Incentive Plan; (2) the 2007 Stock-Based Incentive Compensation Plan; (3) Constar International Inc. Non-Employee Directors’ Equity Incentive Plan; (4) Constar International Inc. 2002 Stock-Based Incentive Compensation Plan; and, (5) the Amended and Restated Constar International Inc. Annual Incentive and Management Stock Purchase Plan, which was replaced by the Constar International Inc. Annual Incentive Plan, adopted on May 26, 2009. On the Effective Date, all outstanding equity awards granted under the above plans were cancelled in accordance with the terms of the Plan.

The following table summarizes total stock-based compensation expense included in the consolidated statements of operations:

	Predecessor
	Four Months Ended	Year Ended
(in thousands)	April 30, 2009	December 31, 2008
Restricted stock	$597	$817
Restricted stock units	(6)	(209)

	$591	$608

24. Related Party Transactions
Constar was a wholly owned subsidiary of Crown Holdings, Inc. (“Crown”) from 1992 until the closing of Constar’s initial public offering on November 20, 2002. From November 20, 2002 until the Company’s emergence from bankruptcy, Crown owned 1,255,000 shares, or approximately 10%, of the Predecessor’s outstanding common stock. In connection with the Company’s reorganization and emergence from bankruptcy, all existing shares of the Predecessor Company’s capital stock were canceled. Consequently, after May 1, 2009, transactions between Crown and the Company are no longer presented as related party transactions.
For the four months ended April 30, 2009, and the year ended December 31, 2008, the Company paid rent to Crown of $0.2 million and $1.7 million, respectively, for its Philadelphia headquarters, a research facility in Alsip, Illinois and a warehouse facility in Belcamp, Maryland. The leasing arrangements for the Alsip and Belcamp facilities ended in 2008. The Company continues to rent the Alsip facility from a third party who purchased the building from Crown. The current Philadelphia lease agreement is on a month-to-month basis.
Under a service agreement, Crown provided certain general and administrative services to the Company. The current agreement has no fixed expiration date. Instead, the services renew each year unless either party gives advance notice to terminate the services. In connection with this agreement, the Company recorded an expense of $0.7 million and $2.4 million for the four months ended April 30, 2009 and the year ended December 31, 2008, respectively. Amounts due to Crown under the agreements described above as of April 30, 2009 and December 31, 2008 were $0.9 million and $0.6 million, respectively.
In November 2007, the Company and Crown entered into a five year supply agreement. Sales to Crown under the contract were approximately $2.8 million and $8.4 million for the four months ended April 30, 2009, and the year ended December 31, 2008, respectively. The Company had a net receivable from Crown of approximately $0.9 million and $0.1 million related to this agreement at April 30, 2009 and December 31, 2008, respectively.
In 2002, the Company entered into a License and Royalty Sharing Agreement with Crown under which the Company agreed to pay a portion of any royalties earned on licenses of our Oxbar™ technology. The Company had a net payable to Crown of approximately $3.4 million and $3.2 million related to this agreement at April 30, 2009 and December 31, 2008, respectively.
25. Other Income (Expense):

	Successor	Predecessor
	Eight Months Ended	Four Months Ended	Year Ended
(In thousands)	December 31, 2009	April 30, 2009	December 31, 2009
Foreign exchange gains (losses)	$2,259	$1,321	$(11,874)
Royalty income	473	418	1,877
Royalty expense	(286)	(185)	(875)
Interest income	42	12	136
Other	(55)	(23)	25

Other income (expense), net	$2,433	$1,543	$(10,711)

Foreign exchange losses are primarily the result of the impact of currency fluctuations on intra-company loan balances and transaction losses associated with purchase agreements.

26. Derivative Financial Instruments
Effective January 1, 2009, the Company implemented the new disclosure provisions of ASC 815, “Derivatives and Hedging”. The new guidance enhances the previously required disclosures to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors or a duly authorized Board committee. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Company’s variable-rate debt. The objective and strategy for undertaking this interest rate swap was to hedge the exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Secured Notes. The notional amount of the interest rate swap is $100.0 million. By entering into the interest rate swap agreement, the Company effectively exchanged its floating interest rate of LIBOR plus 3.375% for a fixed rate of 7.9% over the remaining term of the underlying notes. Market and credit risks associated with this instrument are regularly reviewed by the Company’s executive management. The Company accounts for this interest rate swap as a cash flow hedge and assumes that there is no ineffectiveness in the hedging relationship. Consequently, changes in the fair value of the interest rate swap are recognized entirely in other comprehensive income. See Note 31.
As of December 31, 2009, the administrative agent for the Exit Facility required the Company to collateralize the interest rate swap liability with cash in the amount of $7,589. This cash collateral is presented as restricted cash on the consolidated balance sheet as of December 31, 2009.
The fair value of derivative contracts is summarized in the following table:

	Derivative Liabilities
		Fair Value
(In thousands)	Balance	Successor	Predecessor
Derivatives designated as hedging	Sheet	December 31,	December 31,
instruments under Statement 133	Location	2009	2008

Interest rate swap	Other liabilities	$6,485	$8,512
The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

Successor
Eight Months Ended December 31, 2009
		Location of	Amount of
	Amount of	Gain or (Loss)	Gain or (Loss)
	Gain or (Loss)	Reclassified	Reclassified
	Recognized	from	from
(In thousands)	in OCI on	Accumulated	Accumulated
Derivatives in Statement 133	Derivative	OCI into Income	OCI into Income
cash flow hedging relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swap	$662	Interest expense	$(2,653)

Predecessor
Four Months Ended April 30, 2009
		Location of	Amount of
	Amount of	Gain or (Loss)	Gain or (Loss)
	Gain or (Loss)	Reclassified	Reclassified
	Recognized	from	from
(In thousands)	in OCI on	Accumulated	Accumulated
Derivatives in Statement 133	Derivative	OCI into Income	OCI into Income
cash flow hedging relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)

Interest rate swap	$951	Interest expense	$(974)

The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $3,912.
27. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are summarized in the following table by the type of inputs applicable to the fair value measurements.

Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Liabilities
Interest rate swap	$—	$6,485	$—	$6,485

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
The following table presents the estimated fair value of the Company’s long-term debt:

	Successor		Predecessor
	December 31, 2009		December 31, 2008
(In thousands)	Carrying		Carrying
Assets (liabilities)	Amount	Fair Value	Amount	Fair Value
Senior Notes	(167,919)	(182,050)	(220,000)	(121,000)
The following table presents losses related to the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the eight months ended December 31, 2009 aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

			Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Goodwill	$—	$—	$118,682	$118,682
Trade name	$—	$—	$21,500	$21,500

As a result of the Company’s annual and interim impairment tests, the Company recorded impairment charges of $4,000 related to its trade name during the eight months ended December 31, 2009. See Note 10 for a description of a significant assumptions regarding fair value estimates for the Company’s goodwill and trade name. The Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.
28. Major Customers
During 2009 purchases by Pepsi and Cott Corporation accounted for approximately 32% and 11%, respectively, of the Company’s net sales. During 2008, purchases by Pepsi accounted for approximately 40% of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales in 2009 or 2008. In 2009 and 2008, the Company’s top five customers accounted for an aggregate of 59% and 62%, respectively, of the Company’s sales, while the Company’s top ten customers accounted for an aggregate of 77% and 76%, respectively, of the Company’s sales.

29. Segment and Geographic Area Information
The Company has only one business segment. The Company has manufacturing facilities in the United States and Europe which have similar economic characteristics. Each plant operation is similar in the nature of its products, production processes, the types or classes of customers for products and the methods used to distribute products.
Net sales (based upon the country where the point of sale occurred) and long-lived assets for the countries in which Constar operated were as follows:

	Net sales
	Successor	Predecessor
	Eight	Four
	Months	Months		Property, plant and equipment, net
	Ended	Ended	Year Ended	Successor	Predecessor
	December 31,	April 30,	December 31,	December 31,
(In thousands)	2009	2009	2008	2009	2008
United States	$327,965	$180,086	$682,579	$131,074	$114,145
United Kingdom	81,657	33,733	151,155	10,448	14,171
Holland	11,565	3,362	24,135	10,004	4,055

Total	$421,187	$217,181	$857,869	$151,526	$132,371

30. Supplemental Disclosure of Cash Flow Information
The following table summarizes supplemental cash flow information:

	Successor	Predecessor
	Eight	Four
	Months	Months
	Ended	Ended	Year Ended
	December 31,	April 30,	December 31,
(In thousands)	2009	2009	2008
Interest payments	$10,778	$4,344	$29,090

Income tax payments	$494	$25	$192

31. Subsequent Event
On February 11, 2010, the Company entered into a new credit agreement with General Electric Capital Corporation and concurrently terminated the Exit Facility agreement. See Note 12.
Also on February 11, 2010, the counterparty to the Company’s interest rate swap agreement novated its rights under the swap agreement to a third party. The fixed leg payment of the swap agreement was also modified from a previous fixed rate of 7.9% to a new fixed rate of 8.17%. The Company accounted for the novation as a termination of the original swap agreement and for accounting purposes, the original hedging relationship was discontinued.
When a cash flow hedge is discontinued, gains or losses that are deferred in accumulated other comprehensive income are reclassified to earnings in the period the forecasted transaction impacts earnings. To the extent that a forecasted transaction is considered not probable of occurring, then reclassification of deferred gains or losses into earnings is recorded immediately. Consequently, on February 11, 2009, the Company began to reclassify out of accumulated other comprehensive income and into earnings deferred gains related to the interest rate swap.
32. Condensed Consolidating Financial Information
Each of the Company’s domestic and United Kingdom restricted subsidiaries guarantees the Secured Notes, on a senior secured basis. Prior to the cancellation of the Senior Subordinated Notes pursuant to the Plan of Reorganization, the Company’s domestic and United Kingdom restricted subsidiaries also guaranteed the Subordinated Notes, on an unsecured senior subordinated basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Secured Notes by each of our domestic and United Kingdom restricted subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10.

Condensed Consolidating Balance Sheet
December 31, 2009
(In thousands)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,022	$447	$—	$2,469
Intercompany receivables	—	216,779	10,821	(227,600)	—
Accounts receivable, net	—	36,785	2,269	—	39,054
Inventories, net	—	40,284	3,774	—	44,058
Prepaid expenses and other current assets	12	7,218	666	—	7,896
Restricted Cash	—	7,589	—	—	7,589
Deferred income taxes	—	—	—	—	—

Total current assets	12	310,677	17,977	(227,600)	101,066

Property, plant and equipment, net	—	141,521	10,005	—	151,526
Goodwill and intangible assets	—	150,080	—	—	150,080
Investment in subsidiaries	405,700	20,910	—	(426,610)	—
Other assets	552	2,728	312	—	3,592

Total assets	$406,264	$625,916	$28,294	$(654,210)	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—	$—	$—	$5,000
Accounts payable and accrued liabilities	1,681	79,325	3,375	—	84,381
Intercompany payable	202,330	24,441	829	(227,600)	—
Deferred income taxes	—	1,222	—	—	1,222

Total current liabilities	209,011	104,988	4,204	(227,600)	90,603

Long-term debt	167,919	—	—	—	167,919
Pension and postretirement liabilities	—	30,053	1,052	—	31,105
Deferred income taxes	(55,754)	78,038	1,247	—	23,531
Other liabilities	6,485	7,137	881	—	14,503

Total liabilities	327,661	220,216	7,384	(227,600)	327,661

Commitments and contingencies

Stockholders’ equity (deficit)	78,603	405,700	20,910	(426,610)	78,603

Total liabilities and stockholders’ equity (deficit)	$406,264	$625,916	$28,294	$(654,210)	$406,264

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008
(In thousands)

	Predecessor
			Non-		Total
	Parent	Guarantor	Guarantor	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$13,933	$359	$—	$14,292
Intercompany receivable	—	210,818	10,375	(221,193)	—
Accounts receivable, net	—	43,466	2,338	—	45,804
Inventories, net	—	47,142	2,619	4	49,765
Prepaid expenses and other current assets	4,692	19,078	537	—	24,307
Deferred income taxes	—	896	—	—	896
Current assets of discontinued operations	—	—	342	—	342

Total current assets	4,692	335,333	16,570	(221,189)	135,406

Property, plant and equipment, net	—	128,678	4,056	(363)	132,371
Goodwill	—	148,813	—	—	148,813
Investments in subsidiaries	463,610	16,528	—	(480,138)	—
Other assets	—	1,514	112	—	1,626
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$468,302	$630,866	$20,738	$(701,690)	$418,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$20,000	$—	$—	$—	20,000
Current portion of long-term debt	220,000	—	—	—	220,000
Accounts payable and accrued liabilities	4,141	89,312	2,053	—	95,506
Intercompany payable	190,523	30,549	480	(221,552)	—
Current liabilities of discontinued operations	—	—	87	—	87

Total current liabilities	434,664	119,861	2,620	(221,552)	335,593

Pension and postretirement liabilities	—	37,695	817	—	38,512
Deferred income taxes	—	896	—	—	896
Other liabilities	8,511	8,804	—	—	17,315
Non-current liabilities of discontinued operations	—	—	773	—	773
Liabilities subject to compromise	186,229	—	—	—	186,229

Total liabilities	629,404	167,256	4,210	(221,552)	579,318

Commitments and contingent liabilities

Stockholders’ equity (deficit)	(161,102)	463,610	16,528	(480,138)	(161,102)

Total liabilities and stockholders’ equity (deficit)	$468,302	$630,866	$20,738	$(701,690)	$418,216

Condensed Consolidating Statement of Operations
For the eight months ended December 31, 2009
(In thousands)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
Net sales	$—	$409,609	$11,578	$—	$421,187
Cost of products sold, excluding depreciation	—	364,403	10,277	—	374,680
Depreciation	—	32,680	458	—	33,138

Gross profit	—	12,526	843	—	13,369

Selling and administrative expenses	—	12,904	115	—	13,019
Research and technology expenses	—	5,284	—	—	5,284
Impairment of Intangible Assets	—	4,000	—	—	4,000
Provision for restructuring	—	1,584	—	—	1,584
Gain on disposal of assets	—	(427)	—	—	(427)

Total operating expenses	—	23,345	115	—	23,460

Operating income (Loss)	—	(10,819)	728	—	(10,091)
Interest expense	(23,279)	(424)	424	—	(23,279)
Reorganization items, net	(1,906)	—	—	—	(1,906)
Other income (expense), net	—	2,361	72	—	2,433

Income (loss) from continuing operations before income taxes	(25,185)	(8,882)	1,224	—	(32,843)
(Provision for) benefit from income taxes	6,923	5,255	(362)	—	11,816

Income (loss) from continuing operations	(18,262)	(3,627)	862	—	(21,027)
Equity earnings	(2,850)	777	—	2,073	—
Income from discontinued operations, net of taxes	—	—	(85)	—	(85)

Net income (loss)	$(21,112)	$(2,850)	$777	$2,073	$(21,112)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the four months ended April 30, 2009
(In thousands)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
Net sales	$—	$213,819	$3,362	$—	$217,181
Cost of products sold, excluding depreciation	—	185,975	3,562	—	189,537
Depreciation and amortization	—	9,507	226	—	9,733

Gross profit	—	18,337	(426)	—	17,911

Selling and administrative expenses	—	6,802	203	—	7,005
Research and technology expenses	—	2,698	—	—	2,698
Provision for restructuring	—	648	—	—	648
Gain on disposal of assets	—	(396)	—	—	(396)

Total operating expenses	—	9,752	203	—	9,955

Operating income (loss)	—	8,585	(629)	—	7,956
Interest expense	(5,566)	(204)	204	—	(5,566)
Reorganization items, net	77,853	61,679	4,636	—	144,168
Other income (expense), net	—	1,546	(3)	—	1,543

Income from continuing operations before income taxes	72,287	71,606	4,208	—	148,101
Provision for income taxes	—	(36,944)	(863)	—	(37,807)

Income from continuing operations	72,287	34,662	3,345	—	110,294
Equity earnings	37,911	3,249	—	(41,160)	—
Loss from discontinued operations, net of taxes	—	—	(96)	—	(96)

Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2008
(In thousands)

	Predecessor
			Non-		Total
	Parent	Guarantor	Guarantor	Eliminations	Company
Net sales	$—	$833,734	$24,135	$—	$857,869
Cost of products sold, excluding depreciation	—	766,419	23,442	—	789,861
Depreciation	—	31,995	816	—	32,811

Gross profit	—	35,320	(123)	—	35,197

Selling and administrative expenses	—	22,359	386	—	22,745
Research and technology expenses	—	8,536	—	—	8,536
Provision for restructuring	—	4,811	—	—	4,811
(Gain) loss on disposal of assets	—	(1,227)	—	—	(1,227)

Total operating expenses	—	34,479	386	—	34,865

Operating income	—	841	(509)	—	332
Interest expense	(38,656)	(315)	559	—	(38,412)
Interest expense — related party	—	(244)	—	—	(244)
Reorganization costs	(9,190)	—	—	—	(9,190)
Other income (expense), net	—	(10,690)	(21)	—	(10,711)

Income (loss) from continuing operations before income taxes	(47,846)	(10,408)	29	—	(58,225)
(Provision for) benefit from income taxes	—	57	390	—	447

Income (loss) from continuing operations	(47,846)	(10,351)	419	—	(57,778)
Equity earnings	(9,989)	362	—	9,627	—
Loss from discontinued operations, net of taxes	—	—	(57)	—	(57)

Net income (loss)	$(57,835)	$(9,989)	$362	$9,627	$(57,835)

Condensed Consolidating Statement of Cash Flows
For the eight months ended December 31, 2009
(In thousands)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(21,112)	$(2,850)	$777	$2,073	$(21,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23	32,666	450	—	33,139
Debt accretion	13,644	—	—	—	13,644
Impairment of Intangible Asset	—	4,000	—	—	4,000
Gain on disposal of assets	—	(427)	—	—	(427)
Reorganization items	(6,893)	—	—	—	(6,893)
Fresh Start accounting adjustment	—	—	—	—	—
Equity earnings	2,850	(777)	—	(2,073)	—
Changes in operating assets and liabilities	(12,460)	(407)	(1,351)	—	(14,218)

Net cash provided by (used in) operating activities	(23,948)	32,205	(124)	—	8,133

Cash flows from investing activities:
Restricted cash	—	1,738	—	—	1,738
Purchases of property, plant and equipment	—	(7,747)	(1,046)	—	(8,793)
Proceeds from the sale of property, plant and equipment	—	9	—	—	9

Net cash used in investing activities	—	(6,000)	(1,046)	—	(7,046)

Cash flows from financing activities:
Costs associated with exit facility	(575)	—	—	—	(575)
Proceeds from Revolver loan	458,000	—	—	—	458,000
Repayment of Revolver loan	(458,000)	—	—	—	(458,000)
Net change in intercompany loans	24,523	(25,546)	1,023	—	—

Net cash provided by (used in) financing activities	23,948	(25,546)	1,023	—	(575)

Effect of exchange rate changes on cash and cash equivalents	—	46	27	—	73

Net increase (decrease) in cash and cash equivalents	—	705	(120)	—	585
Cash and cash equivalents at beginning of period	—	1,317	567	—	1,884

Cash and cash equivalents at end of period	$—	$2,022	$447	$—	$2,469

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the four months ended April 30, 2009
(In thousands)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317	9,514	229	—	10,060
Stock-based compensation	—	591	—	—	591
Gain on disposal of assets	—	(396)	—	—	(396)
Reorganization items	(79,299)	—	—	—	(79,299)
Fresh Start accounting adjustments	2,654	(66,127)	(4,636)	—	(68,109)
Equity earnings	(37,911)	(3,249)	—	41,160	—
Changes in operating assets and liabilities	(46)	42,547	1,955	—	44,456

Net cash provided by (used in) operating activities	(4,087)	20,791	797	—	17,501

Cash flows from investing activities:
Restricted cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(5,557)	(166)	—	(5,723)
Proceeds from the sale of property, plant and equipment	—	149	—	—	149

Net cash used in investing activities	—	(14,735)	(166)	—	(14,901)

Cash flows from financing activities:
Proceeds from Revolver loan	212,723	—	—	—	212,723
Repayment of Revolver loan	(227,723)	—	—	—	(227,723)
Net change in intercompany loans	19,087	(18,680)	(407)	—	—

Net cash provided by (used in) financing activities	4,087	(18,680)	(407)	—	(15,000)

Effect of exchange rate changes on cash and cash equivalents	—	8	(16)	—	(8)

Net increase (decrease) in cash and cash equivalents	—	(12,616)	208	—	(12,408)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,317	$567	$—	$1,884

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year ended December 31, 2008
(In thousands)

	Predecessor
			Non-		Total
	Parent	Guarantor	Guarantor	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(57,835)	$(9,989)	$362	$9,627	$(57,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,995	32,381	784	—	35,160
(Gain) loss on disposal of assets	—	(964)	—	—	(964)
Stock-based compensation	—	608	—	—	608
Non-Cash reorganization costs	3,851	—	—	—	3,851
Equity earnings	9,989	(362)	—	(9,627)	—
Changes in operating assets and liabilities	(14,077)	48,649	(1,251)	—	33,321

Net cash provided by (used in) operating activities	(56,077)	70,323	(105)	—	14,141

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(25,115)	(207)	—	(25,322)
Proceeds from the sale of property, plant and equipment	—	1,852	—	—	1,852
Proceeds form the cash surrender value of life insurance	—	—	—	—	—

Net cash used in investing activities	—	(23,263)	(207)	—	(23,470)

Cash flows from financing activities:
Proceeds from Revolver loan	779,096	—	—	—	779,096
Repayment of Revolver loan	(759,534)	—	—	—	(759,534)
Net change in intercompany loans	36,515	(36,238)	(277)	—	—
Costs associated with debt refinancing	—	—	—	—	—
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	56,077	(36,238)	(277)	—	19,562

Effect of exchange rate changes on cash and cash equivalents	—	(183)	(12)	—	(195)

Net increase in cash and cash equivalents	—	10,639	(601)	—	10,038
Cash and cash equivalents at beginning of period	—	3,294	960	—	4,254

Cash and cash equivalents at end of period	$—	$13,933	$359	$—	$14,292

Schedule II—Valuation and Qualifying Accounts and Reserves
(Dollars in thousands)
Allowances deducted from assets to which they apply:

	Balance at			Fresh-Start	Balance at
	Beginning of			Accounting	End of
	Period	Additions	Deductions	Adjustments	Period
For the Eight Months Ended December 31, 2009
Trade accounts receivable	$—	435	(113)		$322
Inventory	$—	2,213	(1,028)		$1,185
Deferred taxes	$7,648	16,111	(15,015)		$8,744

For the Four Months Ended April 30, 2009
Trade accounts receivable	$1,904	(483)	(23)	(1,398)	$—
Inventory	$707	467	(72)	(1,102)	$—
Deferred taxes	$66,116	40,180	(98,648)		$7,648

For the Year Ended December 31, 2008
Trade accounts receivable	$1,166	1,841	(1,103)	—	$1,904
Inventory	$693	1,266	(1,252)	—	$707
Deferred taxes	$41,310	27,189	(2,383)	—	$66,116

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
As of December 31, 2009, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has completed its evaluation of its internal controls and has concluded that the Company’s system of internal controls over financial reporting was effective as of December 31, 2009. The Company’s report on internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.
The Company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the Company’s Audit Committee and independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION
The Company’s Annual Meeting of Stockholders was held on November 5, 2009. The matters voted upon and the results thereof were as follows.
For the election of directors, the vote was:

	For	Withheld
Michael J. Balduino	1,451,218	2,752
Eric A. Balzer	1,451,218	2,752
Michael J. Hoffman	1,451,961	2,009
Lawrence V. Jackson	1,451,218	2,752
Ruth J. Mack	1,451,218	2,752
L. White Matthews, III	1,451,961	2,009
Prior to the Annual Meeting of Stockholders, Mr. Jason Pratt resigned from the Constar Board of Directors in connection with a change in his employment circumstances.
For the approval of the 2009 Equity Compensation Plan, the vote was:

For	Against	Abstain
1,175,010	9,640	2,210
For the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009, the vote was:

For	Against	Abstain
1,453,302	212	455

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
Our executive officers, their ages and their positions are as follows:

Name	Age	Title
Michael J. Hoffman (1)	49	President, Chief Executive Officer and Director
J. Mark Borseth (2)	51	Executive Vice President and Chief Financial Officer
James C.T. Bolton (3)	55	Senior Vice President, Administration and Strategic Planning
Donald P. Deubel (4)	46	Senior Vice President, Corporate Technologies
Jerry A. Hatfield (5)	51	Senior Vice President, Operations
David Schroeder (6)	41	Senior Vice President, Sales and Marketing
David J. Waksman (7)	43	Senior Vice President, Human Resources, General Counsel and Secretary
Christopher P. Phelan (8)	42	Vice President and General Manager, European Operations

(1)	Michael J. Hoffman. Mr. Hoffman has been President and Chief Executive Officer and a director of our Company since May 2002. Mr. Hoffman has been President of Constar, Inc. since October 2000. Mr. Hoffman was previously Vice President of Operations for Constar, Inc. since 1995, and director of Crown Cork & Seal Company, Inc.’s Aerosol Manufacturing division from 1993 to 1995. Prior to that, Mr. Hoffman was a Plant Superintendent, and then a Plant Manager, in several United States branches of Crown Cork & Seal Company, Inc. from 1987 to 1993. Prior to 1987, Mr. Hoffman was a Plant Superintendent for Continental Can Company and held various other plant management positions.

(2)	J. Mark Borseth. Mr. Borseth was appointed as our Executive Vice President and Chief Financial Officer in September 2009. Mr. Borseth was the Senior Vice President, Chief Financial Officer of Eclipse Aviation, an aircraft manufacturer, from May 2007 through August 2009. Eclipse Aviation filed for bankruptcy in November 2008. Prior to that, from 1984 to April 2007, Mr. Borseth held a series of financial and general management positions with 3M, including Vice President, Global Business Process from 2004 to 2007, and Corporate Treasurer in 2003.

(3)	James C.T. Bolton. Mr. Bolton has been Senior Vice President, Administration and Strategic Planning of our Company since May 2002. Previously, Mr. Bolton had been Senior Vice President, Strategic Planning and Information Systems for the Americas Division of Crown Cork & Seal Company, Inc. since 2001. Prior to that, Mr. Bolton was Vice President, Finance of Constar, Inc. from 1996 to 2001. Mr. Bolton was Vice President, Finance and Planning for the International Division of Crown Cork & Seal Company, Inc. from 1992 to 1996. Prior to that, Mr. Bolton was Director of Insurance for Crown Cork & Seal Company, Inc. and was responsible for all benefits and property/casualty coverage in the U.S. from 1984 to 1992. Mr. Bolton also worked in the Treasury and Audit departments of Crown Cork & Seal Company, Inc. from 1978 to 1984.

(4)	Donald P. Deubel. Mr. Deubel has been Senior Vice President, Corporate Technologies of our Company since November 2008. Previously, he was Vice President, Corporate Technologies since September 2002. Previously, Mr. Deubel had been Director of Packaging Development of Constar, Inc. from July 2000 to September 2002 and Senior Manager of Closure Engineering and Corporate Technologies for Crown Cork & Seal Company, Inc. from December 1997 to July 2000.

(5)	Jerry A. Hatfield. Mr. Hatfield has been Senior Vice President, Operations of our Company since September, 2007. Mr. Hatfield was previously our Vice President, Operations from March 2003 to September 2007, Western Regional Manager from 2001 to 2003, and an Operations Manager from 1999 to 2001. Prior to that, Mr. Hatfield was a Plant Superintendent and then a Plant Manager of a Crown Cork & Seal Company, Inc. can and closure facility from 1991 to 1998.

(6)	David Schroeder. Mr. Schroeder has served as Senior Vice President of Sales and Marketing since March 2010. In 2009 Mr. Schroeder was the Chief Operating Officer of Medical Instill Technologies, a provider of packaging and dispensing solutions for aseptic, non-preserved products. From 1995-2008, Mr. Schroeder held a variety of sales, business development and management positions with the Tetra Laval Group. Most recently, from 2005-2008 Mr. Schroeder was Managing Director, Zone Vice President North America for Tetra Laval’s Sidel business, a manufacturer of packaging equipment.

(7)	David J. Waksman. Mr. Waksman has been Senior Vice President, Human Resources, General Counsel and Secretary of our Company since April 2008. Prior to that he, was Vice President, General Counsel and Secretary of our Company since July 2003. Previously, Mr. Waksman was a partner at the law firm of Dechert LLP.

(8)	Christopher P. Phelan. Mr. Phelan has been Vice President and General Manager, European Operations of our Company since July 2007. Since January 2004, Mr. Phelan had been Technical Director of our European operations. Prior to that, Mr. Phelan was employed by Rexam as Technical/Operations Director.

Directors of the Registrant
We have provided information below about our directors, including their ages, term of service as directors, business experience, and service on other boards of directors. We have also included information about each director’s specific experience, qualifications, attributes or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

Name	Age	Title
L. White Matthews, III (1)	64	Chairman of the Board of Directors
Michael J. Balduino (2)	59	Director
Eric A. Balzer (3)	61	Director
Michael J. Hoffman (4)	49	Director
Lawrence V. Jackson (5)	56	Director
Ruth J. Mack (6)	55	Director

(1)	L White Matthews, III. Mr. Matthews has served as a director and chairman of the Board since May 2009. Mr. Matthews has been retired since September 2001. From July 1999 until September 2001, Mr. Matthews served as Executive Vice President and Chief Financial Officer of Ecolab, Inc., as well as a member of its Board of Directors. Mr. Matthews was retired from May 1998 to July 1999. From February 1977 to May 1998, Mr. Matthews served in various financial positions with Union Pacific Corporation. From November 1989 to May 1998 he was Executive Vice President and Chief Financial Officer of Union Pacific and he was a member of its Board of Directors from 1994 to 1998. Mr. Matthews is a director of Imation Corp. and Matrixx Initiatives, Inc. As Chairman of our Board of Directors and Chairman of our Board’s Nominating and Governance Committee, Mr. Matthews brings his experience from years of service on the boards of several public and privately-held companies, as well as his experience as a senior executive. These experiences have provided him with a depth and breath of knowledge in dealing with governance, leadership, strategic, financial and accounting matters.

(2)	Michael J. Balduino. Mr. Balduino has served as a director since May 2009. Mr. Balduino retired from International Paper Company at the end of 2009, where he most recently served as Senior Vice President-Consumer Packaging since 2008. Mr. Balduino previously served with International Paper Company as Senior Vice President responsible for consumer products converting business and President-Shorewood Packaging Corp. from 2004 to 2008; and as Senior Vice President-Sales and Marketing from 2000 to 2003. Mr. Balduino brings his packaging experience to the Board, as well as his experience as the senior executive of a publicly-traded company.

(3)	Eric A. Balzer. Mr. Balzer has served as a director since May 2009. Mr. Balzer has been the Chief Financial Officer of Ramtron International Corporation since 2004. Prior to that, he was Senior Vice President, Operations of Advanced Energy Industries from 1990-1999. Mr. Balzer is a director of Ramtron International Corporation and Cap Terra Financial Group. Mr. Balzer serves as the Chair of our Audit Committee owing to his knowledge of finance, accounting and auditing procedures gained through his work experience, including as the Chief Financial Officer of a publicly-traded company. Mr. Balzer has been designed as an Audit Committee Financial Expert. Mr. Balzer also brings a knowledge of lean manufacturing techniques that are being adopted by the Company.

(4)	Michael J. Hoffman. Mr. Hoffman has been President and Chief Executive Officer and a director of our Company since May 2002. Mr. Hoffman has been President of Constar, Inc. since October 2000. Mr. Hoffman was previously Vice President of Operations for Constar, Inc. since 1995, and director of Crown Cork & Seal Company, Inc.’s Aerosol Manufacturing division from 1993 to 1995. Prior to that, Mr. Hoffman was a Plant Superintendent, and then a Plant Manager, in several United States branches of Crown Cork & Seal Company, Inc. from 1987 to 1993. Prior to 1987, Mr. Hoffman was a Plant Superintendent for Continental Can Company and held various other plant management positions. Mr. Hoffman has a knowledge of Constar gained through his 15 years of service to the Company. He also brings manufacturing expertise acquired throughout his career.

(5)	Lawrence V. Jackson. Mr. Jackson has served as a director since May 2009. Mr. Jackson has been the Chief Executive Officer of Sourcemark LLC since 2007, and a Senior Advisor to New Mountain Capital since 2008. Mr. Jackson was the President and Chief Executive Officer, Global Procurement of Wal-Mart Stores, Inc. from 2006 to 2007, and he was the Executive Vice President and Chief People Officer of Wal-Mart Stores, Inc. from 2004 to 2006. Mr. Jackson was the President and Chief Operating Officer of Dollar General Stores, Inc. from 2003 to 2004, and the Senior Vice President, Supply Operations of Safeway, Inc. from 1997 to 2003. Prior to that Mr. Jackson enjoyed a 16-year career at PepsiCo, Inc., beginning as plant manager and ending as Senior Vice President, Chief Operating Officer, Worldwide Operations of PepsiCo Food Systems. Mr. Jackson is a director of ProLogis and Assurant, Inc. Mr. Jackson is an experienced executive of several notable companies. His history with major retailers and consumer product companies allows him to offer perspectives on important customers and markets.

(6)	Ruth J. Mack. Ms. Mack has served as a director since May 2009. Ms. Mack was President, WinCup Plastics and Executive Vice President, New WinCup Holdings from 2006-2009. From 1999-2006, she worked for Alcoa, Inc., most recently as Vice President, Alcoa and Group President Alcoa Packaging & Consumer Products. Prior roles included Vice President, Reynolds Metals Company and General Manager, Reynolds Consumer Products and President Alcoa Consumer Products. Previous to Alcoa, Ms. Mack held a series of general management, marketing, sales, product development, distribution and logistics positions in multinational companies such as General Mills, PepsiCo, Nestle, Pillsbury and WLR Foods. Ms. Mack brings to our Board her experience as a senior executive with a variety of companies performing both general management and more specialized roles. These experiences have provided Ms. Mack with a breadth of knowledge in such areas as strategic development, marketing and general management.
Audit Committee. The current members of the Audit Committee are Messrs. Balzer, Jackson and Matthews, each of whom is independent under Nasdaq listing standards and applicable SEC regulations. Mr. Balzer chairs this Committee.
Audit Committee Financial Expert. The Board of Directors has determined that Mr. Balzer is an audit committee financial expert as defined by regulations promulgated under the Securities Act of 1933. Mr. Balzer is independent under Nasdaq listing standards.
Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and corporate controller. Our Corporate Governance Guidelines and Code of Ethics are available on the “Investor Relations—Corporate Governance” section of our web site at www.constar.net.
Section 16(a) Beneficial Ownership Reporting Compliance. The rules of the Securities and Exchange Commission require the Company to disclose late filings of stock transaction reports by its executive officers, directors and greater than 10% stockholders. Based solely upon a review of reports filed by these persons, all Section 16(a) filing requirements have been met during 2009, except that a Form 3 due on June 8, 2009 filed by Sola Ltd, Solus GP LLC and Christopher Pucillo was filed on June 9, 2009.

ITEM 11.	EXECUTIVE COMPENSATION
The following table provides certain summary information concerning the compensation earned by our principal executive officer and our two most highly paid executive officers (other than our principal executive officer) employed by us or our subsidiaries during the years ended December 31, 2009 and 2008. The following table also provides certain summary information regarding one of our former executive officers.
Summary Compensation Table

				Non-Equity
			Stock	Incentive Plan	All other
		Salary	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)		($)
Michael J. Hoffman	2009	497,950	0	161,336	309,571	(3)	968,857
President and Chief Executive Officer	2008	474,238	229,500	2,915	43,512	(4)	750,165

James C.T. Bolton	2009	259,995	0	56,354	58,330	(5)	374,679
Senior Vice President, Administration and Strategic Planning

Christopher P. Phelan(6)	2009	230,190	0	124,303	34,020	(7)	388,513
Vice President and General Manager, European Operations	2008	259,270	0	0	36,907	(8)	296,177

Walter S. Sobon (9)	2009	280,025	0	0	412,618	(10)	692,643
	2008	324,450	94,500	997	22,591	(11)	442,538

(1)	The dollar amounts reported in this column represent the grant date fair value calculated according to ASC 718 of restricted stock awards granted in fiscal year 2008 pursuant to the 2007 Stock-Based Incentive Compensation Plan. The fair value of restricted stock awards is equal to the quoted market price of the Company’s common stock at the date of grant. Restricted stock units (“RSUs”) are classified as liabilities in the accompanying consolidated financial statements. The fair value of the liabilities related to the RSUs is remeasured at each balance sheet date. Adjustments to the fair value of the RSU liabilities are recorded as compensation expense.

(2)	Non-equity incentive plan compensation for 2009 represents amounts earned under the 2009 Annual Incentive Plan. Non-equity incentive plan compensation for 2008 represents interest earned on deferred non-equity incentive plan compensation. See “Narrative Disclosure to Summary Compensation Table” for an explanation of the timing of payment of such amounts.

(3)	Includes $265,658 paid in connection with termination of the Company’s Supplemental Executive Retirement Plan; a $12,000 car benefit; $9,987 country club expense reimbursement and $5,779 gross up for such reimbursement; and $15,299 in 401(k) matching funds.

(4)	Includes a $12,000 car benefit, $9,623 country club expense reimbursement and $5,587 tax gross-up for such reimbursement, and $15,500 in 401(k) matching funds. The Company determined that excess matching funds in the amounts of $5,150 and $4,274 were contributed to Mr. Hoffman’s 401(k) account in 2008 and 2009, respectively. These amounts were forfeited to the Company in 2009 and 2010, respectively.

(5)	Includes $36,296 paid in connection with termination of the Company’s Supplemental Executive Retirement Plan; a $9,000 car benefit; and $12,105 in 401(k) matching funds. The Company determined that excess matching funds of $1,080 were contributed to Mr. Bolton’s 401(k) account in 2009. These amounts were forfeited to the Company in 2010.

(6)	Payments to Mr. Phelan were made in British pounds. Compensation data for 2009 has been converted to U.S. dollars using the 2009 daily average exchange rate of 1.57 dollars per pound. Compensation data for 2008 has been converted to U.S. dollars using the 2008 daily average exchange rate of 1.85 dollars per pound.

(7)	Includes a $33,523 car benefit.

(8)	Includes a $36,289 car benefit.

(9)	Mr. Sobon resigned as an executive officer of the Company on September 23, 2009.

(10)	Includes $360,000 paid in connection with the rejection of Mr. Sobon’s employment agreement with the Company; accrued but untaken vacation pay of $22,911; $12,369 paid in connection with termination of the Supplemental Executive Retirement Plan; $9,348 in 401(k) matching funds; and a $6,975 car benefit.

(11)	Includes a $9,000 car benefit and $12,415 in 401(k) matching funds. The Company has determined that excess matching funds in the amount of $2,065 were contributed to Mr. Sobon’s 401(k) account. This amount was forfeited to the Company in 2009.
Narrative Disclosure to Summary Compensation Table
The Annual Incentive Plan. One of the Company’s main vehicles of incentive compensation is the Annual Incentive Plan (the “AIP”). Adopted in 2009, the AIP replaced the Annual Incentive and Management Stock Purchase Plan (the “MSPP”). In order to understand how AIP awards are reported in the Summary Compensation Table, it is important to understand how this plan works.
Target Awards. Under the AIP, each executive officer has a target bonus amount expressed as a percentage of the executive officer’s base salary. A portion of the target bonus is tied to individual performance criteria for each executive officer, and the remaining portion is generally tied to financial performance criteria for the Company. Executives with responsibilities over business units with distinct financial goals may be assigned a third weighting based on unit performance. Bonus award determinations are typically made during the first quarter of each year, after audited financial results for the previous year are available.

Under the 2009 AIP, the financial performance criteria included EBITDA (as defined in the Company’s then-current credit facility) targets ranging from $45 million to $56 million, the attainment of which would have resulted in awards ranging from 20% to 100% of the portion of the target bonus attributable to financial performance. If the Company was not free cash flow positive in 2009, then the payout percentage would have been reduced by 10% (for example, a 30% payout would have been reduced to a 20% payout). Based on the Company’s results in 2009, executive officers were awarded bonuses per the AIP.
Company financial performance made up 85%, 70%, and 40% of Mr. Hoffman’s, Mr. Bolton’s and Mr. Phelan’s respective target bonuses. Based on 2009 EBITDA results, the named executives earned 30% of this portion of their respective bonuses, and the cash flow deduction did not apply. Personal goals made up 15% and 30% of Mr. Hoffman’s and Mr. Bolton’s respective target bonuses. Both executives were awarded 100% of their target bonuses attributable to personal performance. Mr. Hoffman’s personal goals were to complete the Company’s Chapter 11 while improving Company financial performance. Mr. Bolton’s personal goals included the preparation of information technology upgrades; promoting business process changes to support certain internal reports; and supporting the information and analysis initiatives of certain Company departments. Mr. Phelan’s unit and personal goals made up 50% and 10%, respectively, of his target bonus. He was awarded 100% of his target bonus attributable to these two measures. Mr. Phelan’s unit goal was to achieve $4.0 million of EBITDA from the Company’s European business. Mr. Phelan’s personal goals included such matters as achieving operating income targets for the U.K. and Holland plants, delivering increased business volume for the Holland plant, introducing certain improvements to the Company’s inspection systems, achieving energy savings and making certain changes to the European workforce.
Finally, during 2009 the Company imposed mandatory reductions to AIP bonuses for all United States personnel under which Mr. Hoffman’s bonus was reduced by 20% and Mr. Bolton’s bonus was reduced by 15%. The foregoing components of the 2009 awards are summarized in the table below. The table below does not include the matching feature described under “—How awards are Paid.”

	Michael Hoffman	Christopher Phelan	James Bolton
Maximum corporate portion of award	$423,257	$69,057	$90,998
Actual corporate portion of award	$126,977	$20,717	$27,300
Maximum unit portion of award	N/A	$86,321	N/A
Actual unit portion of award	N/A	$86,321	N/A
Maximum personal portion of award	$74,693	$17,264	$38,999
Actual personal portion of award	$74,693	$17,264	$38,999
Mandatory reduction	$(40,334)	N/A	$(9,945)
Maximum total award	$497,950	$172,642	$129,997
Actual award	$161,336	$124,303	$56,354
How Awards are Paid. Under the AIP, an award is paid 50% in cash as soon as practicable, and the remaining 50% is deferred for one year at a 5% interest rate, compounded on a daily basis. Plan participants are fully vested in the deferred bonus and any interest credited to the deferred bonus. Additionally, the deferred portion of the bonus is matched with an equal amount of cash that is payable three years from the award date plus 5% interest, compounded on a daily basis. The match is not fully vested upon award. If a participant terminates employment (i) due to death or disability, then the match will fully vest; (ii) due to retirement or involuntary termination, then the match vests on a pro-rata basis; (iii) due to voluntary termination or an involuntary termination for cause, then the match is forfeited.
What is “Non-Equity Incentive Plan Compensation?” Payments under the AIP and MSPP are categorized as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. The total amount of the award is reported as compensation for the year in which the award was earned.
What is included in 2009 and 2008 Non-Equity Incentive Plan Compensation? The amounts reported for 2009 represent the amount awarded under the plan, excluding the match described above because the match vests over time and was not earned in 2009. The amounts reported for 2008 represent interest earned on deferred MSPP payments.
Stock Awards. No stock was granted to any of the named executive officers in 2009. The 2008 stock awards shown in the Summary Compensation Table were cancelled in connection with the Company’s bankruptcy. There were no outstanding equity awards to any of the named executive officers at fiscal year-end 2009.
Pension Benefits

		Present	Payments
		Value of	During
		Accumulated	Last
		Benefit	Fiscal Year
Name	Plan Name	($)	($)
Michael J. Hoffman	Constar Pension Plan	142,889	0
Michael J. Hoffman	Constar Supplemental	0	265,658
	Executive Retirement Plan
James C.T. Bolton	Constar Pension Plan	297,195	0
James C.T. Bolton	Constar Supplemental	0	36,296
	Executive Retirement Plan
Walter S. Sobon	Constar Pension Plan	0	0
Walter S. Sobon	Constar Supplemental	0	12,369
	Executive Retirement Plan
Christopher Phelan(1)	Constar UK Retirement	130,737	0
	Benefits Scheme

(1)	Because he is not a U.S. employee, Mr. Phelan was not eligible to participate in the Constar Pension Plan or the SERP. We maintain a separate stand-alone pension plan for the benefit of our employees in the United Kingdom, called the Constar International UK Limited Retirement Benefits Scheme (the “UK Plan”), in which Mr. Phelan participates.

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
Prior to April 1, 2007, with respect to our executive officers, the Constar Pension Plan provided normal retirement benefits at age 65 determined generally as 1.25% of the participant’s final five year average base rate of pay multiplied by the participant’s years of service. This formula applied to all eligible salaried employees employed at our corporate headquarters, including our U.S.-based named executive officers. Other participants in the Constar Pension Plan who were paid hourly and/or employed at other locations received benefits under different formulas. Effective April 1, 2007, benefit accruals under the Constar Pension Plan were discontinued for all participants except those who (1) were actively employed on April 1, 2007, (2) had at least 15 years of service as of December 31, 2007 and (3) had a combined age and years of service of at least 65 as of December 31, 2007. Participants who met these requirements are “grandfathered participants.” Grandfathered salaried participants, regardless of job location, will continue to accrue benefits under a new, less generous benefit formula of 1% of the participant’s final five year average base rate of pay multiplied by the participant’s years of service after March 31, 2007. The benefits of employees who are not grandfathered were frozen as of March 31, 2007 and such employees will accrue no additional benefits after that date. Mr. Hoffman and Mr. Bolton are grandfathered participants and Mr. Sobon is not a grandfathered participant. Under federal law for 2009, benefits from the Constar Pension Plan were limited to $195,000 per year and may be based only on the first $245,000 of a participant’s annual compensation.
Benefits are generally payable beginning at age 65 in the form of a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Participants may elect other optional annuity forms of benefit of equivalent actuarial value. Benefits may not be paid in the form of a lump sum unless the actuarial present value of the participant’s benefit is $1,000 or less. An executive officer who has reached age 55 and completed at least 15 years of service may elect to retire early with reduced benefits. Mr. Bolton is the only officer named in the above table eligible for early retirement from the Constar Pension Plan.
The Supplemental Executive Retirement Plan. We previously maintained the Constar Supplemental Executive Retirement Plan (the “SERP”), a non-qualified supplemental pension plan. The SERP was intended to provide additional benefits to employees who were designated as participants in writing by us and whose benefits under the Constar Pension Plan were restricted by the federal limits on annual benefits and compensation described above. The SERP provided benefits to these participants on the same basis as the Constar Pension Plan; however, the executives accrued benefits without regard to the federal limits on annual benefits and compensation imposed on the Constar Pension Plan. Effective April 1, 2007, benefit accruals under the SERP were discontinued for all participants other than grandfathered participants (as defined above), and reduced as described above for all grandfathered participants in the same manner as under the Constar Pension Plan. In connection with the Company’s emergence from Chapter 11, the SERP was terminated. In connection with such termination certain named executive officers received lump sum payments as shown in the “Pension Benefits” table above.
Offset of Crown Pension Plan Benefits. Pursuant to an agreement with Crown entered into in connection with our IPO, benefits earned under the Constar Pension Plan and SERP will be offset by any benefits the employee earned under the defined benefit pension plans sponsored by Crown (the “Crown Pension Plans”). Crown is responsible for the portion of the pension benefits that accrued while our employees were participants in the Crown Pension Plans prior to our initial public offering. This offset is reflected in the numbers set forth in the “Pension Benefits” table above.
Actuarial Assumptions. The values reported in the table above for the Constar Pension Plan are the present values as of December 31, 2009 of each named executive officer’s normal retirement benefit payable at age 65, calculated using a discount rate of 6.1% and mortality assumptions based on the RP-2000 Mortality Table. These assumptions are the same as the assumptions used for financial reporting purposes in our Form 10-K for the year ended December 31, 2009.
Funded Status of Constar Pension Plan. As of December 31, 2009, the Constar Pension Plan was underfunded on a GAAP basis by approximately $24.4 million.
European Pension Plan. We also maintain the Constar International UK Limited Retirement Benefit Scheme (the “UK Plan”) covering eligible employees in the United Kingdom who are at least age 21 and who elect to participate in the UK Plan. The UK Plan provides normal retirement benefits at age 65 determined generally under the following formula: 1/60th of the participant’s highest average salary over any three consecutive years during the last ten years of employment, times years of service. Participating employees pay into the UK Plan 5% of their pre-tax earnings and we contribute the balance necessary to fund the benefit. Effective February 28, 2010, the UK Plan was frozen.

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
The value reported in the table above for the UK Plan is the present value as of December 31, 2009 of Mr. Phelan’s normal retirement benefit payable at age 65, calculated using a discount rate of 5.75% and post- retirement mortality assumptions based on the PA 92 tables and a retirement age of 65. These assumptions are the same as the assumptions used for financial reporting purposes in this Annual Report on Form 10-K.
Funded Status of UK Plan. As of December 31, 2009, the UK Plan was underfunded on a GAAP basis by approximately $3.6 million.
Potential Payments Upon Termination or Change in Control
Messrs. Hoffman and Bolton. In connection with the Company’s emergence from Chapter 11, we entered into amended and restated employment agreements with Messrs. Hoffman and Bolton effective as of May 29, 2009.
The term of employment pursuant to each executive’s agreement will continue indefinitely unless his employment with the Company is terminated under specific circumstances expressly described in the agreement. If the executive’s employment with the Company has not been terminated under the circumstances expressly described in the agreement within three years after the occurrence of a change in control, the employment agreement will terminate, and the executive will become an “at will” employee of the Company. The executive will not be entitled to any severance payments as a result of any termination of employment occurring after such third anniversary of a change in control.
If we terminate the executive’s employment without cause or he resigns for good reason prior to a change in control, he is entitled to: (i) base salary earned but unpaid as of the date of the termination; (ii) a lump sum payment equal to one times base salary plus one times his target bonus and matching incentive under the AIP in the case of Mr. Bolton, and in the case of Mr. Hoffman, two times base salary plus two times his target bonus and matching incentive under the AIP, for the year in which such termination occurs; (iii) continuation of medical benefits in effect as of the date of termination for a period of one year in the case of Mr. Bolton, and in the case of Mr. Hoffman, two years, following the date of termination at the Company’s sole expense; (iv) immediate payment of any unpaid expense reimbursements and unused accrued vacation days through the date of termination; and (v) any other payments and/or benefits which he is entitled to receive under any employee benefit plans or the AIP pursuant to the terms of such plans or arrangements.
If we terminate the executive’s employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the severance payable to the executive described above increases to two times base salary plus two times his target bonus and matching incentive under the AIP in the case of Mr. Bolton, and in the case of Mr. Hoffman, three times base salary plus three times his target bonus and matching incentive under the AIP, for the year in which such termination occurs; and the medical benefits continuation period will be extended to two years in the case of Mr. Bolton, and in the case of Mr. Hoffman, three years, following termination of employment. If the executive becomes subject to the “golden parachute” excise tax imposed under Section 4999 of the Internal Revenue Code, he will receive an additional payment in an amount sufficient to offset the effects of such excise tax.
If the executive’s employment is terminated due to his death or disability, we are required to pay him (i) any base salary earned but unpaid as of the date of termination and base salary continuation through the end of the month in which termination occurs, (ii) a pro-rata payment equal to his target bonus for the year of termination (including the matching incentive of 50% of such target bonus) under the AIP multiplied by a fraction, the numerator of which is the number of days in the year up to the date of termination and the denominator of which is 365, (iii) immediate payment of any unpaid expense reimbursements and unused accrued vacation days through the date of termination and (iv) any other payments and/or benefits which the executive is entitled to receive under any employee benefit plans or the AIP pursuant to the terms of such plans or arrangements.

Each executive is subject to non-solicitation and non-competition covenants for a period of time following termination of his employment (the “restricted period”) as follows: (i) if we terminate his employment without cause or he resigns for good reason prior to a change in control, the restricted period is equal to twelve months in the case of Mr. Bolton, and in the case of Mr. Hoffman, twenty-four months, following termination of employment, (ii) if we terminate his employment without cause or he resigns for good reason within six months prior to or three years following a change in control, the restricted period is equal to twenty-four months in the case of Mr. Bolton, or in the case of Mr. Hoffman, thirty-six months, following termination of employment, or (iii) otherwise, the restricted period is equal to twelve months following termination of employment. Each executive is also subject to an indefinite confidentiality covenant and a covenant to assign to us any invention developed by him (or with his participation) within one year after his termination of employment. All severance payments are contingent on the executive’s execution of a release of claims in favor of the Company.
For purposes of the above-described agreement, “cause” is generally defined as (i) a willful and material act of gross misconduct, (ii) the conviction of the executive of, or plea of guilty or nolo contendere by the executive to (A) any felony or (B) a misdemeanor (involving moral turpitude or fraud) either of which result in incarceration, (iii) willful acts of moral turpitude by the executive that result in material financial loss to the Company, (iv) any willful and material failure to follow the lawful reasonable instructions of the Board of Directors, (v) a material and willful breach by the executive of his employment agreement or any other written agreement between him and the Company, (vi) the Executive’s willful and material violation of any of the Company’s written employment policies, (vii) the executive’s failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, or (viii) after being advised of the commencement of any such investigation, the willful destruction or willful failure to preserve documents or other materials known to be relevant to any such investigation or the willful inducement of others to fail to cooperate or to produce documents or other materials in connection with any such investigation. “Good reason” is generally defined as a change in the executive’s authority, duties, responsibilities, reporting obligations or principal employment location by more than 30 miles, a reduction in base salary, a reduction in the aggregate benefits payable to the executive, we discontinue the AIP without immediately replacing such plan with a plan that is the substantial economic equivalent of such plan, a failure by us to pay compensation or benefits to the executive when due or a failure or refusal by our successor to assume the executive’s employment agreement. “Change in control” generally means (i) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 30% of our common stock, (ii) the liquidation or dissolution of us or a sale of substantially all of our assets, or (iii) a change in the individuals who represent a majority of the membership of our Board of Directors over a 24-month period, provided that new directors approved by two-thirds of the board shall be excluded from any such determination; provided, however, that the confirmation of the Company’s Plan of Reorganization and the Company’s emergence from Chapter 11 did not constitute a “change of control” for purposes of the employment agreement.
Mr. Phelan. We have also entered into a change in control agreement with Mr. Phelan. This agreement will extend for a one-year term each January 1 unless notice of non-extension is delivered by either party no later than June 30 of the preceding year. Notwithstanding the above, this Agreement will terminate on the earlier of (i) the second anniversary of a change in control, or (ii) the executive’s attainment of “normal retirement age” as defined under our defined benefit pension plan. This agreement provides that in the event the executive’s employment is terminated without cause by us or he resigns his employment for good reason within two years following a change in control, or prior to a change in control with the executive reasonably demonstrating that the termination without cause or for good reason was in connection with the change in control, the executive is entitled to: (i) a lump sum payment equal to two times his then current base salary plus two times his target annual bonus for the year of termination (but not including the matching incentive of 50% of such target bonus under the AIP); (ii) continuation of medical benefits (at the same cost to the executive) for a period beginning on the date of such termination of employment and ending on the earlier of the 24-month anniversary of such termination or the date that the executive attains age sixty-five; (iii) immediate payment of all of his deferred compensation; and (iv) immediate cash-out, vesting or exercisability of all outstanding equity-based or performance-based awards. The foregoing severance payments are contingent on the executive’s execution of a release of claims in favor of us. The executive is subject to six-month non-solicitation and non-competition covenants following termination of his employment. He is also subject to an indefinite confidentiality covenant.

For purposes of the above-described agreement, “cause” is generally defined as gross misconduct or negligence, theft of company assets, continued failure to follow the lawful instructions of the Company or conviction of a criminal offense (other than a road traffic offense not involving a prison sentence). “Good reason” is generally defined as a change in the executive’s authority, duties, responsibilities, reporting obligations or principal employment location by more than 50 miles, a reduction in base salary or benefits, a failure by us to pay compensation or benefits to the executive when due or a failure or refusal by our successor to assume the executive’s change in control agreement. “Change in control” generally means (i) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 30% of our common stock, (ii) the liquidation or dissolution of us or a sale of substantially all of our assets, or (iii) a change in the individuals who represent a majority of the membership of our Board of Directors over a 24-month period, provided that new directors approved by two-thirds of the board shall be excluded from any such determination; provided, however, that the confirmation of the Company’s Plan of Reorganization and the Company’s emergence from Chapter 11 did not constitute a “change of control” for purposes of the employment agreement.
Estimated Payments. Estimated payments to each of the named executive officers under the above-described agreements upon termination without cause or for good reason prior to a change in control are as follows (1):

Estimated
Amount of
	Estimated		Continued
	Cash		Health
	Payment		Benefits		Total
	($)		($)		($)
Michael J. Hoffman	2,489,750	(2)	46,837	(3)	2,536,587
James C. T. Bolton	454,992	(4)	23,419	(5)	478,411
Christopher P. Phelan	—		—		—

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2009.

(2)	This amount is estimated to equal two times the executive’s base salary plus two times the executive’s target bonus and matching incentive under the AIP.

(3)	This amount is estimated to equal the premium payments for 24 months of health coverage at our sole expense.

(4)	This amount is estimated to equal one times the executive’s base salary plus one times the executive’s target bonus and matching incentive under the AIP.

(5)	This amount is estimated to equal premium payments for 12 months of health coverage at our sole expense.
Estimated payments to each of the named executive officers under the above-described agreements upon termination without cause or for good reason in connection with a change in control are as follows (1):

			Estimated
			Amount of
	Estimated		Continued		Estimated
	Cash		Health		Excise Tax
	Payment		Benefits		Gross-Up		Total
Name	($)		($)		($)		($)
Michael J. Hoffman	3,734,625	(2)	70,256	(3)	1,626,964	(4)	5,431,845
James C. T. Bolton	909,983	(5)	46,837	(6)	302,547	(7)	1,259,367
Christopher P. Phelan (8)	805,665	(9)	2,255	(10)	—		807,920

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2009.

(2)	This amount is estimated to equal three times the executive’s base salary plus three times the executive’s target bonus and matching incentive under the AIP.

(3)	This amount is estimated to equal premium payments for 36 months of health coverage at our sole expense.

(4)	This amount does not reflect the value of Mr. Hoffman’s three-year non-competition and non-solicitation agreement with us. Such value may be offset from the parachute payments attributed to Mr. Hoffman in connection with a change in control.

(5)	This amount is estimated to equal two times the executive’s base salary plus two times the executive’s target bonus and matching incentive under the AIP.

(6)	This amount is estimated to equal premium payments for 24 months of health coverage at our sole expense.

(7)	This amount does not reflect the value of the executive’s two-year non-competition and non-solicitation agreement with us. Such value may be offset from the parachute payments attributed to the executive in connection with a change in control.

(8)	Payments to Mr. Phelan are converted to US Dollars at the average daily exchange rate for 2009 of $1.56593 to £1.

(9)	This amount is estimated to equal two times the executive’s base salary plus two times the executive’s target bonus.

(10)	This amount is estimated to equal the employer-paid portion of premium payments for 24 months of health coverage.
Estimated payments to each of the named executive officers under the above-described agreements upon his death or disability are as follows (1):

Estimated
Cash
Payment
Name	($)(2)
Michael J. Hoffman	746,925
James C. T. Bolton	194,996
Christopher P. Phelan	—

(1)	All amounts above are based on the assumption that the triggering event for the payments occurred on December 31, 2009.

(2)	This amount is equal to the executive’s target bonus and matching incentive under the AIP.
Mr. Sobon. Mr. Sobon’s employment agreement was rejected by the Company in connection with its Chapter 11 proceeding. Payments made to Mr. Sobon in respect of such rejection are described in the footnotes to the Summary Compensation Table.
Director Compensation
Current Board of Directors. We paid the following cash compensation to our current Board of Directors for their 2009 service. These amounts include fees earned in 2009 that were paid in 2010. These directors assumed office upon the Company’s emergence from Chapter 11. Our Chief Executive Officer is a member of the Board of Directors but does not receive any compensation for such service.

Fees
Earned
or Paid
in Cash
Name	($)
Michael J. Balduino	40,580
Eric A. Balzer	53,486
Lawrence V. Jackson	45,080
Ruth J. Mack	50,486
L. White Matthews	89,832

The fees described above were paid in accordance with the following schedule:

		Attendance Fee for
	Annual	Board or Applicable
	Retainer	Committee Meeting
Position	($)	($)
Chairman of the Board of Directors	120,000	1,500
Non-Chairman Director	45,000	1,500
Chairman of the Audit Committee	10,000	1,000
Non-Chairman Member of the Audit Committee	0	1,000
Chairman of the Compensation and Benefits Committee	10,000	1,000
Non-Chairman Member of the Compensation and Benefits Committee	0	1,000
Chairman of the Nominating and Corporate Governance Committee	5,000	1,000
Non-Chairman Member of the Nominating and Corporate Governance Committee	0	1,000
In addition, Directors are to annually receive $60,000 of restricted stock. No awards have yet been made. All directors will be reimbursed for travel expenses incurred in connection with Board of Directors and committee meetings. Mr. Jason Pratt joined the Company’s Board of Directors upon the Company’s emergence from Chapter 11, and subsequently resigned. Mr. Pratt was a Principal and Managing Director of one of the Company’s stockholders, and was not being currently paid for his Board service other than reimbursement of travel expenses. Upon his resignation from the Board of Directors, Mr. Pratt was paid $10,000.
Mr. Matthews serves as the Chairman of our Board of Directors and the Chairman of our Nominating and Corporate Governance Committee. In recognition of this dual service, commencing in 2010 no annual retainer will be payable to Mr. Matthews for his service as Chairman of our Nominating and Corporate Governance Committee.
Former Board of Directors. We paid the following cash compensation to our former Board of Directors for their 2009 service. These Directors resigned upon the Company’s emergence from Chapter 11. Our Chief Executive Officer was a member of the former Board of Directors but did not receive any compensation for such service.

Fees
Earned
or Paid
in Cash
Name	($)
James A. Lewis	31,313
Michael D. McDaniel	34,343
Frank J. Mechura	47,755
John P. Neafsey	65,648
Angus F. Smith	51,552
A. Alexander Taylor	36,843
The fees described above were paid in accordance with the following schedule:

		Attendance Fee for
	Annual	Board or Applicable
	Retainer	Committee Meeting
Position	($)	($)
Chairman of the Board of Directors	91,500	2,000
Non-Chairman Director	56,500	1,000
Chairman of the Audit Committee	14,000	2,000
Non-Chairman Member of the Audit Committee	3,500	1,500
Chairman of the Compensation Committee	5,000	1,500
Non-Chairman Member of the Compensation Committee	2,500	1,000
Chairman of the Nominating and Corporate Governance Committee	5,000	1,500
Non-Chairman Member of the Nominating and Corporate Governance Committee	2,500	1,000
Notwithstanding the foregoing, each Committee had a maximum number of meetings per year for which attendance fees were payable. Attendance fees were payable for up to 12 Audit Committee meetings per year, up to three Compensation Committee meetings per year, and up to two Nominating and Corporate Governance Committee meetings per year.

In addition, all directors were reimbursed for travel expenses incurred in connection with Board of Directors and committee meetings.
Mr. Neafsey was the Chairman of our Board of Directors and the Chairman of our Nominating and Corporate Governance Committee. In recognition of this dual service, since the second quarter of 2006 no annual retainer was payable to Mr. Neafsey for his service as Chairman of our Nominating and Corporate Governance Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as of December 31, 2009 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders. The table includes:
•	the number of securities to be issued upon the exercise of outstanding options;
•	the weighted-average exercise price of the outstanding options; and
•	the number of securities that remain available for future issuance under the plans.

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans:

Approved by security holders (1)	—	—	129,629

Not approved by security holders (2)	—	—	64,815

Total	—	—	194,444

(1)	Represents securities available for issuance under the 2009 Equity Compensation Plan.

(2)	Represents securities available for issuance under the Plan of Reorganization adopted in connection with the Company’s emergence from Chapter 11.
Under the Plan of Reorganization adopted in connection with the Company’s emergence from Chapter 11, the Company was authorized, without further shareholder approval, to issue 194,444 shares of common stock to employees and directors under a Management Incentive Plan (“MIP”). Two-thirds of that amount, or 129,629 shares, was to be in the form of stock options and the remaining one third was to be in the form of restricted stock. The 2009 Equity Compensation Plan, approved by the shareholders, allows the Company to issue the 129,629 shares in the form of stock options under that plan rather than under the MIP. The remaining 64,815 shares are to be issued as restricted stock units under the MIP. Under the MIP, the allocation and grant terms are to be set by the Compensation and Benefits Committee.
No equity grants have yet been made under the plans described above. The Company is seeking to re-list its stock on NASDAQ, and currently intends to issue equity to the Company’s Board of Directors and executive management after obtaining the listing.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 15, 2010. The table includes the number of shares beneficially owned by (i) each person or group that is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers named in the summary compensation table and (iii) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

	Number of
	Shares	Percent of
	Beneficially	Shares
5% Beneficial Owners, Directors, Named Officers	Owned	Outstanding
Solus Alternative Asset Management LP, Solus GP LLC, and Christopher Pucillo	425,280	24.3%
430 Park Avenue, 9th Floor New York, NY 10022 (1)(2)

JP Morgan Chase & Co.	250,250	14.3%
270 Park Avenue New York, NY 10017 (1)

FMR LLC 82 Devonshire Street Boston, MA 02109 (1)(3)	175,600	10.0%

Trafelet Capital Management, L.P., Trafelet & Company LLC and Remy Trafelet (1)(4) 590 Madison Avenue, 26thFloor New York, NY 10022	159,600	9.1%

Peritus I Asset Management LLC 26 W. Anapamu Street, 3rd Floor Santa Barbara, CA 93101 (1)	92,450	5.3%

Michael J. Balduino	0	0
Eric A. Balzer	0	0
Lawrence V. Jackson	0	0
Ruth J. Mack	0	0
L. White Matthews III	0	0
Michael J. Hoffman	0	0
James C.T. Bolton	0	0
Christopher Phelan	0	0
Walter S. Sobon	0	0
All directors and executive officers as a group (14 persons)	0	0

(1)	The number of shares beneficially owned is derived from reports filed by each such beneficial owner under Section 13 or Section 16 of the Securities Exchange Act of 1934.

(2)	According to the Schedule 13G filed by the named persons on June 9, 2009, Solus GP LLC is the general partner of Solus Alternative Asset Management LP and Christopher Pucillo is the managing member of Solus GP LLC.

(3)	According to the Schedule 13G filed by the named person on September 10, 2009, Fidelity Management & Research Company is the beneficial owner of 169,100 shares of Constar common stock (equal to 9.7% of the outstanding shares), and Fidelity Capital & Income Fund is the beneficial owner of 115,450 shares of Constar common stock (equal to 6.6% of the outstanding shares). Additional information regarding the beneficial ownership of such shares is contained within such Schedule 13G.

(4)	According to the Schedule 13G filed by the named persons on January 21, 2010, the reported shares are held by several private investment funds for which Trafelet Capital Management, L.P. serves as the investment manager. Trafelet & Company, LLC serves as the general partner of Trafelet Capital Management, L.P. and Remy Trafelet serves as managing member of Trafelet & Company, LLC.
The address of each director and executive officer is One Crown Way, Philadelphia, Pennsylvania 19154-4599.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a description of certain relationships and related transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Relationship with Crown.”
Policy for Approval of Related Person Transactions
The Board of Directors has adopted a written policy for the treatment of related person transactions. The policy defines a “Related Person Transaction” as a transaction (A) in which (1) the Company was, is or would be a participant, and (2) any Related Person had, has or would have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner (but not a general partner) of another entity that is a party to the transaction); or (B) that is required to be disclosed under Item 404(a) of Regulation S-K. The policy defines a “Related Person” as a person (A) who is or was (at any time since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if they are not presently such a person) an (1) executive officer, director or nominee for election as a director of the Company, or (2) Immediate Family Member of any of the foregoing; or (B) who is or was (at any time when the relevant transaction occurred or existed) (1) a greater than 5 percent beneficial owner of the Company’s common stock; or (2) an Immediate Family Member of such beneficial owner. The policy defines “Immediate Family Member” as a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).
Under the policy, the Audit Committee reviews the material facts of each Related Person Transaction and either approves or disapproves of the entry into the Related Person Transaction. If advance approval of a Related Person Transaction is not feasible or was not obtained, then the Audit Committee shall review the material facts of the Related Person Transaction and either ratify or disapprove of the entry into the Related Person Transaction. The Audit Committee may approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in good faith. In determining whether to approve or ratify a Related Person Transaction, the Audit Committee shall take into account all of the facts and circumstances that the Audit Committee deems appropriate, including but not limited to whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the nature of the Related Person’s interest in the transaction, the nature of the relationship among the relevant Related Persons, the amount involved, any benefit to the Company and any impact on director independence.
No director may participate in any discussion or approval of a Related Person Transaction for which he or she is a Related Person, except that the director shall provide all material information concerning the Related Person Transaction to the Audit Committee.
If a Related Person Transaction will be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Person. Thereafter, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Person to see that they are in compliance with the Committee’s guidelines and that the Related Person Transaction remains appropriate.
A Related Person Transaction shall not be invalid, void or voidable under applicable law solely because the Audit Committee shall fail to approve or ratify such Related Person Transaction.
Director Independence
Each member of the Board of Directors is independent under NASDAQ listing standards, except that Mr. Hoffman is not independent because he is an executive officer of the Company. All members of the Audit Committee, Compensation and Benefits Committee, and Nominating and Corporate Governance Committee are independent under NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2009 for the audit of our financial statements and internal controls for the year ended December 31, 2009 (including the delivery of reports required by Section 404 of the Sarbanes-Oxley Act) and the review of our quarterly financial statements filed on Form 10-Q in 2009 were $1,616,000. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2008 for the audit of our financial statements and internal controls for the year ended December 31, 2008 (including the delivery of reports required by Section 404 of the Sarbanes-Oxley Act) and the review of our quarterly financial statements filed on Form 10-Q in 2008 were approximately $1,540,000.
Audit-Related Fees. In 2009, PricewaterhouseCoopers LLP billed the Company $12,000 for services rendered in connection with an SEC comment letter. In 2008, PricewaterhouseCoopers LLP billed the Company $9,000 for services rendered in connection with their retention in accordance with the applicable requirements of the Bankruptcy Code, and $18,000 for services rendered in connection with an SEC comment letter.

Tax Fees. For 2009 and 2008, the aggregate fees billed for tax services rendered by PricewaterhouseCoopers LLP were approximately $16,000 and $10,000, respectively. These figures primarily related to the preparation of tax returns for the Company’s operations in the United Kingdom and Holland.
All Other Fees. There were no fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2009 for any services other than as described above, other than reorganization related fees of approximately $245,000 and subscription fees for an accounting and tax research program in the amount of $3,000. There were no fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2008 for any services other than as described above, other than subscription fees for an accounting and tax research program in the amount of $3,000.
All the services as described above were approved by our Audit Committee. In accordance with the charter of our Audit Committee, all auditing services and, except as provided in the following sentence, all non-audit services to be provided by any independent registered public accounting firm of the Company shall be pre-approved by the Audit Committee; in addition, the Audit Committee may delegate such pre-approval duty to one or more designated members of the Audit Committee who are also independent directors of the Board of Directors; provided, that any decisions of any member of the Audit Committee to whom such duty has been delegated shall also be presented to the full Audit Committee at its next scheduled meeting. The pre-approval requirement described in the preceding sentence shall not apply to non-audit services for the Company if (a) the aggregate amount of all such non-audit services provided to the Company constitutes not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (b) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved, prior to the completion of the audit, by the Audit Committee or by one or more members of the Audit Committee who are also independent directors of the Board of Directors to whom authority to grant pre-approvals has been delegated by the Audit Committee. The Audit Committee will review and consider all PricewaterhouseCoopers LLP professional services when assessing auditor independence.

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

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A filed on June 1, 2009).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on June 1, 2009).

4.1
Indenture, dated as of February 11, 2005 among Constar International Inc., the Note Guarantors party thereto, and the Bank of New York, as Trustee, relating to the Company’s Senior Secured Floating Rate Notes due 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.2
U.S. Security Agreement, dated as of February 11, 2005 among Constar International Inc., the Domestic Restricted Subsidiaries party thereto, as Grantors, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.3
Amendment No. 1 to U.S. Security Agreement, dated as of February 11, 2010, by and among Constar International Inc., Constar, Inc., DT, Inc., BFF Inc., Constar Foreign Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

4.4
Access, Use and Intercreditor Agreement, dated as of February 11, 2010, by and among General Electric Capital Corporation, The Bank of New York Mellon, The Bank of New York Mellon, London Branch, Constar International Inc., Constar, Inc., DT, Inc., BFF Inc., Constar Foreign Holdings, Inc. and Constar International U.K. Limited (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

4.5
Debenture, dated as of February 11, 2005, between Constar International UK Ltd, as Chargor, and the Bank of New York (acting out of its London office) as Security Trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on February 17, 2005).

4.6
Deed of Amendment Relating to a Debenture dated 11 February 2005, dated as of February 11, 2010, by and between Constar International U.K. Limited and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.1
Supply Agreement between Constar, Inc. and Pepsi-Cola Advertising and Marketing, Inc. dated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on March 31, 2009).†

10.2
Credit Agreement, dated as of February 11, 2010, by and among Constar International Inc., Constar, Inc., DT, Inc., BFF Inc., Constar Foreign Holdings, Inc., Constar International U.K. Limited, each of the other Persons party thereto that is designated as a Credit Party, General Electric Capital Corporation, for itself as lender and as agent for the lenders from time to time party thereto, and the lenders from time to time party thereto (the schedules and exhibits to the Credit Agreement have been omitted; a copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission supplementally upon request) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.3
Guaranty and Security Agreement, dated as of February 11, 2010, by Constar International Inc., Constar, Inc., DT, Inc., BFF Inc., Constar Foreign Holdings, Inc. and each of the other entities from time to time party thereto, in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.4
Deed of Charge and Assignment, dated as of February 11, 2010, by and between Constar International U.K. Limited and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.5
Guaranty and Indemnity, dated as of February 11, 2010, by and between Constar International U.K. Limited and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.6
Charge Over Shares, dated as of February 11, 2010, by and between Constar Foreign Holdings, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.7
Subordination Agreement, dated as of February 11, 2010, by and among Constar International Holland (Plastics) B.V., Constar International UK Limited and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on February 17, 2010).

10.8
Amended and Restated Executive Employment Agreement, dated as of May 29, 2009, by and between Constar International Inc. and Michael J. Hoffman (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 4, 2009).*

10.9
Amended and Restated Executive Employment Agreement, dated as of May 29, 2009, by and between Constar International Inc. and James C.T. Bolton (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on June 4, 2009).*

10.10
Amended and Restated Executive Employment Agreement, dated as of May 29, 2009 by and between Constar International Inc. and David J. Waksman (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on June 4, 2009).*

10.11
Agreement, dated as of September 23, 2009, between Constar International Inc. and J. Mark Borseth (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 23, 2009).*

10.12		Change of Control Agreement (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on September 17, 2002).*

10.12	a
Form of amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.27a filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.12	b
Agreement dated August 1, 2007 between Constar International Inc. and Chris Phelan (incorporated by reference to Exhibit 10.27b filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007).*

10.13		Constar International Inc. 2009 Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed on September 28, 2009).*

10.14		Constar International Inc. Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 1, 2009).*

10.15		Constar International Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-88878) filed on October 17, 2002).*

21.1	Subsidiaries of Constar International Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Report.

†	Confidential treatment granted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.
Dated: March 24, 2010	By:	/s/ J. Mark Borseth
J. Mark Borseth
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael J. Hoffman Michael J. Hoffman	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2010

/s/ J. Mark Borseth J. Mark Borseth	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 24, 2010

/s/ L. White Matthews L. White Matthews	Director	March 24, 2010

/s/ Michael J. Balduino	Director	March 24, 2010
Michael J. Balduino

/s/ Eric A. Balzer	Director	March 24, 2010
Eric A. Balzer

/s/ Lawrence V. Jackson	Director	March 24, 2010
Lawrence V. Jackson

/s/ Ruth J. Mack	Director	March 24, 2010
Ruth J. Mack