Form 10-Q
period 2010-03-31
CONSTAR INTERNATIONAL INC
filed 2010-05-12
CIK 29806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-01982

Constar International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1889304
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of May 6, 2010, 1,750,000 shares of the registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Constar International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	Successor
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,214	$2,469
Accounts receivable, net	48,011	39,054
Inventories, net	47,707	44,058
Prepaid expenses and other current assets	7,971	7,896
Restricted cash	1,490	7,589

Total current assets	107,393	101,066

Property, plant and equipment, net	143,236	151,526
Goodwill and intangible assets, net	149,702	150,080
Other assets	5,460	3,592

Total assets	$405,791	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$9,065	$5,000
Accounts payable (includes book overdrafts of $12,768 and $10,269 at March 31, 2010 and December 31, 2009, respectively)	67,697	59,128
Accrued expenses and other current liabilities	22,715	25,253
Deferred income taxes	1,222	1,222

Total current liabilities	100,699	90,603

Long-term debt	173,341	167,919
Pension and postretirement liabilities	29,663	31,105
Deferred income taxes	17,984	23,531
Other liabilities	15,009	14,503

Total liabilities	336,696	327,661

Commitments and contingencies (Note 10)

Stockholders’ Equity:

Common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at March 31, 2010 and December 31, 2009	18	18
Additional paid-in capital	101,466	101,466
Accumulated other comprehensive loss, net of tax	(1,701)	(1,769)
Accumulated deficit	(30,688)	(21,112)

Total stockholders’ equity	69,095	78,603

Total liabilities and stockholders’ equity	$405,791	$406,264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Net customer sales	$133,591	$156,870
Net affiliate sales	—	2,580

Net sales	133,591	159,450
Cost of products sold, excluding depreciation	122,786	141,921
Depreciation and amortization	9,791	7,256

Gross profit	1,014	10,273

Selling and administrative expenses	4,557	5,173
Research and technology expenses	1,701	1,866
Provision for restructuring	365	515
Gain on disposal of assets	(546)	(320)

Total operating expenses	6,077	7,234

Operating income (loss)	(5,063)	3,039

Interest expense	(9,127)	(4,257)
Interest expense — related party	—	(39)
Reorganization items, net	—	(3,555)
Other income (expense), net	(786)	161

Loss from continuing operations before income taxes	(14,976)	(4,651)
Benefit from income taxes	5,371	18

Loss from continuing operations	(9,605)	(4,633)
Income (loss) from discontinued operations, net of taxes	29	(77)

Net loss	$(9,576)	$(4,710)

Basic and diluted loss per common share:
Continuing operations	$(5.49)	$(0.37)
Discontinued operations	0.02	(0.01)

Net loss per share	$(5.47)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	1,750	12,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,576)	$(4,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,990	7,487
Debt accretion expense	5,422	—
Bad debt recoveries	(44)	(421)
Stock-based compensation	—	129
Gain on disposal of assets	(546)	(320)
Deferred income taxes	(5,295)	—
Loss on interest rate swap	74	—
Changes in working capital and other	(6,368)	6,068
Reorganization items, net	—	1,125

Net cash provided by (used in) operating activities	(6,343)	9,358

Cash flows from investing activities:
Restricted cash	6,099	(9,327)
Purchases of property, plant and equipment	(2,792)	(4,299)
Proceeds from sale of property, plant, and equipment	570	99

Net cash provided by (used in) investing activities	3,877	(13,527)

Cash flows from financing activities:
Costs associated with debt financing	(1,772)	—
Proceeds from short-term financing	150,265	159,723
Repayment of short-term financing	(146,200)	(167,459)

Net cash provided by (used in) financing activities	2,293	(7,736)

Effect of exchange rate changes on cash and cash equivalents	(82)	(18)

Net decrease in cash and cash equivalents	(255)	(11,923)
Cash and cash equivalents at beginning of period	2,469	14,292

Cash and cash equivalents at end of period	$2,214	$2,369

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar and share amounts in thousands, unless otherwise noted)
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2009 (however, see the discussion below regarding fresh-start accounting). The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code. The Company applied the guidance of ASC 852 for the period from December 30, 2008, to April 30, 2009. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying condensed consolidated statements of operations.
As of May 1, 2009, (the “Effective Date”) the Company adopted fresh-start accounting. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the Effective Date, the issuance of new Constar common stock in accordance with the related Plan of Reorganization, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. For further information, see Note 4 — “Fresh-Start Accounting” of the notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In accordance with ASC 205-20, “Discontinued Operations”, the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 20 — “Discontinued Operations” for further discussion. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.
At March 31, 2010, restricted cash represents cash collateral related to outstanding letters of credit under the Company’s former credit agreement. At December 31, 2009 restricted cash represented cash collateral related to the Company’s interest rate swap liability. On February 11, 2010, the counterparty to the Company’s interest rate swap agreement novated its rights under the swap agreement to a third party and the cash collateral was returned to the Company.
Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

2. New Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010. The adoption of these new requirements did not have a material impact on the Company’s results of operations or financial condition.
3. Reorganization Items
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying condensed consolidated statements of operations and consist of the following:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2010	2009
Professional fees associated with bankruptcy proceedings	$—	$(2,715)
Debtor-in-possession and Exit Financing fees	—	(100)
Other, net	—	(740)

Total reorganization items, net	$—	$(3,555)

The Successor Company made cash payments of $71 for the three months ended March 31, 2010, and the Predecessor Company made cash payments of $2,428 for the three months ended March 31, 2009 related to reorganization items.
4. Accounts Receivable

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Trade accounts receivable	$42,993	$35,427
Less: allowance for doubtful accounts	(119)	(322)

Net trade accounts receivable	42,874	35,105
Value added taxes recoverable	3,603	2,202
Miscellaneous receivables	1,534	1,747

Accounts receivable, net	$48,011	$39,054

5. Inventories

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Finished goods	$31,985	$28,900
Raw materials and supplies	16,872	16,343

Total	48,857	45,243
Less: reserves for obsolete and slow-moving inventories	(1,150)	(1,185)

Inventories, net	$47,707	$44,058

6. Property, Plant and Equipment

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Land and improvements	$15,518	$15,812
Buildings and improvements	49,791	50,708
Machinery and equipment	121,717	121,975

	187,026	188,495
Less: accumulated depreciation and amortization	(49,455)	(40,303)

	137,571	148,192
Construction in progress	5,665	3,334

Property, plant and equipment, net	$143,236	$151,526

During the three months ended March 31, 2010, the Company accelerated the depreciation of machinery and equipment idled during the period that resulted in a non-recurring charge of $0.9 million.
7. Goodwill and Intangible Assets
The Company performed an interim goodwill impairment assessment as of March 31, 2010 since the trading value of its common stock of $28.0 million was less than the carrying value of its stockholders’ equity of $69.1 million. In performing the interim impairment assessment the Company estimated the fair value of its reporting unit using the following valuation methods and assumptions. These methods are consistent with the Company’s fourth quarter of 2009 annual and interim impairment assessments:
1.	Income Approach (discounted cash flow analysis) — the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the entity, and the discount rate. The Company used the Gordon Growth Model and assumed a 3.0% growth rate to estimate the terminal value of the business. Cash flows were discounted at a rate of 10.9%.

2.	Market Approach (market multiples) — this method begins with the identification of a group of peer companies. Peer companies represent a group of companies in the same or similar industry as the company being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an appropriate valuation multiple. Various operating performance measurements of the company being valued are then benchmarked against the peer group and a discount or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the company being valued to arrive at an estimate of its fair value. An equity value is then derived by subtracting the fair value of interest bearing debt from the total enterprise value. A control premium is then applied to the equity value. The combined value of interest bearing debt plus an equity value including control premium equals the estimated total, or enterprise value, of the business. The Company selected 11 public companies in the packaging industry as its peer group. The Company calculated for the peer group an average multiple of 2010 projected EBITDA and a multiple of projected 2011 EBITDA. The peer group average multiples were then discounted approximately 10% based upon an unfavorable comparison of the Company’s historical growth and profit margins as compared to the peer group. The result was a market multiple of 5.3 for 2010 and a market multiple of 4.7 for 2011. Weightings of 80% and 20% were assigned to the 2010 and 2011 valuation multiples, respectively. The company used quoted market prices to determine the fair value of its debt at March 31, 2010. A control premium of 20% was assumed to determine the Company’s equity value.
The Company believes that the valuation methods described above, weighted equally, provide a value representative of the fair value of the Company better than the use of a single technique.
The determination of estimated fair value requires the exercise of judgment and is highly sensitive to the Company’s assumptions. The following table provides a summary of the impact that changes in the assumptions used would have on the estimated fair value of the Company’s reporting unit at March 31, 2010.

			(In millions)
		Assumed	Decrease in
Valuation Method	Assumption	Change	Fair Value

Discounted cash flow	Projected cash flows	10% decrease	$(12.1)
Discounted cash flow	Terminal year growth rate	100 basis point decrease	$(14.3)
Discounted cash flow	Discount rate	100 basis point increase	$(7.1)

Market approach	Projected cash flows	10% decrease	$(14.8)
Market approach	Market multiple	20% discount to peer average	$(15.9)
Market approach	Control premium	10% control premium	$(2.3)
Based upon the analysis performed as of March 31, 2010, the Company failed Step 1 of the goodwill impairment test. Consequently, the Company performed a hypothetical purchase price allocation to determine the amount of goodwill impairment, if any. The significant fair value adjustment in the hypothetical purchase price allocation was to long-term debt. The adjustments to measure the assets, liabilities and intangibles at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the condensed consolidated balance sheet.
The results of the second step of the goodwill impairment test indicated that goodwill was not impaired as of March 31, 2010. However, a small negative change in the assumptions used in the valuation, particularly the projected cash flows, the discount rate, the terminal year growth rate, and the market multiple assumptions could significantly affect the results of the impairment analysis. If the Company makes additional downward revisions to its cash flow projections in the future, the Company may experience a material impairment charge to the carrying amount of its goodwill. At March 31, 2010, an approximate 6% decline in the estimated fair value of the Company’s reporting unit would have resulted in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.

The following table presents a summary of the activity related to the carrying value of goodwill:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Beginning balance:
Goodwill	$118,682	$381,872
Accumulated impairment losses	—	(233,059)

	118,682	148,813

Adjustments during the period	—	—

Ending balance:
Goodwill	118,682	381,872
Accumulated impairment losses	—	(233,059)

	$118,682	$148,813

The Company did not perform an impairment test of its indefinite-lived intangible asset as of March 31, 2010, since there were no triggering events that occurred during the three months ended March 31, 2010, that would cause the Company to believe that the fair value of its trade name has declined below its carrying value.
The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Trade name	25,500	25,500
Accumulated impairment losses	(4,000)	(4,000)

Total	$21,500	$21,500

The following table presents a summary of finite-lived intangible assets:

		Successor
		March 31, 2010			December 31, 2009
	Estimated	Gross			Gross
	Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(In thousands)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Technology	4 to 12	$9,700	$(1,108)	$8,592	$9,700	$(805)	$8,895
Leasehold interests	4	1,204	(276)	928	1,204	(201)	1,003

Total		$10,904	$(1,384)	$9,520	$10,904	$(1,006)	$9,898

Amortization expense was $378 and $-0- for the three months ended March 31, 2010 and 2009, respectively, and is included within cost of goods sold in the accompanying condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for finite-lived intangible assets:

(In thousands)
Nine months ended December 31, 2010	$1,132
2011	1,509
2012	1,509
2013	909
2014	608
After 2014	3,853

$9,520

8. Debt

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Short-term debt:
Credit Facility	$9,065	$—
Exit Facility	—	5,000

Total short-term debt	$9,065	$5,000

Long-term debt:
Secured Notes	$173,341	$167,919

At March 31, 2010, there were $1.7 million and $1.4 million in letters of credit outstanding under the Company’s current and previous credit agreements, respectively. The letters of credit outstanding under the Company’s previous credit agreement at March 31, 2010, were collateralized with $1.5 million of cash. The cash collateral is classified as restricted cash on the accompanying condensed consolidated balance sheet. At December 31, 2009, there were $4.0 million in letters of credit outstanding under the Company’s previous credit agreement.
On February 11, 2010, the Company entered into a revolving credit facility (the “Credit Agreement”) with General Electric Capital Corporation (“Agent”) and terminated its previous credit agreement. The Credit Agreement provides for up to $75.0 million of available credit, with a sublimit of up to $15.0 million for the issuance of letters of credit. Available credit under the Credit Agreement is limited to a borrowing base consisting of the sum of:
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
(c)	$2.5 million; minus
(d)	such reserves as the Agent may from time to time establish in its discretion in connection with hedging arrangements; minus
(e)	such reserves as the Agent may from time to time establish in its discretion.
As of March 31, 2010 the Company’s borrowing base under the Credit Agreement was $45.0 million and its available credit was $34.2 million.
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
The Company, its U.S. subsidiaries and its U.K. subsidiary jointly and severally guarantee the obligations under the Credit Agreement. Collateral securing the obligations under the Credit Agreement consists of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and intangibles of the Company and its domestic and United Kingdom subsidiaries.

The Credit Agreement contains certain financial covenants. Capital expenditures in any fiscal year may not exceed $25.0 million plus the carry over of up to 75% of such amount from the immediately preceding fiscal year if not used in that year. In addition, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter is less than $15.0 million for any period of five consecutive business days, the Company must maintain Consolidated EBITDA, as defined in the Credit Agreement (which the Company refers to as “Adjusted EBITDA”), of not less than $40.0 million, calculated on a trailing four fiscal quarters basis as of the last day of the then immediately preceding fiscal quarter.
Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit, based upon its most recent earnings and financial projections, will exceed $15.0 million for all five consecutive business day periods in 2010.
The Company believes that its trailing four fiscal quarters Adjusted EBITDA will fall below $40.0 million for the second and third quarters of 2010 and will marginally exceed $40.0 million for the full year 2010, however the Company will remain in compliance with this covenant because available credit will not fall below $15.0 million for any five consecutive business day periods in 2010. The Company’s projected availability and Adjusted EBITDA may be impacted by unit volume changes, resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors, such as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In the event that it appeared to the Company that the debt covenants would not be met, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the debt covenants. There can be no assurance that such actions would be successful. For a reconciliation of Adjusted EBITDA to Net Income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Lender may, among other things, accelerate the maturity of the Credit Agreement. The Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2010.
Upon the adoption of fresh-start accounting, the Company adjusted the Secured Notes to fair value based upon their quoted market price at April 30, 2009. The Company currently expects to record accretion expense of approximately $22.8 million in 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three months ended March 31, 2010, the Company recorded $5.4 million of accretion expense which is included in interest expense in the accompanying condensed consolidated statement of operations.
The Company’s outstanding long-term debt at March 31, 2010 and December 31, 2009, consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005 the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes. The Company does not have sufficient funds to repay the Secured Notes and intends to refinance them prior to their maturity.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at March 31, 2010. If an event of default shall occur and be continuing under the indenture, either the Trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. If there is an event of default under the Credit Agreement that has occurred or is continuing, the Trustee may accelerate the maturity of the Secured Notes.

9. Restructuring
On October 10, 2008, the Company executed a four-year cold fill supply agreement effective January 1, 2009, (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc. (“Pepsi”). Under the terms of the New Agreement, the Company anticipated approximately a 30% reduction in volume in 2009. Therefore, in conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that involved the closure of three U.S. manufacturing facilities and a reduction of operations in three other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business the Company closed its manufacturing facility in Houston, Texas in May 2008.
In connection with the restructuring actions described above, the Company expects to incur total charges of approximately $12 million. The total charges include (i) an estimated $2.7 million related to costs to exit facilities, (ii) $1.5 million related to employee severance and other termination benefits, and (iii) approximately $7.7 million of accelerated depreciation and other non-cash charges.
In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company did not incur any restructuring expenditures in 2010 related to the Salt Lake City shut-down.
The following table presents a summary of the restructuring reserve activity:

	2007 Plan	2008 Plans
	Severance	Contract
	and	and Lease
	Termination	Termination	Other
(In thousands)	Benefits	Costs	Costs	Total

Balance, January 1, 2010 (Successor)	$14	$46	$329	$389
Charges to income	—	188	177	365
Payments	—	(214)	(450)	(664)
Adjustments	—	—	—	—

Balance, March 31, 2010 (Successor)	$14	$20	$56	$90

10. Commitments and Contingencies
The Company is subject to lawsuits and claims in the normal course of business and related to businesses operated by predecessor corporations. Management believes that the ultimate liabilities resulting from these lawsuits and claims will not materially impact its results of operations or financial position.
Certain judgments against the Company would constitute an event of default under its debt agreements.
Constar has been identified by the Wisconsin Department of Natural Resources as a potentially responsible party at two adjacent sites in Wisconsin and agreed to share in the remediation costs with one other party. Remediation is ongoing at these sites. Constar has also been identified as a potentially responsible party at the Bush Valley Landfill site in Abingdon, Maryland and entered into a settlement agreement with the EPA in July 1997. The activities required under that agreement are ongoing. Constar’s share of the remediation costs at both sites has been minimal thus far and no accrual has been recorded for future remediation at these sites.

The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company has recorded an accrual of $0.2 million as of March 31, 2010 and December 31, 2009 for estimated costs associated with completing the required remediation activities. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no other accruals for environmental matters.
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
For the three months ended March 31, 2010, the Company recorded revenue of $0.9 million as a result of the settlement of a dispute with a former customer.
11. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) consisted of the following:

	Successor			Predecessor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Pre-tax	Tax (Expense)	After-tax	Pre-tax	Tax (Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Net loss			$(9,576)			$(4,710)
Other comprehensive Income (loss):
Pension curtailment	627	—	627	—	—	—
Pension remeasurement	(128)	—	(128)	—	—	—
Pension and postretirement amortization	(16)	(5)	(21)	1,457	—	1,457
Cash-flow hedge	(484)	186	(298)	208	—	208
Foreign currency translation adjustments	(112)	—	(112)	(660)	—	(660)

Total other comprehensive income (loss)	(113)	181	68	1,005	—	1,005

Comprehensive loss			$(9,508)			$(3,705)

Accumulated other comprehensive loss consisted of the following:

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Pension and post-retirement liabilities, net of tax	$(1,982)	$(2,460)
Cash flow hedge, net of tax	364	662
Foreign currency translation adjustments	(83)	29

Accumulated other comprehensive loss	$(1,701)	$(1,769)

12. Stock-Based Compensation
There have been no awards issued for the three months ended March 31, 2010. The Predecessor Company maintained stock-based incentive compensation plans for its employees and stock-based compensation plans for directors. All outstanding equity awards of the Predecessor were cancelled upon the Company’s emergence from bankruptcy.

The following table summarizes total stock-based compensation expense included in the Predecessor’s consolidated statements of operations:

Predecessor
Three Months Ended
(In thousands)	March 31, 2009
Restricted stock	$133
Restricted stock units	(4)

$129

13. Earnings (Loss) Per Common Share
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
The Predecessor Company’s potentially dilutive securities consisted of potential common shares related to restricted stock awards. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding at March 31, 2010.
The computation of Diluted EPS for the three months ended March 31, 2009 excludes 0.5 million shares of restricted stock due to the loss for the period.
14. Pension and Other Postretirement Benefits
Pension Benefits
The components of net periodic pension expense were as follows:

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$159	$201	$360	$155	$137	$292
Interest cost	1,303	189	1,492	1,315	140	1,455
Expected return on plan assets	(1,360)	(185)	(1,545)	(1,128)	(138)	(1,266)
Amortization of net loss	—	—	—	1,189	83	1,272
Amortization of prior service cost	—	—	—	13	(10)	3

Total pension expense	$102	$205	$307	$1,544	$212	$1,756

During the three months ended March 31, 2010, due to a freeze in plan benefits the Company recorded a curtailment adjustment to its U.K. pension plan liability. The curtailment resulted in a decrease in the benefit obligation and an increase in accumulated other comprehensive income of $0.6 million.
The Company estimates that its expected total contributions to its pension plans for 2010 will be approximately $4.0 million of which $1.0 million was paid during the three months ended March 31, 2010.

Other Postretirement Benefits
The components of other postretirement benefits expense were as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009
Interest cost	$64	$82
Amortization of net (gain) loss	(16)	196
Amortization of prior service cost	—	(77)

Total other postretirement benefits expense	$48	$201

15. Income Taxes
For interim reporting periods the Company estimates the effective tax rate expected to be applicable for the full fiscal year and uses that rate to determine its provision for income taxes. The Company also recognizes the tax impact of certain discrete (unusual or infrequently occurring) items, including changes in judgment about valuation allowances, changes in judgment regarding uncertain tax positions, and effects of changes in tax laws or rates, in the interim period in which they occur.
The Successor Company recorded a benefit from income taxes of $5.4 million for the three months ended March 31, 2010. The Company has a net deferred tax liability at March 31, 2010 of $19.2 million principally in relation to the excess of the basis of its assets pursuant to fresh-start accounting over their historic tax bases. The Predecessor Company recorded a benefit from income taxes of $18 thousand for the three months ended March 31, 2009.
The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.3 million. The Company intends to defend against this matter vigorously.
Total unrecognized income tax benefits as of March 31, 2010 and December 31, 2009 were $0.7 million and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of March 31, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
16. Derivative Financial Instruments
The Company may enter into a derivative instrument by approval of the Company’s executive management based on guidelines established by the Company’s Board of Directors or a duly authorized Board committee. The primary risk managed by using derivative instruments is interest rate risk. Market and credit risks associated with derivative instruments are regularly reviewed by the Company’s executive management.
In 2005, an interest rate swap with a notional amount of $100 million was entered into to manage interest rate risk associated with the Company’s variable-rate debt. The objective and strategy for undertaking this interest rate swap was to hedge the Company’s exposure to variability in expected future cash flows as a result of the floating interest rate associated with the Secured Notes. By entering into the interest rate swap agreement, the Company effectively exchanged a floating interest rate of LIBOR plus 3.375% for a fixed interest rate of 7.9% over the remaining term of the underlying notes. On February 11, 2010, the counterparty to the Company’s interest rate swap agreement novated its rights under the swap agreement to a third party and the fixed interest rate payment of the interest rate swap agreement was modified from the previous fixed interest rate of 7.9% to a new fixed interest rate of 8.17%. The Company accounted for the novation as a termination of the original interest rate swap agreement and for accounting purposes the original hedging relationship was discontinued.

When a cash flow hedge is discontinued, gains or losses that are deferred in accumulated other comprehensive income are reclassified to earnings in the period the forecasted transaction impacts earnings. To the extent that a forecasted transaction is considered not probable of occurring, then reclassification of deferred gains or losses into earnings is recorded immediately. The Company reclassified $116 of accumulated other comprehensive income related to the interest rate swap into earnings related to forecasted interest payments no longer considered probable of occurring. The reclassification adjustments resulted in a decrease to interest expense for the period.
The new interest rate swap agreement was designated as a cash flow hedge. As a result, the effective portion of the change in fair value of the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. Changes in the fair value of the interest rate swap that represent hedge ineffectiveness are recognized in earnings immediately. For the period February 11, 2009 (inception) to March 31, 2010 ineffectiveness related to the new interest rate swap was $243 which resulted in an increase to interest expense.
The fair value of derivative contracts is summarized in the following table:

	Successor
	Derivative Liabilities
(In thousands)	Balance	Fair Value
Derivatives designated as	Sheet	March 31,	December 31,
hedging instruments	Location	2010	2009

Interest rate swap	Other liabilities	$7,043	$6,485
The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

Successor
Three Months Ended March 31, 2010
	Amount of	Amount of Pre-tax
	Gain or (Loss)	Gain or (Loss)	Amount of Pre-tax
	Recognized in OCI	Reclassified from	Gain or (Loss)
(In thousands)	on Derivative,	Accumulated	Recognized in Income
Derivatives in cash flow	Net of Tax	OCI into Income	on Derivative
hedging relationships	(Effective Portion)	(Effective Portion) (a)	(Ineffective Portion) (a)

Interest rate swaps	$(298)	$(1,110)	$(243)

(a)	Amounts are included included in interest expense on the condensed consolidated statements of operations.

Predecessor
Three Months Ended March 31, 2009
Amount of
	Amount of	Gain or (Loss)
	Gain or (Loss)	Reclassified
	Recognized	from
(In thousands)	in OCI on	Accumulated
Derivatives in cash flow	Derivative	OCI into Income
hedging relationships	(Effective Portion)	(Effective Portion) (a)

Interest rate swap	$208	$700

(a)	Amounts are included included in interest expense on the condensed consolidated statements of operations.
The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $4,316.
17. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

Successor
March 31, 2010
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$7,043	$—	$7,043

Predecessor
December 31, 2009
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$6,485	$—	$6,485

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt is based on quoted market prices. The following table presents the estimated fair value of the Company’s long-term debt:

Successor
	March 31, 2010		December 31, 2009
(In thousands)	Carrying		Carrying
Asset (liability)	Amount	Fair Value	Amount	Fair Value
Senior Notes	(173,341)	(192,500)	(167,919)	(182,050)
18. Other Income (Expense)
Other income (expense) consisted of the following:

	Successor	Predecessor
	Three Months	Three months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2010	2009
Foreign exchange gains (losses)	$(837)	$115
Royalty income	113	53
Royalty expense	(69)	(31)
Interest income	14	22
Other income (expense)	(7)	2

Other income (expense), net	$(786)	$161

19. Supplemental Sales Information
The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.
Net sales by country were as follows:

	Successor	Predecessor
	Three months	Three months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2010	2009
United States	$104,581	$133,303
United Kingdom	24,187	23,847
Holland	4,823	2,300

Net sales	$133,591	$159,450

20. Discontinued Operations
In 2006, the Company closed its Italian operation due to the loss of its principal customer. Accordingly, the assets and related liabilities of the entity have been classified as assets and liabilities of discontinued operations and the results of operations of the entity have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The following summarizes the assets and liabilities of discontinued operations:

	Successor
	March 31,	December 31,
(In thousands)	2010	2009
Assets of Discontinued Operations:
Prepaid expenses and other current assets	$317	$337

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$57	$44

Total current liabilities of discontinued operations	57	44
Other liabilities	831	881

Total liabilities of discontinued operations	$888	$925

Assets of discontinued operations are included in “prepaid expenses and other current assets”. Total current liabilities of discontinued operations are included in “accrued expenses and other current liabilities” and other liabilities of discontinued operations are included in “other liabilities” on the accompanying condensed consolidated balance sheets.
The following summarizes the results of operations for discontinued operations:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2010	2009
Net sales	$—	$—

Income from discontinued operations before income taxes	29	2
(Provision for) benefit from income taxes	—	(79)

Income (loss) from discontinued operations	$29	$(77)

21. Condensed Consolidating Financial Information
Each of the Company’s domestic and United Kingdom subsidiaries guarantees the Secured Notes, on a senior secured basis. Prior to the cancellation of the Senior Subordinated Notes pursuant to the Company’s Chapter 11 Plan of Reorganization, the Company’s domestic and United Kingdom subsidiaries also guaranteed the Subordinated Notes, on an unsecured senior subordinated basis. The guarantor subsidiaries are 100% owned and the guarantees are made on a joint and several basis and are full and unconditional. The following guarantor and non-guarantor condensed financial information gives effect to the guarantee of the Secured Notes by each of our domestic and United Kingdom subsidiaries. The following condensed consolidating financial statements are required in accordance with Regulation S-X Rule 3-10.

Condensed Consolidating Balance Sheet
March 31, 2010
(In thousands)
(Unaudited)

	Successor
			Non-	Reclassifications/	Total
	Parent	Guarantors	Guarantors	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,436	$778	$—	$2,214
Intercompany receivables	—	182,956	7,882	(190,838)	—
Accounts receivable, net	—	43,448	4,563	—	48,011
Inventories, net	—	43,445	4,262	—	47,707
Prepaid expenses and other current assets	12	7,274	685	—	7,971
Deferred income taxes	330	—	—	(330)	—
Restricted cash	—	1,490	—	—	1,490

Total current assets	342	280,049	18,170	(191,168)	107,393

Property, plant and equipment, net	—	133,462	9,774	—	143,236
Goodwill and intangible assets	—	149,702	—	—	149,702
Investment in subsidiaries	342,383	19,427	—	(361,810)	—
Deferred income taxes	63,066	—	—	(63,066)	—
Other assets	—	5,146	314	—	5,460

Total assets	$405,791	$587,786	$28,258	$(616,044)	$405,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$—	$9,065	$—	$—	$9,065
Accounts payable and accrued liabilities	944	84,080	5,388	—	90,412
Intercompany payable	162,411	27,847	580	(190,838)	—
Deferred income taxes	—	1,222	—	—	1,222

Total current liabilities	163,355	122,214	5,968	(190,838)	100,699

Long-term debt	173,341	—	—	—	173,341
Pension and postretirement liabilities	—	28,879	784	—	29,663
Deferred income taxes	—	80,132	1,248	(63,396)	17,984
Other liabilities	—	14,178	831	—	15,009

Total liabilities	336,696	245,403	8,831	(254,234)	336,696

Commitments and contingencies

Stockholders’ equity (deficit)	69,095	342,383	19,427	(361,810)	69,095

Total liabilities and stockholders’ equity (deficit)	$405,791	$587,786	$28,258	$(616,044)	$405,791

Condensed Consolidating Balance Sheet
December 31, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,022	$447	$—	$2,469
Intercompany receivables		216,779	10,821	(227,600)	—
Accounts receivable, net	—	36,785	2,269	—	39,054
Inventories, net	—	40,284	3,774	—	44,058
Prepaid expenses and other current assets	12	7,218	666	—	7,896
Restricted cash	—	7,589	—	—	7,589
Deferred income taxes	2,098	—	—	(2,098)	—

Total current assets	2,110	310,677	17,977	(229,698)	101,066

Property, plant and equipment, net	—	141,521	10,005	—	151,526
Goodwill and intangible assets	—	150,080	—	—	150,080
Investment in subsidiaries	405,700	20,910	—	(426,610)	—
Deferred Income Taxes	58,772		—	(58,772)	—
Other assets	552	2,728	312	—	3,592

Total assets	$467,134	$625,916	$28,294	$(715,080)	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—	$—	$—	$5,000
Accounts payable and accrued liabilities	1,681	79,325	3,375	—	84,381
Intercompany payable	207,446	19,325	829	(227,600)	—
Deferred income taxes	—	3,320	—	(2,098)	1,222

Total current liabilities	214,127	101,970	4,204	(229,698)	90,603

Long-term debt	167,919	—	—	—	167,919
Pension and postretirement liabilities	—	30,053	1,052	—	31,105
Deferred income taxes		81,056	1,247	(58,772)	23,531
Other liabilities	6,485	7,137	881	—	14,503

Total liabilities	388,531	220,216	7,384	(288,470)	327,661

Commitments and contingencies

Stockholders’ equity (deficit)	78,603	405,700	20,910	(426,610)	78,603

Total liabilities and stockholders’ equity (deficit)	$467,134	$625,916	$28,294	$(715,080)	$406,264

Condensed Consolidating Statement of Operations
For the three months ended March 31, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$128,770	$4,821	$—	$133,591
Cost of products sold, excluding depreciation	—	118,040	4,746	—	122,786
Depreciation and amortization	—	9,620	171	—	9,791

Gross profit	—	1,110	(96)	—	1,014

Selling and administrative expenses	—	4,378	179	—	4,557
Research and technology expenses	—	1,701	—	—	1,701
Provision for restructuring	—	365	—	—	365
Gain on disposal of assets	—	(546)	—	—	(546)

Total operating expenses	—	5,898	179	—	6,077

Operating loss	—	(4,788)	(275)	—	(5,063)
Interest expense	(7,422)	(1,864)	159	—	(9,127)
Other income (expense), net	—	(664)	(122)	—	(786)

Loss from continuing operations before income taxes	(7,422)	(7,316)	(238)	—	(14,976)
Benefit from income taxes	2,526	2,778	67	—	5,371

Loss from continuing operations	(4,896)	(4,538)	(171)	—	(9,605)
Equity earnings	(4,680)	(142)	—	4,822	—
Loss from discontinued operations, net of taxes	—	—	29	—	29

Net loss	$(9,576)	$(4,680)	$(142)	$4,822	$(9,576)

Condensed Consolidating Statement of Operations
For the three months ended March 31, 2009
(In thousands)
(Unaudited)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$157,151	$2,299	$—	$159,450
Cost of products sold, excluding depreciation	—	139,209	2,712	—	141,921
Depreciation	—	7,059	197	—	7,256

Gross profit (loss)	—	10,883	(610)	—	10,273

Selling and administrative expenses	—	5,019	154	—	5,173
Research and technology expenses	—	1,866	—	—	1,866
Provision for restructuring		515	—	—	515
Gain on disposal of assets	—	(320)	—	—	(320)

Total operating expenses	—	7,080	154	—	7,234

Operating income (loss)	—	3,803	(764)	—	3,039
Interest expense	(3,819)	(628)	151	—	(4,296)
Reorganization costs	(3,555)	—	—	—	(3,555)
Other income (expense), net	—	166	(5)	—	161

Income (loss) from continuing operations before income taxes	(7,374)	3,341	(618)	—	(4,651)
Benefit from income taxes	—	6	12	—	18

Income (loss) from continuing operations	(7,374)	3,347	(606)	—	(4,633)
Equity earnings	2,664	(683)	—	(1,981)	—
Loss from discontinued operations, net of taxes	—	—	(77)	—	(77)

Net income (loss)	$(4,710)	$2,664	$(683)	$(1,981)	$(4,710)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(9,576)	$(4,680)	$(142)	$4,822	$(9,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150	9,624	216	—	9,990
Debt accretion	5,422	—	—	—	5,422
Stock-based compensation	—	—	—	—	—
Gain on disposal of assets	—	(546)	—	—	(546)
Equity earnings	4,680	142	—	(4,822)	—
Changes in operating assets and liabilities	(11,669)	(1,608)	1,644	—	(11,633)

Net cash provided by (used in) operating activities	(10,993)	2,932	1,718	—	(6,343)

Cash flows from investing activities:
Restricted cash	—	6,099	—	—	6,099
Purchases of property, plant and equipment	—	(2,202)	(590)	—	(2,792)
Proceeds from the sale of property, plant and equipment	—	570	—	—	570

Net cash provided by (used in) investing activities	—	4,467	(590)	—	3,877

Cash flows from financing activities:
Costs associated with exit facility		(1,772)	—	—	(1,772)
Proceeds from Revolver loan	150,265	—	—	—	150,265
Repayment of Revolver loan	(146,200)	—	—	—	(146,200)
Net change in intercompany loans	6,928	(6,164)	(764)	—	—

Net cash provided by (used in) financing activities	10,993	(7,936)	(764)	—	2,293

Effect of exchange rate changes on cash and cash equivalents	—	(49)	(33)	—	(82)

Net increase (decrease) in cash and cash equivalents	—	(586)	331	—	(255)
Cash and cash equivalents at beginning of period	—	2,022	447	—	2,469

Cash and cash equivalents at end of period	$—	$1,436	$778	$—	$2,214

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2009
(In thousands)
(Unaudited)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(4,710)	$2,664	$(683)	$(1,981)	$(4,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	238	7,076	173	—	7,487
Stock-based compensation	—	129	—	—	129
Gain on disposal of assets	—	(320)	—	—	(320)
Equity earnings	(2,664)	683	—	1,981	—
Changes in operating assets and liabilities	805	4,442	1,525	—	6,772

Net cash provided by (used in) operating activities	(6,331)	14,674	1,015	—	9,358

Cash flows from investing activities:
Restricted cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(4,299)	—	—	(4,299)
Proceeds from the sale of property, plant and equipment	—	99	—	—	99

Net cash used in investing activities	—	(13,527)	—	—	(13,527)

Cash flows from financing activities:
Proceeds from Revolver loan	159,723	—	—	—	159,723
Repayment of Revolver loan	(167,459)	—	—	—	(167,459)
Net change in intercompany loans	14,067	(13,591)	(476)	—	—

Net cash provided by (used in) financing activities	6,331	(13,591)	(476)	—	(7,736)

Effect of exchange rate changes on cash and cash equivalents	—	(9)	(9)	—	(18)

Net increase (decrease) in cash and cash equivalents	—	(12,453)	530	—	(11,923)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,480	$889	$—	$2,369

22. Subsequent Events
On April 29, 2010, Constar International Holland (Plastics) B.V. (“Constar Holland”), which is a subsidiary of the Company organized under the laws of the Netherlands, entered into a receivables financing agreement and an inventory financing agreement (the “ING Credit Agreements”) with ING Commercial Finance B.V., a company organized under the laws of the Netherlands (“Lender”).
The receivables financing agreement provides for advances of up to 85% (subject to certain exclusions and limitations) of the face amount of Constar Holland’s approved receivables. The inventory financing agreement provides for advances of up to 50% (subject to certain exclusions and limitations) of the acquisition cost of Constar Holland’s raw materials in inventory, including a margin for overhead.
The actual amount of financing available under the ING Credit Agreements will fluctuate from time to time because it depends on inventory and accounts receivable values that fluctuate from time to time and is subject to limitations and exclusions that the Lender may from time to time impose in its discretion and other limitations. Although the amount of financing under the ING Credit Agreements will fluctuate as described above, the Company currently anticipates that generally at least $5 million will be available under the ING Credit Agreements, which is the maximum amount that the Company currently anticipates that it would borrow under the ING Credit Agreements.
Advances under each ING Credit Agreement bear interest at EURIBOR plus 2% per year and a credit commission of 1/24% per month. A turnover commission of 0.20% is also applicable to the receivables financing agreement.
The initial duration of each ING Credit Agreement is for two years. At the end of this period, the ING Credit Agreements automatically renew for successive one-year periods unless at least 90 days’ notice of earlier termination is given by either party. In addition, the ING Credit Agreements may terminate earlier in the case of an event of default. If Constar Holland terminates the ING Credit Agreements early (other than as a result of certain changes to the terms made by the Lender), or there is a termination due to an event of default, Constar Holland must pay the total amount of interest and commissions that the Lender would have received if the ING Credit Agreements had continued for the remaining agreed upon term.
Constar Holland’s obligations under the financing agreements are secured by its receivables and inventory and related rights.
The ING Credit Agreements and related agreements with the Lender contain covenants, representations and warranties and events of default. Events of default include, but are not limited to:
•	a dividend or other distribution from Constar Holland causing its equity capital to amount to less than 35% of total assets;
•	a breach of a covenant, representation, warranty or certification made in connection with an ING Credit Agreement, including a default in the payment of any amount due under the ING Credit Agreements;
•	a default or acceleration with respect to financing or guarantee agreements of Constar Holland of more than €50,000 or the occurrence of certain insolvency events; and
•	Constar Holland becoming subject to certain judgments.
If an event of default shall occur and be continuing under an ING Credit Agreement, the Lender may, among other things, accelerate the maturity of the ING Credit Agreements.
Effective as of April 28, 2010, Michael J. Hoffman resigned from his positions as President and Chief Executive Officer of the Company and from the Board of Directors of the Company. Pursuant to Mr. Hoffman’s employment agreement, in connection with his resignation Mr. Hoffman will be entitled to (i) base salary earned but unpaid as of the date of the termination; (ii) a lump sum payment equal to $2.2 million, paid in the seventh month following his termination; (iii) continuation of medical benefits in effect as of the date of termination for a period of two years following the date of termination at an estimated cost for premiums of approximately $47 thousand; (iv) payment of approximately $81 thousand in respect of the deferred portion of his 2009 Annual Incentive Plan award, paid in the seventh month following his termination; and (v) immediate payment of any unused accrued vacation days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a manufacturer of PET plastic containers, preforms, and plastic closures used for the packaging of food and beverages. Containers, preforms, and closures represented 66%, 29%, and 5%, respectively, of net sales in the first three months of 2010. The Company has operations in the United States, United Kingdom and Holland. Approximately 78% of the Company’s revenues in the first three months of 2010 were generated in the United States, with the remainder attributable to its European operations. During the first three months of 2010, Pepsi accounted for approximately 36% of the Company’s net sales and the top ten customers accounted for an aggregate of approximately 77% of the Company’s net sales.
There are two primary market categories within the PET market, conventional and custom. Conventional PET containers are primarily used for packaging carbonated soft drinks (“CSD”) and bottled water. The conventional market is the largest market category for PET packaging. Conventional products represented approximately 67% of the Company’s net sales in the first three months of 2010. Over the last few years, demand for the Company’s conventional PET products has decreased significantly due to a shift to self-manufacturing by beverage companies. The Company expects the trend of self-manufacturing of CSD packages by large beverage companies to continue. The Company expects a transition over time at locations where independent producers’ transportation costs are high, and where large volume, low complexity and available space to install blow-molding equipment exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms from independent producers to support their in-house blow-molding operations. Preforms generally carry lower per unit profitability than bottles. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations and retaining the replacement preform volume at acceptable margins. Other factors that have contributed to an overall decline in demand for CSD packaging in the United States include consumers shifting their preferences to alternative beverages such as teas, juices and energy drinks, and the negative impact that prevailing economic conditions are having on the convenience store and gas station distribution channels. The Company expects these trends to continue.
The Company’s strategy is to increase its presence in the custom category of the market. On average, the variable profit margin of the custom category is higher than the conventional category. In addition, oxygen barrier technology and innovative bottle designs add value that generally results in higher margins than custom products produced from commonly available technology. For custom products that require oxygen barrier technology, the Company believes its oxygen scavenging technology, DiamondClear™, is the best performing oxygen barrier technology in the market today. The Company believes that there are growth opportunities for its DiamondClear™ technology where it replaces less effective oxygen barrier technology and in the conversion of oxygen sensitive products packaged in glass and other packaging materials. Approximately 27% of the Company’s net sales in the first three months of 2010 related to custom PET containers with approximately 33% of these net sales containing the Company’s DiamondClear™ or earlier generation Oxbar™ oxygen scavenging technologies.
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

As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 15-40% of our customer contracts may be scheduled to expire. The Company’s contract with Pepsi, its largest customer, expires on December 31, 2012. Customers often put expiring contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business. Currently, approximately 22% of the Company’s U.S. estimated 2010 volume is not under contract.
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
Basis of Presentation
As of May 1, 2009, the Company adopted fresh-start accounting. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements prior to May 1, 2009 are not comparable with the financial statements for periods on or after May 1, 2009. References to “Successor” or “Successor Company” refer to the Company on or after May 1, 2009, after giving effect to the cancellation of Constar common stock issued prior to the effective date of the Company’s emergence from Chapter 11, the issuance of new Constar common stock in accordance with the related Plan of Reorganization, and the application of fresh-start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to May 1, 2009. For further information, see Note 4 — “Fresh-Start Accounting” of the notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.
Results of Operations
Net Sales
Three Months Ended March 31, 2010 and 2009

	Three months ended			%
	March 31,		Increase	Increase
(dollars in millions)	2010	2009	(Decrease)	(Decrease)
United States	$104.6	$133.5	$(28.9)	(21.6)%
Europe	29.0	26.0	3.0	11.5%

Total	$133.6	$159.5	$(25.9)	(16.2)%

The decrease in United States net sales in the first quarter of 2010 as compared to the first quarter of 2009 was driven primarily by lower volumes and the negative impact of the mix shift to preforms from bottles of $31.8 million offset in part by the pass through of higher resin costs to customers of $2.8 million. Total U.S. PET unit volume decreased 21.2% in the first quarter of 2010 as compared to the first quarter of 2009. This decrease reflects a conventional unit volume decline of 20.4% and a custom unit volume decline of 23.3%. The decline in conventional volume is primarily due to reduced volume under the Pepsi cold-fill agreement that went into effect on January 1, 2009, the continued movement of water bottlers to self-manufacturing and the impact of the general economic conditions in the United States. The decline in custom unit volume is due to the loss of a customer contract for custom preforms. Excluding this loss, custom unit volume was flat as compared to the same period last year.
The increase in European net sales in the first quarter of 2010 was primarily due to a strengthening of the British Pound and Euro against the U.S. Dollar of $1.4 million and the pass through of higher resin costs to customers of $1.6 million. European PET volume decreased 0.3% while closure volume decreased 5.6% in the first quarter of 2010 as compared to the first quarter of 2009.
Gross Profit

	Three months ended
	March 31,		Increase
(dollars in millions)	2010	2009	(Decrease)
United States	$0.2	$10.2	$(10.0)
Europe	0.8	0.1	0.7

Total	$1.0	$10.3	$(9.3)

Percent of net sales	0.7%	6.5%

In the United States, the decline in gross profit in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to the impact of lower sales of $6.6 million, increased depreciation expense of $2.8 million, and reduced pricing of $1.7 million, offset in part by cost reductions from the Company’s restructuring programs of $1.3 million. The increase in depreciation was primarily due to the revaluation of the Company’s assets as a result of its adoption of fresh-start accounting as well as accelerated depreciation on idled machinery and equipment resulting in a non-recurring charge of $0.9 million.
The gross profit improvement in Europe was driven primarily by reduced electricity costs of approximately $0.3 million and reduced depreciation expense of $0.3 million.

Selling and Administrative Expenses
Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities.
Selling and administrative expenses decreased $0.6 million in the first quarter of 2010 as compared to the first quarter of 2009 driven primarily by reduced payroll expenses of $1.1 million and reduced insurance expenses of $0.1 million, offset in part by increased professional fees of $0.3 million and a decrease in bad debt recoveries of $0.4 million.
Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $1.7 million in the first quarter of 2010 and $1.9 million in the first quarter of 2009. This decrease was primarily driven by lower payroll expenses.
Provision for Restructuring
Restructuring charges were $0.4 million in the first quarter of 2010 compared to $0.5 million in the first quarter of 2009. The restructuring charges recorded in 2010 primarily relate to the restructuring actions taken due to the impact of the Pepsi supply agreement, including the closure of three U.S. manufacturing facilities and a reduction of operations in three other manufacturing facilities, and the 2008 shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. The restructuring charges in 2010 consist primarily of facility exit costs. See Note 9 — “Restructuring” in the notes to the accompanying condensed consolidated financial statements for additional information.
Interest Expense
Interest expense increased $4.8 million to $9.1 million in the first quarter of 2010 from $4.3 million in the first quarter of 2009 due to $5.4 million of non-cash accretion of the fair market value of the Company’s Secured Notes to their face value at maturity offset in part by lower interest rates which reduced interest expense by $0.6 million and a decrease in amortization of deferred financing fees of $0.1 million.
Reorganization Items, net
The Company has recorded all costs directly related to its Chapter 11 filing as reorganization expenses. During the first quarter of 2009, the Company incurred professional fees and other expenses directly associated with the bankruptcy cases. These reorganization items resulted in an expense of $3.6 million for the three months ended March 31, 2009. See Note 3 — “Reorganization Items” to the condensed consolidated financial statements for further discussion of reorganization items.
Other Income (Expense), net
Other income (expense), net primarily includes gains and losses on foreign currency transactions including the impact of foreign currency transaction gains and losses and currency fluctuations on intra-company loan balances, royalty income and expense, and interest income.
Other expense, net was $0.8 million in the first quarter of 2010 compared to other income, net of $0.2 million in the first quarter of 2009. The increase in other expense primarily resulted from a $1.0 million negative impact of foreign currency transaction gains and losses and the translation of intra-company balances.

Provision for Income Taxes
In the first quarter of 2010, the Company recorded a benefit from income taxes related to continuing operations of $5.4 million compared to a benefit from income taxes of $-0- in the first quarter of 2009. The loss from continuing operations before taxes was $15.0 million in the first quarter of 2010 compared to a loss of $4.7 million in the first quarter of 2009. The Company’s effective tax rate for the full year 2010 is expected to be approximately 38%.
The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.3 million. The Company intends to defend against this matter vigorously.
Total unrecognized income tax benefits as of March 31, 2010, and December 31, 2009 were $0.7 million and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of March 31, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
Liquidity and Capital Resources

	Three months ended
	March 31,		Increase
(dollars in millions)	2010	2009	(Decrease)
Net cash provided by (used in) operating activities	$(6.3)	$9.4	$(15.7)

Net cash provided by (used in) investing activities	$3.9	$(13.5)	$17.4

Net cash provided by (used in) financing activities	$2.3	$(7.7)	$10.0

The primary factors that impact cash generated from operations are the seasonality of the Company’s sales, profit margins, and changes in working capital. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. The Company primarily uses cash generated from operations and borrowings under its credit facility to meet its short-term liquidity needs. Net cash used in operations for first quarter of 2010 increased compared to first quarter of 2009 principally due to a higher net loss and an increase in working capital items of $6.4 million.
The increase in net cash provided by investing activities in the first quarter of 2010 was driven by the return of cash collateral for the interest rate swap to the Company of $6.1 million as compared to a payment of cash collateral of $9.3 million in the first quarter of 2009, a decrease in capital expenditures of $1.5 million and an increase in proceeds from the sale of property, plant, and equipment of $0.5 million.
Net cash provided by financing activities in the first quarter of 2010 was $2.3 million as the Company had net short-term borrowings of $4.1 million as compared to net short-term debt repayments of $7.7 million in the first quarter of 2009. In addition, the Company paid $1.8 million for costs related to obtaining its new Credit Agreement.

Liquidity, defined as cash and borrowing availability under the Credit Agreement, will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the Company’s cash generated from operating activities, the change in the value of the U.S. dollar as compared to the British pound, reserves and revaluations imposed by the administrative agent and other factors. The Company’s cash requirements are typically greater during the first six to nine months of the year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based upon the terms and conditions of the Company’s debt obligations and the Company’s most recent projections the Company believes that cash generated from operations and amounts available under its Credit Agreement will be sufficient to finance its operations over the next 12 months.
On February 11, 2010, the Company entered into the Credit Agreement with General Electric Capital Corporation (“Agent”) and terminated its previous credit agreement. The Credit Agreement provides for up to $75.0 million of available credit, with a sublimit of up to $15.0 million for the issuance of letters of credit. Available credit under the Credit Agreement is limited to a borrowing base consisting of the sum of:
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

(c)	$2.5 million; minus

(d)	such reserves as the Agent may from time to time establish in its discretion in connection with hedging arrangements; minus

(e)	such reserves as the Agent may from time to time establish in its discretion.
The ability to borrow under our Credit Agreement fluctuates from time to time and is primarily driven by borrowing base limitations. The Credit Agreement borrowing base is impacted by changes in resin prices and the foreign currency exchange rate of the British pound. An increase in resin prices results in higher book values of our inventory that also result in an increase to the borrowing base limit. A weakening U.S. dollar versus the British pound causes an increase in the value of our U.K. inventory when its value is translated into U.S. dollars. Consequently, a weakening U.S. dollar tends to increase our borrowing base and a strengthening U.S. dollar tends to decrease our borrowing base. Because the Credit Agreement’s borrowing base increases and decreases based upon varying levels of accounts receivable and inventory, the ability to borrow under the Credit Agreement tends to increase when the Company’s cash needs are the highest such as when we are building inventories. Also, available credit under the Credit Agreement will fluctuate because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the Agent from time to time and other limitations.
As of March 31, 2010 the Company’s borrowing base under the Credit Agreement was $45.0 million and its available credit was $34.2 million.
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

The Credit Agreement contains certain financial covenants. Capital expenditures may not exceed $25 million in any fiscal year plus the carry over of up to 75% of such amount from the immediately preceding fiscal year if not used in that year. In addition, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter is less than $15.0 million for any period of five consecutive business days, the Company must maintain Consolidated EBITDA, as defined in the Credit Agreement (which the Company refers to as “Adjusted EBITDA”), of not less than $40.0 million, calculated on a trailing four quarters basis as of the last day of the then immediately preceding fiscal quarter.
Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit, based upon its most recent earnings and financial projections, will exceed $15.0 million for all five consecutive business day periods in 2010.
The Company believes that its trailing four fiscal quarters Adjusted EBITDA will fall below $40.0 million for the second and third quarters of 2010 and will marginally exceed $40.0 million for the full year 2010, however the Company will remain in compliance with this covenant because available credit will not fall below $15.0 million for any five consecutive business day periods in 2010. The Company’s projected availability and Adjusted EBITDA may be impacted by unit volume changes, resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors such as those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. In the event that it appeared to the Company that the debt covenants would not be met, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the debt covenants. There can be no assurance that such actions would be successful.
The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Lender may, among other things, accelerate the maturity of the Credit Agreement. The Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the Credit Agreement as of March 31, 2010.
Adjusted EBITDA generally consists of consolidated net income (loss) adjusted to exclude income tax expense, interest expense, loss from extraordinary items, depreciation and amortization expense, certain transaction expenses, certain cash restructuring charges and certain non-cash items. Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to net income as an indicator or operating performance or to cash flow as a measure of liquidity. The Company’s management believes that the inclusion of Adjusted EBITDA in this report is appropriate to provide additional information to investors about the calculation of a financial covenant in the Credit Agreement that we believe is a material term of the Credit Agreement. Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•	non-cash compensation may be a part of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
•	Adjusted EBITDA does not reflect the impact of certain cash charges; and
•	other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Reconciliation of net income to EBITDA

Four Quarters
Ended
(in thousands)	March 31, 2010

Net income	$84,220
Interest expense	33,676
Income taxes	20,638
Depreciation and amortization	45,407

EBITDA	$183,941

Reconciliation of EBITDA to Adjusted EBITDA

Four Quarters
Ended
(in thousands)	March 31, 2010

EBITDA	$183,941
Cash restructuring charges	2,082
Cash reorganization charges	6,106
Gain from discharge of debt	(84,745)
Gain from fresh-start accounting adjustments	(68,109)
Other non-cash charges (i)	1,532

Adjusted EBITDA	$40,807

(i)	Includes foreign currency translation gains/losses and non-cash charges
Upon the adoption of fresh-start accounting, the Company adjusted the Secured Notes to fair value based upon their quoted market price at April 30, 2009. The Company currently expects to record accretion expense of approximately $22.8 million in 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three months ended March 31, 2010, the Company recorded $5.4 million of accretion expense which is included in interest expense in the accompanying condensed consolidated statement of operations.
The Company’s outstanding long-term debt at March 31, 2010 and December 31, 2009, consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005 the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company's U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company's property, plant, and equipment are pledged as collateral for the Secured Notes. The Company does not have sufficient funds to repay the Secured Notes and intends to refinance them prior to their maturity.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at March 31, 2010. If an event of default shall occur and be continuing under the indenture, either the trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes. If there is an event of default under the Credit Agreement that has occurred or is continuing, the trustee may accelerate the maturity of the Secured Notes.
Capital Expenditures
Capital expenditures decreased to $2.8 million in the first quarter of 2010 from $4.3 million in the first quarter of 2009. The decrease was primarily in response to the decline in production volumes. Based on information currently available, the Company estimates 2010 capital spending will be similar to 2009 capital expenditures.

Pension Funding
Under current funding rules, we estimate that the funding requirements under our pension plans for 2010 will be approximately $4.0 million. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the three months ended March 31, 2010, the Company made pension plan contributions of $1.0 million.
Accounting for pension plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality rates, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions.
Commitments and Contingent Liabilities
Information regarding the Company’s contingent liabilities appears in Note 10 — “Commitments and Contingencies” in the notes to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
Critical Accounting Policies and Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. For a discussion of the Company’s critical accounting policies, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K filed on March 24, 2010.
The Company completed an interim impairment assessment as of March 31, 2010 and does not believe that the Company’s goodwill balance was impaired, however, an approximate 6% decline in the estimated fair value of the Company’s reporting unit would have resulted in an impairment charge. In addition, there can be no assurances that the Company will not be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to the Company’s performance. These market events could include a decline over a period of time of the Company’s stock price, a decline over a period of time in valuation multiples of comparable packaging companies, the lack of an increase in the Company’s market price consistent with its peer companies or decreases in control premiums. A decline in the forecasted results in our business plan, such as changes in forecasted on-going profitability or capital investment budgets or changes in our interest rates, could also result in an impairment charge. Recognition of an impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material and could have a negative impact on the Company’s ability to raise capital on attractive terms.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010. The adoption of these new requirements did not have a material impact on the Company’s results of operations or financial condition.

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
A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the captions “Cautionary Statement Regarding Forward Looking Statements” and “Item 1.A Risk Factors” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and have been or may be discussed from time to time in the Company’s other filings with the Securities and Exchange Commission.
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
As of March 31, 2010, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 10 — “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risk and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.
The following risk factor from the Company’s Annual Report on Form 10-K is deleted: “Our stock is not listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.”
The following additional risk factors have been identified:
Legislative changes could reduce demand for our products.
Our business model is dependent on the demand for our customers’ products in multiple channels and locations. Taxes on the sale of our customers’ products could result in decreased demand for our products, which could negatively impact our business, prospects, financial condition and results of operations. In 2009, members of the U.S. Congress raised the possibility of a federal tax on the sale of certain sugar beverages, including non-diet soft drinks, fruit drinks, teas and flavored water, to help pay the cost of healthcare reform. Some state and local governments are considering similar taxes. If enacted, such taxes could result in decreased demand for our products and negatively impact our business, prospects, financial condition and results of operations.
In addition, certain state and local governments have considered laws that would restrict our customers’ ability to distribute their sweetened beverage products in schools and other venues. If enacted, these restrictions could result in decreased demand for our products and negatively impact our business, prospects, financial condition and results of operations.
Recent federal health care legislation could increase our expenses.
We are self-insured with respect to out healthcare coverage and do not purchase third party insurance for the health insurance benefits provided to employees. We are currently assessing the potential impact of federal health care legislation which could adversely affect our financial condition through increased costs. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of healthcare provisions to take effect over the next four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits, and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of these taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. For example, the requirement to provide coverage for children up to the age of twenty-six and the prohibition on limits on essential benefits (whereas we currently cap health-related benefits) could result in increased costs to us. At this time, we cannot quantify the impact, if any, that the legislation may have on us. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our business, prospects, financial condition and results of operations.

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

Constar International Inc.

Dated: May 12, 2010	By:	/s/ J. Mark Borseth J. Mark Borseth
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)