Form 10-Q
period 2010-06-30
CONSTAR INTERNATIONAL INC
filed 2010-08-16
CIK 29806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-01982
Constar International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1889304 (IRS Employer Identification Number)

One Crown Way, Philadelphia, PA (Address of principal executive offices)	19154 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of August 6, 2010, 1,750,000 shares of the registrant’s Common Stock were outstanding.

Page
Number

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 4. Controls and Procedures	53

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 6. Exhibits	57

Signatures	58

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Constar International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	Successor
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,480	$2,469
Accounts receivable, net	48,889	39,054
Inventories, net	44,884	44,058
Prepaid expenses and other current assets	7,161	7,896
Restricted cash	—	7,589

Total current assets	102,414	101,066

Property, plant and equipment, net	136,539	151,526
Goodwill	86,182	118,682
Intangible assets, net	25,543	31,398
Other assets	5,999	3,592

Total assets	$356,677	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$5,523	$5,000
Accounts payable	64,308	59,128
Accrued expenses and other current liabilities	24,986	25,253
Deferred income taxes	1,578	1,222

Total current liabilities	96,395	90,603

Long-term debt	178,939	167,919
Pension and postretirement liabilities	29,015	31,105
Deferred income taxes	9,788	23,531
Other liabilities	14,991	14,503

Total liabilities	329,128	327,661

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at June 30, 2010 and December 31, 2009	18	18
Additional paid-in capital	101,466	101,466
Accumulated other comprehensive loss, net of tax	(3,557)	(1,769)
Accumulated deficit	(70,378)	(21,112)

Total stockholders’ equity	27,549	78,603

Total liabilities and stockholders’ equity	$356,677	$406,264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
	2010	2009	2009
Net customer sales	$157,655	$121,518	$57,142
Net affiliate sales	—	—	676

Net sales	157,655	121,518	57,818
Cost of products sold, excluding depreciation	139,411	104,370	47,703
Depreciation and amortization	8,763	7,064	2,477

Gross profit	9,481	10,084	7,638

Selling and administrative expenses	7,554	3,139	1,832
Goodwill impairment	32,500	—	—
Impairment of intangible assets	5,100	—	—
Research and technology expenses	1,623	1,229	832
Provision for restructuring	272	265	133
Gain on disposal of assets	(108)	(3)	(76)

Total operating expenses	46,941	4,630	2,721

Operating income (loss)	(37,460)	5,454	4,917

Interest expense	(8,697)	(5,788)	(1,255)
Interest expense — related party	—	—	(15)
Reorganization items, net	—	(1,167)	147,723
Other income (expense), net	(1,115)	3,408	1,382

Income (loss) from continuing operations before income taxes	(47,272)	1,907	152,752
(Provision for) benefit from income taxes	7,518	805	(37,825)

Income (loss) from continuing operations	(39,754)	2,712	114,927
Income (loss) from discontinued operations, net of taxes	64	(60)	(19)

Net income (loss)	$(39,690)	$2,652	$114,908

Basic and diluted earnings (loss) per common share:
Continuing operations	$(22.72)	$1.55	$9.23
Discontinued operations	0.04	(0.03)	—

Net earnings (loss) per share	$(22.68)	$1.52	$9.23

Weighted average common shares outstanding:
Basic and diluted	1,750	1,750	12,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
	2010	2009	2009
Net customer sales	$292,177	$121,518	$214,204
Net affiliate sales	—	—	3,256

Net sales	292,177	121,518	217,460
Cost of products sold, excluding depreciation	263,128	104,370	189,816
Depreciation and amortization	18,554	7,064	9,733

Gross profit	10,495	10,084	17,911

Selling and administrative expenses	12,111	3,139	7,005
Goodwill impairment	32,500	—	—
Impairment of intangible assets	5,100	—	—
Research and technology expenses	3,324	1,229	2,698
Provision for restructuring	637	265	648
Gain on disposal of assets	(654)	(3)	(396)

Total operating expenses	53,018	4,630	9,955

Operating income (loss)	(42,523)	5,454	7,956

Interest expense	(17,824)	(5,788)	(5,512)
Interest expense — related party	—	—	(54)
Reorganization items, net	—	(1,167)	144,168
Other income (expense), net	(1,901)	3,408	1,543

Income (loss) from continuing operations before income taxes	(62,248)	1,907	148,101
(Provision for) benefit from income taxes	12,889	805	(37,807)

Income (loss) from continuing operations	(49,359)	2,712	110,294
Income (loss) from discontinued operations, net of taxes	93	(60)	(96)

Net income (loss)	$(49,266)	$2,652	$110,198

Basic and diluted earnings (loss) per common share:
Continuing operations	$(28.21)	$1.55	$8.86
Discontinued operations	0.05	(0.03)	(0.01)

Net earnings (loss) per share	$(28.16)	$1.52	$8.85

Weighted average common shares outstanding:
Basic and diluted	1,750	1,750	12,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
	2010	2009	2009
Cash flows from operating activities:
Net income (loss)	$(49,266)	$2,652	$110,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,944	7,120	10,060
Impairment of goodwill and intangible assets	37,600	—	—
Debt accretion expense	11,020	3,303	—
Bad debt expense (recoveries)	37	(39)	(483)
Stock-based compensation	—	—	591
Gain on disposal of assets and ARO settlements	(654)	(3)	(396)
Deferred income taxes	(12,925)	(923)	37,835
Gain on interest rate swap	(696)	—	—
Fresh start accounting adjustments	—	—	(68,109)
Reorganization items, net	—	(404)	(79,299)
Changes in working capital and other	(6,609)	(704)	7,104

Net cash provided by (used in) operating activities	(2,549)	11,002	17,501

Cash flows from investing activities:
Restricted cash	7,589	(2,485)	(9,327)
Purchases of property, plant and equipment	(5,508)	(2,653)	(5,723)
Proceeds from sale of property, plant, and equipment	623	—	149

Net cash provided by (used in) investing activities	2,704	(5,138)	(14,901)

Cash flows from financing activities:
Costs associated with debt financing	(1,862)	(101)	—
Proceeds from short-term financing	294,993	125,000	212,723
Repayment of short-term financing	(294,152)	(130,000)	(227,723)

Net cash used in financing activities	(1,021)	(5,101)	(15,000)

Effect of exchange rate changes on cash and cash equivalents	(123)	79	(8)

Net increase (decrease) in cash and cash equivalents	(989)	842	(12,408)
Cash and cash equivalents at beginning of period	2,469	1,884	14,292

Cash and cash equivalents at end of period	$1,480	$2,726	$1,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Notes to Condensed Consolidated Financial Statements
(Dollar and share amounts in thousands, unless otherwise noted)
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to provide a fair statement of the financial position, results of operations and cash flows for the periods presented. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Constar International Inc.’s (the “Company” or “Constar”) Annual Report on Form 10-K for the year ended December 31, 2009 (in addition, see the discussion below regarding fresh-start accounting). The Condensed Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code. The Company applied the guidance of ASC 852 for the period from December 30, 2008, to April 30, 2009. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, gains, and losses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items, net” on the accompanying condensed consolidated statements of operations.
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
In accordance with ASC 205-20, “Discontinued Operations”, the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 21 — “Discontinued Operations” for further discussion. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.
At December 31, 2009 restricted cash represented cash collateral related to the Company’s interest rate swap liability. On February 11, 2010, the counterparty to the Company’s interest rate swap agreement novated its rights under the swap agreement to a third party and the cash collateral was returned to the Company.
Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. When outstanding checks are presented for payment subsequent to the balance sheet date, the Company deposits funds (subsequent to the balance sheet date) in the disbursement account from cash either available from other accounts or a combination of cash available from other accounts and from funds from the Company’s available credit facilities (subsequent to the balance sheet date). The amount of book overdrafts included in accounts payable was $11,900 and $10,269 at June 30, 2010 and December 31, 2009, respectively.

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
3. Reorganization Items
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying condensed consolidated statements of operations and consist of the following:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
	2010	2009	2009
Gain from discharge of debt	$—	$—	$84,745
Gain from fresh-start accounting adjustments	—	—	68,109
Contract termination expenses	—	—	(523)
Professional fees associated with bankruptcy proceedings	—	(1,027)	(4,190)
Other, net	—	(140)	(418)

Total reorganization items, net	$—	$(1,167)	$147,723

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
	2010	2009	2009
Gain from discharge of debt	$—	$—	$84,745
Gain from fresh-start accounting adjustments	—	—	68,109
Contract termination expenses	—	—	(523)
Professional fees associated with bankruptcy proceedings	—	(1,027)	(6,905)
Debtor-in-possession and Exit Financing fees	—	—	(100)
Other, net	—	(140)	(1,158)

Total reorganization items, net	$—	$(1,167)	$144,168

The Successor Company made cash payments of $71 and $1,797 for the six months ended June 30, 2010 and the two months ended June 30, 2009, respectively, and the Predecessor Company made cash payments of $3,014 for the four months ended April 30, 2009 related to reorganization items.
4. Accounts Receivable

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Trade accounts receivable	$44,796	$35,427
Less: allowance for doubtful accounts	(190)	(322)

Net trade accounts receivable	44,606	35,105
Value added taxes recoverable	3,763	2,202
Miscellaneous receivables	520	1,747

Accounts receivable, net	$48,889	$39,054

5. Inventories

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Finished goods	$28,727	$28,900
Raw materials and supplies	17,112	16,343

Total	45,839	45,243
Less: reserves for obsolete and slow-moving inventories	(955)	(1,185)

Inventories, net	$44,884	$44,058

6. Property, Plant and Equipment

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Land and improvements	$15,181	$15,812
Buildings and improvements	47,773	50,708
Machinery and equipment	123,552	121,975

	186,506	188,495
Less: accumulated depreciation and amortization	(55,906)	(40,303)

	130,600	148,192
Construction in progress	5,939	3,334

Property, plant and equipment, net	$136,539	$151,526

The Company accelerated the depreciation of machinery and equipment idled during the periods that resulted in charges of $0.1 million and $1.0 million for the three and six months ended June 30, 2010, respectively.
7. Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group.
Based on communications from the Company’s largest U.S. customer, the Company expects this customer to increase its self-manufacturing of conventional containers. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results as preforms generally carry lower variable per unit profitability than bottles. As a result, the Company revised its U.S. cash flow and earnings projections downward. Consequently, the Company performed an interim impairment test of its U.S. long-lived asset group, including its finite-lived intangible assets. The results of the test indicated that no impairment of long-lived assets existed at June 30, 2010, since the sum of the undiscounted cash flows of the asset group significantly exceeded its carrying amount.
8. Goodwill and Intangible Assets
The Company performed an interim goodwill impairment assessment as of June 30, 2010 since the aggregate trading value of its common stock of $13.7 million was significantly less than the carrying value of its stockholders’ equity.
Since the Company adopted fresh-start accounting on May 1, 2009 through the first quarter of 2010, the Company used discounted cash flow analysis and a market multiple method to estimate the fair value of its single reporting unit. For the impairment test performed as of June 30, 2010, the Company added an additional component to the enterprise fair value estimate by including the fair value of the Company based upon quoted market prices. The Company changed its method of valuation in the second quarter of 2010 since the Company’s common stock was listed on the NASDAQ Capital Market on April 9, 2010 and the Company believes that sufficient time has elapsed and trading has occurred for the market in Constar’s stock to have more fully developed as of June 30, 2010. Therefore, the Company believes that quoted market prices have become an appropriate component in the estimated fair value of the Company. A discussion of the discounted cash flow and market multiple valuation methods and the underlying assumptions of these methods are presented below.
1.	Income Approach (discounted cash flow analysis) - the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounts those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the entity, and the discount rate. The Company used the Gordon Growth Model and assumed a 2.75% growth rate to estimate the terminal value of the business. Cash flows were discounted at a rate of 10.6%.

2.	Market Approach (market multiples) - this method begins with the identification of a group of peer companies. Peer companies represent a group of companies in the same or similar industry as the company being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an appropriate valuation multiple. Various operating performance measurements of the company being valued are then benchmarked against the peer group and a discount or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the company being valued to arrive at an estimate of its fair value. An equity value is then derived by subtracting the fair value of interest bearing debt from the total enterprise value. A control premium is then applied to the equity value. The combined value of interest bearing debt plus an equity value including control premium equals the estimated total, or enterprise value, of the business. The Company selected 11 public companies in the packaging industry as its peer group. The Company calculated for the peer group an average multiple of 2010 projected EBITDA and a multiple of projected 2011 EBITDA. The peer group average multiples were then discounted based upon an unfavorable comparison of the Company’s historical growth and profit margins as compared to the peer group. The result was a market multiple of 5.2 for 2010 and a market multiple of 4.7 for 2011. Weightings of 80% and 20% were assigned to the 2010 and 2011 valuation multiples, respectively. The Company used quoted market prices to determine the fair value of its debt at June 30, 2010. No control premium was assumed to determine the Company’s equity value.
The Company reviewed the assumptions and results of the valuation described above and determined that the estimated fair value of its reporting unit at June 30, 2010 was reasonable when compared to the market capitalization of the Company.
The determination of estimated fair value requires the exercise of judgment and is highly sensitive to the Company’s assumptions. The following table provides a summary of the impact that changes in the significant assumptions used would have on the estimated fair value of the Company’s reporting unit at June 30, 2010.

			(In millions)
		Assumed	Decrease in
Valuation Method	Assumption	Change	Fair Value

Discounted cash flow	Projected cash flows	10% decrease	$(11.5)
Discounted cash flow	Terminal year growth rate	100 basis point decrease	$(10.2)
Discounted cash flow	Discount rate	100 basis point increase	$(6.0)

Market approach	Projected cash flows	10% decrease	$(5.6)
Market approach	Market multiple	20% discount to peer average	$(6.2)
Based upon the analysis performed as of June 30, 2010, the Company failed Step 1 of the goodwill impairment test. The change in the fair value of the Company’s single reporting unit that caused the Company to fail Step 1 was predominately attributable to lower actual and projected cash flows. Consequently, the Company performed a hypothetical purchase price allocation to determine the amount of goodwill impairment. The primary adjustments from book values to the fair values used in the hypothetical purchase price allocation were to property, plant and equipment, amortizable intangible assets, long-term debt and pension and postretirement liabilities. The adjustments to measure the assets and liabilities at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the condensed consolidated balance sheet.

The results of the second step of the goodwill impairment test indicated that goodwill was impaired by $32.5 million on a pre-tax basis as of June 30, 2010. If the Company’s fair value continues to decline in the future, the Company may experience additional material impairment charges to the carrying amount of its goodwill. A small negative change in the assumptions used in the valuation, particularly the projected cash flows, the discount rate, the terminal year growth rate, and the market multiple assumptions could significantly affect the results of the impairment analysis. Recognition of impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material.
The following table presents a summary of the activity related to the carrying value of goodwill:

	Successor		April 30, 2009	Predecessor
	Six Months	Two Months	Fresh-start	Four Months
	Ended	Ended	Accounting	Ended
(In thousands)	June 30, 2010	June 30, 2009	Adjustments	April 30, 2009
Beginning balance:
Goodwill	$118,682	$117,313	$381,872	$381,872
Accumulated impairment losses	—	—	(233,059)	(233,059)

	118,682	117,313	148,813	148,813
Fresh-start accounting adjustments, net	—	—	(31,500)	—
Impairment charges	(32,500)	—	—	—
Ending balance:
Goodwill	118,682	117,313	117,313	381,872
Accumulated impairment losses	(32,500)	—	—	(233,059)

	$86,182	$117,313	$117,313	$148,813

As a result of the Company’s expectations regarding its largest U.S. customer’s intention to increase its self-manufacturing of conventional containers, the Company revised its cash flow and earnings projections downward. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results as preforms generally carry lower variable per unit profitability than bottles. Consequently, the Company performed an interim impairment test of its indefinite-lived intangible asset, consisting exclusively of its trade name, as of June 30, 2010. An impairment of the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value.
The Company estimated the fair value of its trade name by performing a discounted cash flow analysis using the relief-from-royalty method. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The relief-from-royalty method is consistent with the method the Company employed in prior periods and the method employed to initially value the trade name upon the adoption of fresh-start accounting on May 1, 2009. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 2.75%, and a discount rate of 13.9%. Based on these evaluations the Company recorded impairment charges related to its trade name intangible asset of $5.1 million as of June 30, 2010. This impairment charge is included within operating expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2010. As discussed above, the primary factor contributing to the impairment charge was a reduction in sales expectations from its previous projection utilized in its impairment test performed at December 31, 2009.

The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Trade name	25,500	25,500
Accumulated impairment losses	(9,100)	(4,000)

Total	$16,400	$21,500

The following table presents a summary of finite-lived intangible assets:

		Successor
		June 30, 2010			December 31, 2009
	Estimated	Gross			Gross
	Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(In thousands)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Technology	4 to 12	$9,700	$(1,410)	$8,290	$9,700	$(805)	$8,895
Leasehold interests	4	1,204	(351)	853	1,204	(201)	1,003

Total		$10,904	$(1,761)	$9,143	$10,904	$(1,006)	$9,898

Amortization expense was $377 and $755 for the three and six months ended June 30, 2010, respectively, and $252 for the two months ended June 30, 2009. Amortization expense is included within cost of goods sold in the accompanying condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for finite-lived intangible assets:

(In thousands)
Six months ended December 31, 2010	$755
2011	1,509
2012	1,509
2013	909
2014	608
After 2014	3,853

$9,143

9. Debt

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Short-term debt:
GE Credit Agreement	$1,855	$—
ING Credit Agreements	3,668	—
Exit Facility	—	5,000

Total short-term debt	$5,523	$5,000

Long-term debt:
Secured Notes	$178,939	$167,919

At June 30, 2010, there were $3.1 million in letters of credit outstanding under the Company’s current credit agreement. At December 31, 2009, there were $4.0 million letters of credit outstanding under the Company’s previous credit agreement (the “the Exit Facility”).

On February 11, 2010, the Company entered into a revolving credit facility with General Electric Capital Corporation (“Agent”) and terminated the Exit Facility. On August 12, 2010 the Company entered into an amended credit agreement with the Agent (as amended, the “GE Credit Agreement”) to effect changes to certain terms, covenants, applicable interest rate margins and the sublimit for letters of credit. See note 23 — “Subsequent Events” for further details. The following discussion is not a complete description of the GE Credit Agreement or its recent amendment. The amendment is filed as an exhibit to this Form 10-Q and the original agreement was filed with a Form 8-K on February 17, 2010.
The GE Credit Agreement provides for up to $75.0 million of available credit, with a sublimit of up to $20.0 million for the issuance of letters of credit. Available credit under the GE Credit Agreement is limited to a borrowing base consisting of the sum of:
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

(c)	$5.0 million; minus

(d)	such reserves as the Agent may from time to time establish in its discretion in connection with hedging arrangements; minus

(e)	such reserves as the Agent may from time to time establish in its discretion.
As of June 30, 2010 the Company’s borrowing base under the GE Credit Agreement was $54.0 million and its available credit was $44.1 million. The Company’s projected available credit may be impacted by, among other things, unit volume changes, resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors such as those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Overview”. In the event that it appeared to the Company that the debt covenants would not be met, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the debt covenants. There can be no assurance that such actions would be successful.
The GE Credit Agreement’s scheduled expiration date is February 11, 2013. However, the GE Credit Agreement may terminate earlier if the Company’s $220 million of Senior Secured Floating Rate Notes (the “Secured Notes”) are not refinanced at least 90 days prior to their scheduled due date of February 15, 2012, or in the case of an event of default.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the GE Credit Agreement. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating base rate of not less than 3.5% plus a margin ranging from 2.75% to 3.25% per year, or (ii) a fluctuating LIBOR base rate of not less than 2.5% plus a margin ranging from 3.75% to 4.25% per year. The interest rate at June 30, 2010 was 6.5%. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
The Company, its U.S. subsidiaries and its U.K. subsidiary jointly and severally guarantee the obligations under the GE Credit Agreement. Collateral securing the obligations under the GE Credit Agreement consists of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.
The GE Credit Agreement contains certain financial covenants that include limitations on yearly capital expenditures, available credit and a minimum Fixed Charge Coverage Ratio, as defined in the GE Credit agreement. The GE Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Agent may, among other things, accelerate the maturity of the GE Credit Agreement. The GE Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the GE Credit Agreement as of June 30, 2010.

Prior to the amendment of the GE Credit Agreement, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter was less than $15.0 million for any period of five consecutive business days during any fiscal quarter, the Company was required to maintain consolidated EBITDA, as defined in the GE Credit Agreement, of not less than $40.0 million, calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal quarter. The amendment changed the minimum available credit less outstanding loans and letters of credit requirement to $12.5 million for any period of five consecutive business days during any fiscal month or $7.5 million at any time. The minimum consolidated EBITDA for the trailing twelve months was replaced by a minimum Fixed Charge Coverage Ratio of 1.0:1.0.
Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit, based upon its most recent earnings and financial projections will exceed $12.5 million for all five consecutive business day periods in 2010 and not fall bellow $7.5 million at any time. Additionally, the Company’s projections indicate that it would be in compliance with the minimum Fixed Charge Coverage Ratio during this period.
On April 29, 2010, Constar International Holland (Plastics) B.V. (“Constar Holland”), which is an indirect subsidiary of the Company organized under the laws of the Netherlands, entered into a receivables financing agreement and an inventory financing agreement (the “ING Credit Agreements”) with ING Commercial Finance B.V., a company organized under the laws of the Netherlands (“Lender”).
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
The actual amount of financing available under the ING Credit Agreements will fluctuate from time to time because it depends on inventory and accounts receivable values that can fluctuate and is subject to limitations and exclusions that the Lender may impose in its discretion and other limitations. Although the amount of financing under the ING Credit Agreements will fluctuate as described above, the Company currently anticipates that generally at least $5 million will be available, which is the maximum amount that the Company currently anticipates that it would borrow because additional borrowings would require ING to accede to a subordination agreement in favor of the Agent of the GE Credit Agreement.
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
The Company’s outstanding long-term debt at June 30, 2010 and December 31, 2009, consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005, the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes.
Upon the adoption of fresh-start accounting, the Company adjusted the carrying value of its Secured Notes to fair value of $154.3 million based upon their quoted market price at April 30, 2009; however, the total amount due at maturity remains $220.0 million. The Company currently expects to record accretion expense of approximately $11.7 million for the remainder of 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three months and six months ended June 30, 2010, the Company recorded accretion expense of $5.6 million and $11.0 million, respectively. For the two months ended June 30, 2009 the Company recorded accretion expense of $3.3 million. Accretion expense is included in interest expense in the accompanying condensed consolidated statement of operations.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at June 30, 2010. If an event of default shall occur and be continuing under the indenture, including without limitation as a result of the acceleration of indebtedness under the GE Credit Agreement upon an event of default, either the trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes.
As previously disclosed, the Company does not anticipate generating sufficient funds to repay the Secured Notes. The Company has retained a financial advisor to assist in exploring all alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company. Any such transaction could cause substantial dilution to, or the cancellation of, the Company’s common stock. There can be no assurance that any particular alternative will be available.
10. Restructuring
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

In connection with the restructuring actions described above, the Company expects to incur total charges of approximately $13.4 million of which $13.2 million has been incurred to date. The total charges include (i) an estimated $4.2 million related to costs to exit facilities, (ii) $1.5 million related to employee severance and other termination benefits, and (iii) approximately $7.7 million of accelerated depreciation and other non-cash charges.
In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company did not incur any restructuring expenditures during the six months ended June 30, 2010 related to the Salt Lake City shut-down.
The following table presents a summary of the restructuring reserve activity:

	2007 Plan	2008 Plans
	Severance	Contract
	and	and Lease
	Termination	Termination	Other
(In thousands)	Benefits	Costs	Costs	Total

Balance, January 1, 2010 (Successor)	$14	$46	$329	$389
Charges to income	—	319	318	637
Payments	—	(365)	(564)	(929)
Adjustments	—	—	—	—

Balance, June 30, 2010 (Successor)	$14	$—	$83	$97

11. Commitments and Contingencies
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
The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserve established by the Company for estimated costs associated with completing the required remediation activities was $0.2 million as of June 30, 2010 and December 31, 2009. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no accruals for other environmental matters.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the time periods over which site remediation occurs. It is possible that some of these matters, the outcomes of which are subject to various uncertainties, may be decided in a manner unfavorable to Constar. However, management does not believe that any unfavorable decision with respect to these identified sites will have a material adverse effect on the Company’s financial position, cash flows or results of operations.
For the six months ended June 30, 2010, the Company recorded revenue of $0.9 million as a result of the settlement of a dispute with a former customer.
12. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) consisted of the following:

	Successor						Predecessor
	Three Months Ended			Two Months Ended			One Month Ended
	June 30, 2010			June 30, 2009			April 30, 2009
		Tax			Tax			Tax
	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)			$(39,690)			$2,652			$114,908
Other comprehensive income (loss):
Pension curtailment	(14)	—	(14)	—	—	—	—	—	—
Pension remeasurement	2	—	2	—	—	—	—	—	—
Pension and postretirement amortization	(14)	17	3	—	—	—	462	—	462
Cash-flow hedge	(215)	83	(132)	735	(257)	478	743	—	743
Foreign currency translation adjustments	(1,715)	—	(1,715)	(489)	—	(489)	(474)	—	(474)

Total other comprehensive income (loss)	(1,956)	100	(1,856)	246	(257)	(11)	731	—	731

Comprehensive income (loss)			$(41,546)			$2,641			$115,639

	Successor						Predecessor
	Six Months Ended			Two Months Ended			Four Months Ended
	June 30, 2010			June 30, 2009			April 30, 2009
		Tax			Tax			Tax
	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)			$(49,266)			$2,652			$110,198
Other comprehensive income (loss):
Pension curtailment	613	—	613	—	—	—	—	—	—
Pension remeasurement	(126)	—	(126)	—	—	—	—	—	—
Pension and postretirement amortization	(30)	12	(18)	—	—	—	1,919	—	1,919
Cash-flow hedge	(699)	269	(430)	735	(257)	478	951	—	951
Foreign currency translation adjustments	(1,827)	—	(1,827)	(489)	—	(489)	(1,134)	—	(1,134)

Total other comprehensive income (loss)	(2,069)	281	(1,788)	246	(257)	(11)	1,736	—	1,736

Comprehensive income (loss)			$(51,054)			$2,641			$111,934

Accumulated other comprehensive loss consisted of the following:

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Pension and post-retirement liabilities, net of tax	$(1,991)	$(2,460)
Cash-flow hedge, net of tax	232	662
Foreign currency translation adjustments	(1,798)	29

Accumulated other comprehensive loss	$(3,557)	$(1,769)

13. Stock-Based Compensation
There have been no awards issued for the six months ended June 30, 2010. The Predecessor Company maintained stock-based incentive compensation plans for its employees and stock-based compensation plans for directors. All outstanding equity awards of the Predecessor were cancelled upon the Company’s emergence from bankruptcy.
The following table summarizes total stock-based compensation expense included in the Predecessor’s consolidated statements of operations:

	Predecessor
	Four Months Ended	One Month Ended
(In thousands)	April 30, 2009	April 30, 2009
Restricted stock	$597	$464
Restricted stock units	(6)	(2)

	$591	$462

14. Earnings (Loss) Per Common Share
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
The Predecessor Company’s potentially dilutive securities consisted of potential common shares related to restricted stock awards. Diluted EPS includes the impact of potentially dilutive securities except in periods in which there is a loss from continuing operations because the inclusion of the potential common shares would be anti-dilutive. There were no potentially dilutive securities issued or outstanding for any period presented.
15. Pension and Other Postretirement Benefits
Pension Benefits
The components of net periodic pension expense were as follows:

	Successor						Predecessor
	Three Months Ended			Two Months Ended			One Month Ended
	June 30, 2010			June 30, 2009			April 30, 2009
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$160	$6	$166	$89	$94	$183	$52	$31	$83
Interest cost	1,303	169	1,472	901	113	1,014	437	31	468
Expected return on plan assets	(1,362)	(178)	(1,540)	(757)	(104)	(861)	(376)	(30)	(406)
Amortization of net loss	1	—	1	—	—	—	396	23	419
Amortization of prior service cost	—	—	—	—	—	—	5	(2)	3

Total pension expense	$102	$(3)	$99	$233	$103	$336	$514	$53	$567

	Successor						Predecessor
	Six Months Ended			Two Months Ended			Four Months Ended
	June 30, 2010			June 30, 2009			April 30, 2009
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$319	$207	$526	$89	$94	$183	$207	$168	$375
Interest cost	2,606	358	2,964	901	113	1,014	1,752	171	1,923
Expected return on plan assets	(2,722)	(363)	(3,085)	(757)	(104)	(861)	(1,504)	(168)	(1,672)
Amortization of net loss	1	—	1	—	—	—	1,585	106	1,691
Amortization of prior service cost	—	—	—	—	—	—	18	(12)	6

Total pension expense	$204	$202	$406	$233	$103	$336	$2,058	$265	$2,323

During the six months ended June 30, 2010, due to a freeze in plan benefits the Company recorded a curtailment adjustment to its U.K. pension plan liability. The curtailment resulted in a decrease in the benefit obligation and an increase in accumulated other comprehensive income of $0.6 million.
The Company estimates that its expected total contributions to its pension plans for 2010 will be approximately $4.0 million of which $1.7 million was paid during the six months ended June 30, 2010.
Other Postretirement Benefits
The components of other postretirement benefits expense were as follows:

	Successor		Predecessor
	Three Months Ended	Two Months Ended	One Month Ended
(In thousands)	June 30, 2010	June 30, 2009	April 30, 2009
Interest cost	$63	$58	$27
Amortization of net (gain) loss	(15)	—	65
Amortization of prior service cost	—	—	(25)

Total other postretirement benefits expense	$48	$58	$67

	Successor		Predecessor
	Six Months Ended	Two Months Ended	Four Months Ended
(In thousands)	June 30, 2010	June 30, 2009	April 30, 2009
Interest cost	$127	$58	$109
Amortization of net (gain) loss	(31)	—	261
Amortization of prior service cost	—	—	(102)

Total other postretirement benefits expense	$96	$58	$268

16. Income Taxes
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
Income tax expense (benefit) was $(7.5) million for the three months ended June 30, 2010 and $37.0 million for the three months ended June 30, 2009 ($37.8 million for the one month ended April 30, 2009 and $(0.8) million for the two months ended June 30, 2009). Income tax expense (benefit) was $(12.9) million for the six months ended June 30, 2010 and $37.0 million for the six months ended June 30, 2009 ($37.8 million for the four months ended April 30, 2009 and $(0.8) million for the two months ended June 30, 2009). The Company has a net deferred tax liability at June 30, 2010 of $11.4 million principally in relation to the excess of the basis of its assets pursuant to fresh-start accounting over their historic tax bases.

The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.2 million. The Company intends to defend against this matter vigorously. The Company has commenced proceedings to wind up its Italian subsidiary.
Total unrecognized income tax benefits as of June 30, 2010 and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
17. Derivative Financial Instruments
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

The fair value of derivative contracts is summarized in the following table:

	Successor
	Derivative Liabilities
(In thousands)	Balance	Fair Value
Derivatives designated as	Sheet	June 30,	December 31,
hedging instruments	Location	2010	2009

Interest rate swap	Other liabilities	$6,488	$6,485
The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

Successor
Three Months Ended June 30, 2010
	Amount of	Amount of Pre-tax
	Gain or (Loss)	Gain or (Loss)	Amount of Pre-tax
	Recognized in OCI	Reclassified from	Gain or (Loss)
(In thousands)	on Derivative,	Accumulated	Recognized in Income
Derivatives in cash flow	Net of Tax	OCI into Income	on Derivative
hedging relationships	(Effective Portion)	(Effective Portion) (a)	(Ineffective Portion) (a)

Interest rate swaps	$—	$(1,126)	$672

	Amount of Gain or (Loss)		Amount of Pre-tax Gain or (Loss)
	Recognized in OCI on Derivative,		Reclassified from Accumulated OCI
	Net of Tax (Effective Portion)		into Income (Effective Portion) (a)
	Successor	Predecessor	Successor	Predecessor
(In thousands)	Two Months	One Month	Two Months	One Month
Derivatives in cash flow	Ended	Ended	Ended	Ended
hedging relationships	June 30, 2009	April 30, 2009	June 30, 2009	April 30, 2009
Interest rate swap	$478	$743	$602	$274

Successor
Six Months Ended June 30, 2010
	Amount of	Amount of Pre-tax
	Gain or (Loss)	Gain or (Loss)	Amount of Pre-tax
	Recognized in OCI	Reclassified from	Gain or (Loss)
(In thousands)	on Derivative,	Accumulated	Recognized in Income
Derivatives in cash flow	Net of Tax	OCI into Income	on Derivative
hedging relationships	(Effective Portion)	(Effective Portion) (a)	(Ineffective Portion) (a)

Interest rate swaps	$(265)	$(2,236)	$427

	Amount of Gain or (Loss)		Amount of Pre-tax Gain or (Loss)
	Recognized in OCI on Derivative,		Reclassified from Accumulated OCI
	Net of Tax (Effective Portion)		into Income (Effective Portion) (a)
	Successor	Predecessor	Successor	Predecessor
(In thousands)	Two Months	Four Months	Two Months	Four Months
Derivatives in cash flow	Ended	Ended	Ended	Ended
hedging relationships	June 30, 2009	April 30, 2009	June 30, 2009	April 30, 2009
Interest rate swap	$478	$951	$602	$974

(a)	Amounts are included in interest expense on the condensed consolidated statements of operations.
The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $4,154.
18. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

Successor
June 30, 2010
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$6,488	$—	$6,488

Successor
December 31, 2009
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$6,485	$—	$6,485

The fair value measurement of the Company’s interest rate swap is a model-derived valuation as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions, such as LIBOR yield curves. The Company does not believe that changes in the fair value of its interest rate swap will materially differ from the amounts that could be realized upon settlement or maturity.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt is based on quoted market prices. The following table presents the estimated fair value of the Company’s long-term debt:

	Successor
	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Senior Notes	(178,939)	(183,425)	(167,919)	(182,050)
The following table presents assets that were measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2010 by the type of inputs applicable to the fair value measurements.

	Successor
	June 30, 2010
		Significant Other	Significant
	Quoted	Observable	Unobservable	Total
	Prices	Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Goodwill	$—	$—	$86,182	$86,182
Trade name	—	—	16,400	16,400

	$—	$—	$102,582	$102,582

As a result of the Company’s interim impairment tests, the Company recorded impairment charges of $32.5 million and $5.1 million related to its goodwill and trade name, respectively during the three months ended June 30, 2010. See Note 8 for a description of the significant assumptions regarding fair value estimates for the Company’s goodwill and trade name. The Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.
19. Other Income (Expense)
Other income (expense) consisted of the following:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
Foreign exchange gains (losses)	$(1,219)	$3,346	$1,206
Royalty income	142	109	365
Royalty expense	(55)	(55)	(154)
Interest income	13	8	(10)
Other income (expense)	4	—	(25)

Other income (expense), net	$(1,115)	$3,408	$1,382

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
Foreign exchange gains (losses)	$(2,056)	$3,346	$1,321
Royalty income	255	109	418
Royalty expense	(124)	(55)	(185)
Interest income	27	8	12
Other income (expense)	(3)	—	(23)

Other income (expense), net	$(1,901)	$3,408	$1,543

20. Supplemental Sales Information

The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.
Net sales by country were as follows:

	Successor		Predecessor
	Three months	Two months	One month
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
United States	$116,923	$95,253	$46,783
United Kingdom	31,660	23,279	9,886
Holland	9,072	2,986	1,149

Net sales	$157,655	$121,518	$57,818

	Successor		Predecessor
	Six months	Two months	Four months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
United States	$221,504	$95,253	$180,086
United Kingdom	55,847	23,279	33,733
Holland	14,826	2,986	3,641

Net sales	$292,177	$121,518	$217,460

21. Discontinued Operations
In 2006, the Company closed its Italian operation due to the loss of its principal customer. Accordingly, the assets and related liabilities of the entity have been classified as assets and liabilities of discontinued operations and the results of operations of the entity have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. The Company has commenced proceedings to wind up this entity.

The following summarizes the assets and liabilities of discontinued operations:

	Successor
	June 30,	December 31,
(In thousands)	2010	2009
Assets of Discontinued Operations:
Prepaid expenses and other current assets	$287	$337

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$60	$44

Total current liabilities of discontinued operations	60	44
Other liabilities	752	881

Total liabilities of discontinued operations	$812	$925

Assets of discontinued operations are included in “prepaid expenses and other current assets”. Total current liabilities of discontinued operations are included in “accrued expenses and other current liabilities” and other liabilities of discontinued operations are included in “other liabilities” on the accompanying condensed consolidated balance sheets.
The following summarizes the results of operations for discontinued operations:

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
Net sales	$—	$—	$—

Income (loss) from discontinued operations before income taxes	64	(59)	(19)
Provision for income taxes	—	(1)	—

Income (loss) from discontinued operations	$64	$(60)	$(19)

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	June 30,	April 30,
(In thousands)	2010	2009	2009
Net sales	$—	$—	$—

Income (loss) from discontinued operations before income taxes	93	(59)	(17)
Provision for income taxes	—	(1)	(79)

Income (loss) from discontinued operations	$93	$(60)	$(96)

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

Condensed Consolidating Balance Sheet
June 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-	Reclassifications/	Total
	Parent	Guarantors	Guarantors	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$887	$593	$—	$1,480
Intercompany receivables	—	237,632	10,250	(247,882)	—
Accounts receivable, net	—	43,684	5,205	—	48,889
Inventories, net	—	40,921	3,963	—	44,884
Prepaid expenses and other current assets	—	6,393	768	—	7,161
Deferred taxes	356	—	—	(356)	—

Total current assets	356	329,517	20,779	(248,238)	102,414

Property, plant and equipment, net	—	127,798	8,741	—	136,539
Goodwill and intangible assets	—	111,725	—	—	111,725
Investment in subsidiaries	367,345	17,752	—	(385,097)	—
Deferred income taxes	66,229	—	—	(66,229)	—
Other assets	—	5,740	259	—	5,999

Total assets	$433,930	$592,532	$29,779	$(699,564)	$356,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$—	$1,855	$3,668	$—	$5,523
Accounts payable and accrued liabilities	1,497	82,668	5,129	—	89,294
Intercompany payable	219,457	27,732	693	(247,882)	—
Deferred income taxes	—	1,934	—	(356)	1,578

Total current liabilities	220,954	114,189	9,490	(248,238)	96,395

Long-term debt	178,939		—	—	178,939
Pension and postretirement liabilities	—	28,251	764	—	29,015
Deferred income taxes	—	74,996	1,021	(66,229)	9,788
Other liabilities	6,488	7,751	752	—	14,991

Total liabilities	406,381	225,187	12,027	(314,467)	329,128

Commitments and contingencies

Stockholders’ equity (deficit)	27,549	367,345	17,752	(385,097)	27,549

Total liabilities and stockholders’ equity (deficit)	$433,930	$592,532	$29,779	$(699,564)	$356,677

Condensed Consolidating Balance Sheet
December 31, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantor	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,022	$447	$—	$2,469
Intercompany receivables	—	216,779	10,821	(227,600)	—
Accounts receivable, net	—	36,785	2,269	—	39,054
Inventories, net	—	40,284	3,774	—	44,058
Prepaid expenses and other current assets	12	7,218	666	—	7,896
Restricted cash	—	7,589	—	—	7,589
Deferred income taxes	2,098	—	—	(2,098)	—

Total current assets	2,110	310,677	17,977	(229,698)	101,066

Property, plant and equipment, net	—	141,521	10,005	—	151,526
Goodwill and intangible assets	—	150,080	—	—	150,080
Investment in subsidiaries	405,700	20,910	—	(426,610)	—
Deferred income taxes	58,772	—	—	(58,772)	—
Other assets	552	2,728	312	—	3,592

Total assets	$467,134	$625,916	$28,294	$(715,080)	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$5,000	$—	$—	$—	$5,000
Accounts payable and accrued liabilities	1,681	79,325	3,375	—	84,381
Intercompany payable	207,446	19,325	829	(227,600)	—
Deferred income taxes	—	3,320	—	(2,098)	1,222

Total current liabilities	214,127	101,970	4,204	(229,698)	90,603

Long-term debt	167,919	—	—	—	167,919
Pension and postretirement liabilities	—	30,053	1,052	—	31,105
Deferred income taxes	—	81,056	1,247	(58,772)	23,531
Other liabilities	6,485	7,137	881	—	14,503

Total liabilities	388,531	220,216	7,384	(288,470)	327,661

Commitments and contingencies

Stockholders’ equity (deficit)	78,603	405,700	20,910	(426,610)	78,603

Total liabilities and stockholders’ equity (deficit)	$467,134	$625,916	$28,294	$(715,080)	$406,264

Condensed Consolidating Statement of Operations
For the three months ended June 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$148,548	$9,107	$—	$157,655
Cost of products sold, excluding depreciation	—	130,872	8,539	—	139,411
Depreciation and amortization	—	8,541	222	—	8,763

Gross profit	—	9,135	346	—	9,481

Selling and administrative expenses	—	7,368	186	—	7,554
Goodwill impairment	—	32,500	—	—	32,500
Impairment of intangible assets	—	5,100	—	—	5,100
Research and technology expenses	—	1,623	—	—	1,623
Provision for restructuring	—	272	—	—	272
Gain on disposal of assets	—	(108)	—	—	(108)

Total operating expenses	—	46,755	186	—	46,941

Operating income (loss)	—	(37,620)	160	—	(37,460)
Interest expense	(9,205)	411	97	—	(8,697)
Other income (expense), net	—	(1,021)	(94)	—	(1,115)

Income (loss) from continuing operations before income taxes	(9,205)	(38,230)	163	—	(47,272)
(Provision for) benefit from income taxes	3,189	4,378	(49)	—	7,518

Income (loss) from continuing operations	(6,016)	(33,852)	114	—	(39,754)
Equity earnings	(33,674)	176	—	33,498	—
Income from discontinued operations, net of taxes	—	—	64	—	64

Net income (loss)	$(39,690)	$(33,676)	$178	$33,498	$(39,690)

Condensed Consolidating Statement of Income
For the two months ended June 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$118,532	$2,986	$—	$121,518
Cost of products sold, excluding depreciation	—	102,103	2,267	—	104,370
Depreciation and amortization	—	6,980	84	—	7,064

Gross profit	—	9,449	635	—	10,084

Selling and administrative expenses	—	3,001	138	—	3,139
Research and technology expenses	—	1,229	—	—	1,229
Provision for restructuring		265	—	—	265
Gain on disposal of assets	—	(3)	—	—	(3)

Total operating expenses	—	4,492	138	—	4,630

Operating income	—	4,957	497	—	5,454
Interest expense	(5,788)	(106)	106	—	(5,788)
Reorganization items, net	(1,157)	(10)	—	—	(1,167)
Other income (expense), net	—	3,357	51	—	3,408

Income (loss) from continuing operations before income taxes	(6,945)	8,198	654	—	1,907
(Provision for) benefit from income taxes	—	1,030	(225)	—	805

Income (loss) from continuing operations	(6,945)	9,228	429	—	2,712
Equity earnings	9,597	369		(9,966)	—
Loss from discontinued operations, net of taxes	—	—	(60)	—	(60)

Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652

Condensed Consolidating Statement of Income
For the one month ended April 30, 2009
(In thousands)
(Unaudited)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$56,668	$1,150	$—	$57,818
Cost of products sold, excluding depreciation	—	46,765	938	—	47,703
Depreciation and amortization	—	2,448	29	—	2,477

Gross profit	—	7,455	183	—	7,638

Selling and administrative expenses	—	1,784	48	—	1,832
Research and technology expenses	—	832	—	—	832
Provision for restructuring	—	133	—	—	133
Gain on disposal of assets	—	(76)	—	—	(76)

Total operating expenses	—	2,673	48	—	2,721

Operating income	—	4,782	135	—	4,917
Interest expense	(1,747)	424	53	—	(1,270)
Reorganization items, net	81,408	61,679	4,636	—	147,723
Other income (expense), net	—	1,382	—	—	1,382

Income from continuing operations before income taxes	79,661	68,267	4,824	—	152,752
Provision for income taxes	—	(36,951)	(874)	—	(37,825)

Income from continuing operations	79,661	31,316	3,950	—	114,927
Equity earnings	35,247	3,931	—	(39,178)	—
Loss from discontinued operations, net of taxes	—	—	(19)	—	(19)

Net income (loss)	$114,908	$35,247	$3,931	$(39,178)	$114,908

Condensed Consolidating Statement of Operations
For the six months ended June 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$277,316	$14,861	$—	$292,177
Cost of products sold, excluding depreciation	—	248,910	14,218	—	263,128
Depreciation and amortization	—	18,161	393	—	18,554

Gross profit	—	10,245	250	—	10,495

Selling and administrative expenses	—	11,746	365	—	12,111
Goodwill impairment	—	32,500	—	—	32,500
Impairment of intangible assets	—	5,100	—	—	5,100
Research and technology expenses	—	3,324	—	—	3,324
Provision for restructuring	—	637	—	—	637
Gain on disposal of assets	—	(654)	—	—	(654)

Total operating expenses	—	52,653	365	—	53,018

Operating loss	—	(42,408)	(115)	—	(42,523)
Interest expense	(16,626)	(1,454)	256	—	(17,824)
Other income (expense), net	—	(1,685)	(216)	—	(1,901)

Loss from continuing operations before income taxes	(16,626)	(45,547)	(75)	—	(62,248)
Benefit from income taxes	5,715	7,156	18	—	12,889

Loss from continuing operations	(10,911)	(38,391)	(57)	—	(49,359)
Equity earnings	(38,355)	36	—	38,319	—
Income from discontinued operations, net of taxes	—	—	93	—	93

Net income (loss)	$(49,266)	$(38,355)	$36	$38,319	$(49,266)

Condensed Consolidating Statement of Income
For the two months ended June 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$118,532	$2,986	$—	$121,518
Cost of products sold, excluding depreciation	—	102,103	2,267	—	104,370
Depreciation and amortization	—	6,980	84	—	7,064

Gross profit	—	9,449	635	—	10,084

Selling and administrative expenses	—	3,001	138	—	3,139
Research and technology expenses	—	1,229	—	—	1,229
Provision for restructuring	—	265	—	—	265
Gain on disposal of assets	—	(3)	—	—	(3)

Total operating expenses	—	4,492	138	—	4,630

Operating income	—	4,957	497	—	5,454
Interest expense	(5,788)	(106)	106	—	(5,788)
Reorganization items, net	(1,157)	(10)	—	—	(1,167)
Other income (expense), net	—	3,357	51	—	3,408

Income (loss) from continuing operations before income taxes	(6,945)	8,198	654	—	1,907
(Provision for) benefit from income taxes	—	1,030	(225)	—	805

Income (loss) from continuing operations	(6,945)	9,228	429	—	2,712
Equity earnings	9,597	369		(9,966)	—
Loss from discontinued operations, net of taxes	—	—	(60)	—	(60)

Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652

Condensed Consolidating Statement of Income
For the four months ended April 30, 2009
(In thousands)
(Unaudited)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$213,819	$3,641	$—	$217,460
Cost of products sold, excluding depreciation	—	185,975	3,841	—	189,816
Depreciation and amortization	—	9,507	226	—	9,733

Gross profit	—	18,337	(426)	—	17,911

Selling and administrative expenses	—	6,802	203	—	7,005
Research and technology expenses	—	2,698	—	—	2,698
Provision for restructuring	—	648	—	—	648
Gain on disposal of assets	—	(396)	—	—	(396)

Total operating expenses	—	9,752	203	—	9,955

Operating income (loss)	—	8,585	(629)	—	7,956
Interest expense	(5,566)	(204)	204	—	(5,566)
Reorganization items, net	77,853	61,679	4,636	—	144,168
Other income (expense), net	—	1,546	(3)	—	1,543

Income from continuing operations before income taxes	72,287	71,606	4,208	—	148,101
Provision for income taxes	—	(36,944)	(863)	—	(37,807)

Income from continuing operations	72,287	34,662	3,345	—	110,294
Equity earnings	37,911	3,249	—	(41,160)	—
Loss from discontinued operations, net of taxes	—	—	(96)	—	(96)

Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(49,266)	$(38,355)	$36	$38,319	$(49,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	18,504	440	—	18,944
Impairment of goodwill and intangible assets	—	37,600	—		37,600
Debt accretion	11,020	—	—	—	11,020
Gain on disposal of assets	—	(654)	—	—	(654)
Equity earnings	38,355	(36)	—	(38,319)	—
Changes in operating assets and liabilities	(12,121)	(6,262)	(1,810)	—	(20,193)

Net cash provided by (used in) operating activities	(12,012)	10,797	(1,334)	—	(2,549)

Cash flows from investing activities:
Restricted cash	—	7,589	—	—	7,589
Purchases of property, plant and equipment	—	(4,779)	(729)	—	(5,508)
Proceeds from the sale of property, plant and equipment	—	623	—	—	623

Net cash provided by (used in) investing activities	—	3,433	(729)	—	2,704

Cash flows from financing activities:
Costs associated with exit facility	—	(1,862)	—	—	(1,862)
Proceeds from short-term financing	—	284,654	10,339	—	294,993
Repayment of short-term financing	—	(287,799)	(6,353)	—	(294,152)
Net change in intercompany loans	12,012	(10,318)	(1,694)	—	—

Net cash provided by (used in) financing activities	12,012	(15,325)	2,292	—	(1,021)

Effect of exchange rate changes on cash and cash equivalents	—	(40)	(83)	—	(123)

Net increase (decrease) in cash and cash equivalents	—	(1,135)	146	—	(989)
Cash and cash equivalents at beginning of period	—	2,022	447	—	2,469

Cash and cash equivalents at end of period	$—	$887	$593	$—	$1,480

Condensed Consolidating Statement of Cash Flows
For the two months ended June 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$2,652	$9,597	$369	$(9,966)	$2,652
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,558	6,743	122	—	10,423
Gain on disposal of assets	—	(3)	—	—	(3)
Reorganization items	(404)	—	—	—	(404)
Equity earnings	(9,597)	(369)	—	9,966	—
Changes in operating assets and liabilities	(1,791)	1,383	(1,258)	—	(1,666)

Net cash provided by (used in) operating activities	(5,582)	17,351	(767)	—	11,002

Cash flows from investing activities:
Restricted cash	—	(2,485)	—	—	(2,485)
Purchases of property, plant and equipment	—	(2,277)	(376)	—	(2,653)

Net cash used in investing activities	—	(4,762)	(376)	—	(5,138)

Cash flows from financing activities:
Costs associated with Exit Facility	(101)	—	—	—	(101)
Proceeds from short-term financing	125,000	—	—	—	125,000
Repayment of short-term financing	(130,000)	—	—	—	(130,000)
Net change in intercompany loans	10,683	(11,785)	1,102	—	—

Net cash provided by (used in) financing activities	5,582	(11,785)	1,102	—	(5,101)

Effect of exchange rate changes on cash and cash equivalents	—	52	27	—	79

Net increase (decrease) in cash and cash equivalents	—	856	(14)	—	842
Cash and cash equivalents at beginning of period	—	1,317	567	—	1,884

Cash and cash equivalents at end of period	$—	$2,173	$553	$—	$2,726

Condensed Consolidating Statement of Cash Flows
For the four months ended April 30, 2009
(In thousands)
(Unaudited)

	Predecessor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$110,198	$37,911	$3,249	$(41,160)	$110,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	317	9,514	229	—	10,060
Stock-based compensation	—	591	—	—	591
Gain on disposal of assets	—	(396)	—	—	(396)
Reorganization items	(79,299)	—	—	—	(79,299)
Fresh-start accounting adjustments	2,654	(66,127)	(4,636)	—	(68,109)
Equity earnings	(37,911)	(3,249)	—	41,160	—
Changes in operating assets and liabilities	(46)	42,547	1,955	—	44,456

Net cash provided by (used in) operating activities	(4,087)	20,791	797	—	17,501

Cash flows from investing activities:
Restricted cash	—	(9,327)	—	—	(9,327)
Purchases of property, plant and equipment	—	(5,557)	(166)	—	(5,723)
Proceeds from the sale of property, plant and equipment	—	149	—	—	149

Net cash used in investing activities	—	(14,735)	(166)	—	(14,901)

Cash flows from financing activities:
Proceeds from short-term financing	212,723	—	—	—	212,723
Repayment of short-term financing	(227,723)	—	—	—	(227,723)
Net change in intercompany loans	19,087	(18,680)	(407)	—	—

Net cash provided by (used in) financing activities	4,087	(18,680)	(407)	—	(15,000)

Effect of exchange rate changes on cash and cash equivalents	—	8	(16)	—	(8)

Net increase (decrease) in cash and cash equivalents	—	(12,616)	208	—	(12,408)
Cash and cash equivalents at beginning of period	—	13,933	359	—	14,292

Cash and cash equivalents at end of period	$—	$1,317	$567	$—	$1,884

23. Subsequent Events
On August 12, 2010 the Company entered into an amended credit agreement with the Agent (as amended, the “GE Credit Agreement”) that included changes to certain terms, covenants, applicable interest rate margins and the sublimit for letters of credit. The following discussion is not a complete description of the GE Credit Agreement or its recent amendment. The amendment is filed as an exhibit to this Form 10-Q and the original agreement was filed with a Form 8-K on February 17, 2010. Prior to this amendment of the GE Credit Agreement, if the amount of available credit less all outstanding loans and letters of credit during any fiscal quarter was less than $15.0 million for any period of five consecutive business days during any fiscal quarter, the Company was required to maintain consolidated EBITDA, as defined in the GE Credit Agreement, of not less than $40.0 million, calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal quarter. The amendment changed the minimum available credit less outstanding loans and letters of credit requirement to $12.5 million for any period of five consecutive business days during any fiscal month or $7.5 million at any time. The minimum consolidated EBITDA for the trailing twelve months was replaced by a minimum Fixed Charge Coverage Ratio of 1.0:1.0. The minimum Fixed Charge Coverage Ratio is defined as consolidated EBITDA (which is an adjusted measure of earnings defined in the GE Credit Agreement) divided by the sum of interest expense (excluding non-cash accretion of interest on the Secured Notes), cash capital expenditures net of cash proceeds from the disposition of capital assets, scheduled payments of principal, income taxes paid in cash, and cash dividends and other equity distributions. Additionally, the letter of credit sublimit was increased to $20 million, and a reduction to the borrowing base was increased from $2.5 million to $5.0 million. The EBITDA annual cash restructuring expense add-back was increased from $1.5 million to $3.0 million for the fiscal years ended December 31, 2010 and 2011 and the 1% prepayment premium was reset for a one-year period from the amendment’s effective date.
The applicable interest rate margin charged on amounts outstanding under the GE Credit Agreement was based upon usage of available credit and after the amendment will be based upon the minimum Fixed Charge Coverage Ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a manufacturer of PET plastic containers, preforms, and plastic closures used for the packaging of beverages, food and other consumer end-use applications. Containers, preforms, and closures represented 68%, 16%, and 16%, respectively, of net sales in the first six months of 2010. The Company has operations in the United States, United Kingdom and Holland. Approximately 76% of the Company’s revenues in the first six months of 2010 were generated in the United States, with the remainder attributable to its European operations. During the first six months of 2010, Pepsi accounted for approximately 32% of the Company’s net sales and the top ten customers accounted for an aggregate of approximately 73% of the Company’s net sales.
There are two primary market categories within the PET market, conventional and custom. Conventional PET containers are primarily used for packaging carbonated soft drinks (“CSD”) and bottled water. The conventional market is the largest market category for PET packaging. Conventional products represented approximately 67% of the Company’s net sales in the first six months of 2010. Over the last few years, demand for the Company’s conventional PET products has decreased significantly due to a shift to self-manufacturing. Other factors that have contributed to an overall decline in demand for CSD packaging in the United States include consumers shifting their preferences to alternative beverages such as teas, juices and energy drinks, and the negative impact that prevailing economic conditions have had on the convenience store and gas station distribution channels. The Company expects the trend of self-manufacturing of CSD packages to continue. The Company expects a transition over time at locations where independent producers’ transportation costs are high, and where large volume, low complexity and available space to install blow-molding equipment exists. The Company believes that in most cases, customers will continue to purchase water and CSD preforms from independent producers to support their in-house blow-molding operations. Preforms generally carry lower per unit profitability than bottles. The Company plans to continue its efforts to offset the potential financial impact on the Company of customers blowing their own bottles through cost reductions, plant consolidations, growth, and retaining the replacement preform volume at acceptable margins.
The Company’s strategy to partially offset losses of conventional volumes is to increase its presence in the custom category of the market. The Company’s hot-fill capabilities, oxygen barrier technology and innovative bottle designs such as our X-4™ and vertical compensation technology (“VCT™”) add value that generally results in higher margins than conventional products. Execution of the Company’s strategy, timing of customers self-manufacturing initiatives, vendor financial requirements, general economic conditions or changes in consumer behavior among other factors may impact the Company’s ability to grow. If the Company cannot offset decreases to conventional business at acceptable volume levels, the Company may have to close plants and undertake other cost containment activities. To the extent these activities are not sufficient, the Company’s projected earnings and liquidity may be adversely impacted and may hinder the Company’s ability to restructure the Secured Notes.
For custom products that require oxygen barrier technology, the Company believes its oxygen scavenging technology, DiamondClear™, is the best performing oxygen barrier technology in the market today. The Company believes that there are growth opportunities for its DiamondClear™ technology where it replaces less effective oxygen barrier technology and in the conversion of oxygen sensitive products packaged in glass and other packaging materials. Approximately 27% of the Company’s net sales in the first six months of 2010 related to custom PET containers with approximately 28% of these net sales containing the Company’s DiamondClear™ or earlier generation Oxbar™ oxygen scavenging technologies.
In negotiations with certain customers for the continuation and the extension of supply agreements, the Company has historically agreed to price concessions. In 2010, the impact of contractual price reductions in the U.S., assuming 2009 constant volume, is expected to be between $8-10 million. There can be no assurance that this amount will not change as contracts are renegotiated in 2010. The Company will attempt to offset the impact of these price reductions through custom unit growth and cost savings.

The Company believes that it could continue to face several sources of pricing pressure. One source is customer consolidation. When customers aggregate their purchasing power by combining their operations with other customers or purchasing through buying cooperatives, the profitability of the Company’s business tends to decline. Another source of pricing pressure may come as a result of excess capacity in the industry driven by self-manufacturing. In addition, certain contracts permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match.
As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 15-40% of our customer contracts may be scheduled to expire. The Company’s contract with Pepsi, its largest customer, expires on December 31, 2012. Customers often put expiring contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business. Currently, approximately 17% of the Company’s U.S. estimated 2010 volume is not under contract.
The primary raw material and component cost of the Company’s products is PET resin, which is a commodity available globally. The price the Company pays for PET resin is subject to frequent fluctuations resulting from changes in the cost of raw materials used to make PET resin, which are affected by prices of oil and its derivatives in the United States and overseas markets, normal supply and demand influences, and seasonal demand. Substantially all of the Company’s sales are made pursuant to mechanisms that allow for the pass-through of changes in the price of PET resin to its customers. The timing of these adjustments to selling prices typically lags 30-90 days behind a change in the price of resin. The Company believes that the impact of this lag is immaterial over time. In addition to PET resin, the Company has the ability to pass through changes in transportation and energy costs on the majority of its volume.
As a result of the Company’s ability to pass through certain costs to its customers, the Company may experience a change in net sales without a corresponding change in gross profit. Therefore, period to period comparisons of gross profit as a percentage of net sales may not be a meaningful indicator of actual performance. For example, assuming gross profit is a constant, when pass through related costs increase, the Company’s net sales will increase as a result of the costs passed through to customers, and gross profit as a percentage of net sales will decline. The opposite is true during periods of decreasing costs; the Company’s net sales will be lower causing gross profit as a percentage of net sales to increase. As a result, the Company believes that absolute gross profit trends are better indicators of the Company’s performance.
Based on communications from the Company’s largest U.S. customer, the Company expects this customer to increase its self-manufacturing of conventional containers. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results as preforms generally carry lower variable per unit profitability than bottles. The Company is evaluating the actions that it will take in response to this expected volume loss, including its growth plans, potential cost reductions, plant closures and replacement preform volume.
As a result of lower fair value estimates, during the second quarter of 2010 the Company recorded total impairment charges of $37.6 million of which $32.5 million and $5.1 million related to its goodwill and trade name, respectively. The change in the estimated fair values that caused the goodwill and trade name impairments were predominately attributable to lower actual cash flows and lower projected cash flows and sales primarily due to the estimated impact of its largest U.S. customer’s intention to increase its self-manufacturing of conventional containers.

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
For discussions on the results of operations, the Company has combined the results of operations for the one month ended April 30, 2009 with the results of operations for the two months ended June 30, 2009 and the results of operations for the four months ended April 30, 2009 with the results of operations for the two months ended June 30, 2009. The combined periods have been compared to the results of operations for the three and six months ended June 30, 2010. The Company believes that these combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.
The Company has classified the results of operations of its Italian operation beginning in 2006 as a discontinued operation in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 21 — “Discontinued Operations” for further details. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations
Net Sales
Three Months Ended June 30, 2010 and 2009

	Three months ended			%
	June 30,		Increase	Increase
(Dollars in millions)	2010	2009	(Decrease)	(Decrease)
United States	$117.0	$142.0	$(25.0)	(17.6)%
Europe	40.7	37.3	3.4	9.1%

Total	$157.7	$179.3	$(21.6)	(12.0)%

The decrease in United States net sales in the second quarter of 2010 as compared to the same period in 2009 was driven primarily by lower volumes and a change in product mix of $28.5 million and lower pricing of $2.3 million, offset in part by the pass through of higher resin costs to customers of $5.7 million. Total U.S. PET unit volume decreased 17.0% in the second quarter of 2010 as compared to the same period in 2009. This decrease reflects a conventional unit volume decline of 14.5% and a custom unit volume decline of 22.9%. The decline in conventional volume is primarily due to reduced volume under the Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom unit volume is due to the loss of a customer contract for custom preforms. Excluding this loss, custom unit volume was flat as compared to the same period last year.
The increase in European net sales in the second quarter of 2010 as compared to the same period in 2009 was primarily due to a change in product mix of $3.2 million and the pass through of higher resin costs to customers of $2.5 million partially offset by a weakening of the British Pound and Euro against the U.S. Dollar of $2.0 million. European PET volume increased 7.1% while closure volume decreased 9.6% in the second quarter of 2010 as compared to the same period in 2009.

Gross Profit

	Three months ended
	June 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
United States	$7.5	$14.5	$(7.0)
Europe	2.0	3.2	(1.2)

Total	$9.5	$17.7	$(8.2)

Percent of net sales	6.0%	9.9%

In the United States, the decline in gross profit in the second quarter of 2010 as compared to the same period in 2009 is primarily due to the impact of higher manufacturing costs of $4.9 million, lower sales of $2.5 million, reduced pricing of $2.3 million, and a one-time benefit of $1.4 million recorded in 2009 to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur, offset in part by cost reductions from the Company’s restructuring programs of $1.9 million. In addition, gross profit in 2009 was negatively impacted by a $1.6 million adjustment to inventory as a result of the adoption of fresh-start accounting. Approximately 20% of the increase in manufacturing costs was due to a customer audit that occurred during the quarter. The audit has been resolved at the affected locations. The expenses the Company incurred in the second quarter of 2010 may not be indicative of future expenditures. The remainder of the manufacturing cost increase was primarily due to the impact of lower volumes on overhead absorption.
The gross profit decrease in Europe was driven primarily by higher manufacturing costs of approximately $5.8 million offset in part by increased resin pricing that was passed through to customers of approximately $4.8 million.
Selling and Administrative Expenses
Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities.
Selling and administrative expenses increased 52.0% to $7.6 million in the second quarter of 2010 from $5.0 million in the same period in 2009 driven primarily by accrued severance payments of $2.4 million and increased professional fees of $0.4 million. Accrued severance payments primarily relate to payments due under an employment agreement with the Company’s former chief executive officer.
Goodwill and Intangible Asset Impairments
In the second quarter of 2010, the Company recorded impairment charges of $32.5 million and $5.1 million related to its goodwill and trade name intangible asset, respectively. See Note 8 - “Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information.
Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $1.6 million in the second quarter of 2010 and $2.1 million in the second quarter of 2009. This decrease was primarily driven by lower payroll expenses.

Provision for Restructuring
Restructuring charges were $0.3 million in the second quarter of 2010 compared to $0.4 million in the second quarter of 2009. The restructuring charges recorded in 2010 primarily relate to the restructuring actions taken due to the impact of the Pepsi supply agreement, including the closure of three U.S. manufacturing facilities and a reduction of operations in three other manufacturing facilities, and the 2008 shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. See Note 10 — “Restructuring” in the notes to the accompanying condensed consolidated financial statements for additional information.
Interest Expense
Interest expense increased $1.6 million to $8.7 million in the second quarter of 2010 from $7.1 million in the second quarter of 2009 due to $2.3 million of non-cash accretion of the fair market value of the Company’s Secured Notes to their face value at maturity and an increase in amortization of deferred financing fees of $0.1 million, offset in part by changes in the fair value of the interest rate swap that represent hedge ineffectiveness of $0.7 million, lower interest rates which reduced interest expense by $0.2 million, and reclassification adjustments related to the Company’s previous interest rate swap of $0.1 million.
Reorganization Items, net
During the second quarter of 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company recorded a gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting adjustments. See Note 3 — “Reorganization Items” in the notes to the accompanying condensed consolidated financial statements for additional information.
Other Income (Expense), net
Other income (expense), net primarily includes gains and losses on foreign currency transactions, royalty income and expense, and interest income.
Other expense, net was $1.1 million in the second quarter of 2010 compared to other income, net of $4.8 million in the second quarter of 2009. The increase in other expense primarily resulted from a $5.8 million negative foreign currency impact.
Provision for Income Taxes
Income tax expense (benefit) was $(7.5) million for the three months ended June 30, 2010 and $37.0 million for the three months ended June 30, 2009 ($37.8 million for the one month ended April 30, 2009 and $(0.8) million for the two months ended June 30, 2009). The loss from continuing operations before taxes was $47.3 million in the second quarter of 2010 as compared to income from continuing operations before taxes of $154.7 million in the second quarter of 2009. The Company’s effective tax rate for the full year 2010 is expected to be approximately 21%.
The Company is in discussions with the Italian tax authorities regarding the tax returns filed by the Company’s Italian subsidiary for fiscal years 2002-2004. The Company estimates its maximum exposure, including interest and penalties, at approximately $3.2 million. The Company intends to defend against this matter vigorously. The Company has commenced proceedings to wind up its Italian subsidiary.
Total unrecognized income tax benefits as of June 30, 2010, and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Six Months Ended June 30, 2010 and 2009
Net Sales

	Six months ended			%
	June 30,		Increase	Increase
(Dollars in millions)	2010	2009	(Decrease)	(Decrease)
United States	$221.5	$275.3	$(53.8)	(19.5)%
Europe	70.7	63.7	7.0	11.0%

Total	$292.2	$339.0	$(46.8)	(13.8)%

The decrease in U.S. net sales for the six months ended June 30, 2010 as compared to the same period in 2009 was driven primarily by lower volumes and a change in product mix of $58.4 million and lower pricing of $3.9 million, offset in part by the pass through of higher resin costs to customers of $8.5 million. Total U.S. PET unit volume decreased 19.0% for the six months ended June 30, 2010 as compared to the same period in 2009. This decrease reflects a conventional unit volume decline of 17.4% and a custom unit volume decline of 23.0%. The decline in conventional volume is primarily due to reduced volume under the new Pepsi cold-fill agreement that went into effect on January 1, 2009. The decline in custom unit volume is due to the loss of a customer contract for custom preforms. Excluding this loss, custom unit volume was flat as compared to the same period last year.
The increase in European net sales for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to a change in product mix of $4.5 million and the pass through of higher resin costs to customers of $4.1 million offset in part by lower volumes of $1.0 million and a weakening of the British Pound and Euro against the U.S. Dollar of $0.6 million. European PET volume increased 4.0% and closure volume decreased 7.9% for the six months ended June 30, 2010 as compared to the same period in 2009.
Gross Profit

	Six months ended
	June 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
United States	$7.7	$24.7	$(17.0)
Europe	2.8	3.3	(0.5)

Total	$10.5	$28.0	$(17.5)

Percent of net sales	3.6%	8.3%

The decline in U.S. gross profit for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the impact of lower sales of $9.1 million, higher manufacturing costs of $6.5 million reduced pricing of $3.9 million, an increase in depreciation expense of $2.2 million, and a one-time benefit of $1.4 million recorded in 2009 to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur, offset in part by cost reductions from the Company’s restructuring programs of $3.3 million and a settlement of a dispute with a former customer of $0.9 million. In addition, gross profit in 2009 was negatively impacted by a $1.6 million adjustment to inventory as a result of the adoption of fresh-start accounting. Approximately 16% of the increase in manufacturing costs was due to a customer audit that occurred during the first six months of 2010. The audit has been resolved at the affected locations. The expenses the Company incurred during the first six months of 2010 may not be indicative of future expenditures. The increase in depreciation was primarily due to the revaluation of the Company’s assets as a result of its adoption of fresh-start accounting as well as accelerated depreciation on idled machinery and equipment resulting in a non-recurring charge of $1.0 million. The remainder of the manufacturing cost increase was primarily due to the impact of lower volumes on overhead absorption.

The gross profit decrease in Europe was driven primarily by higher manufacturing costs of approximately $6.2 million, offset in part by increased resin pricing that was passed through to customers of approximately $5.7 million.
Selling and Administrative Expenses
Selling and administrative expenses increased 19.8% to $12.1 million for the six months ended June 30, 2010 from $10.1 million for the same period in 2009 driven primarily by accrued severance payments of $2.4 million, increased professional fees of $0.4 million and a decrease in bad debt recoveries of $0.6 million, offset in part by reduced payroll expenses of $1.2 million. Accrued severance payments primarily relate to payments due under an employment agreement with the Company’s former chief executive officer.
Goodwill and Intangible Asset Impairments
For the six months ended June 30, 2010, the Company recorded impairment charges of $32.5 million and $5.1 million related to its goodwill and trade name intangible asset, respectively. See Note 8 — “Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information.
Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $3.3 million for the six months ended June 30, 2010 and $3.9 million for the same period in 2009.
Provision for Restructuring
Restructuring charges were $0.6 million for the six months ended June 30, 2010 compared to $0.9 million for the same period in 2009. The restructuring charges recorded for the six months ended June 30, 2010 primarily relate to the restructuring actions taken due to the impact of the Pepsi supply agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. See Note 10 — “Restructuring” in the notes to the accompanying condensed consolidated financial statements for additional information.
Interest Expense
Interest expense increased $6.4 million to $17.8 million for the six months ended June 30, 2010 from $11.4 million for the for the same period in 2009 due to $7.7 million of non-cash accretion of the fair market value of the Company’s Secured Notes to their face value at maturity, offset in part by lower interest rates which reduced interest expense by $0.6 million, changes in the fair value of the interest rate swap that represent hedge ineffectiveness of $0.4 million and reclassification adjustments related to the Company’s previous interest rate swap of $0.3 million.
Reorganization Items, net
During the six months ended June 30, 2009, the Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company recorded the gain on the conversion of the Senior Subordinated Notes to common stock and the net impact of fresh-start accounting. See Note 3 — “Reorganization Items” in the notes to the accompanying condensed consolidated financial statements for additional information.

Other Expense (Income), net
Other expense, net was $1.9 million for the six months ended June 30, 2010 compared to other income, net of $4.9 million for the same period in 2009. The expense for the six months ended June 30, 2010 primarily resulted from a $6.7 million negative foreign currency impact.
Provision for Income Taxes
Income tax expense (benefit) was $(12.9) million for the six months ended June 30, 2010 and $37.0 million for the six months ended June 30, 2009 ($37.8 million for the four months ended April 30, 2009 and $(0.8) million for the two months ended June 30, 2009). Loss from continuing operations before taxes was $62.2 million for the six months ended June 30, 2010 as compared to income of $150.0 million for the six months ended June 30, 2009.
Total unrecognized income tax benefits as of June 30, 2010 and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of June 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company has commenced proceedings to wind up its Italian subsidiary. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
Liquidity and Capital Resources

	Six months ended
	June 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
Net cash provided by (used in) operating activities	$(2.5)	$28.5	$(31.0)

Net cash provided by (used in) investing activities	$2.7	$(20.0)	$(22.7)

Net cash used in financing activities	$(1.0)	$(20.1)	$(19.1)

The primary factors that impact cash generated from operations are the seasonality of the Company’s sales, profit margins, and changes in working capital. Working capital is impacted by the normal timing of purchases to meet customer demand and the timing of payments to vendors in accordance with negotiated terms that may vary from year to year and during the year. The Company primarily uses cash generated from operations and borrowings under its credit facilities to meet its short-term liquidity needs. Net cash used in operations for the six months ended June 30, 2010 decreased compared to the same period in 2009 principally due to a higher net loss and changes in working capital of $13.0 million. The changes in working capital were primarily due to payments of accounts payable being delayed in 2009 due to the Company’s bankruptcy proceedings which had an impact of $18.4 million on working capital, and a $6.2 million impact on working capital of reduced inventories in 2010 as compared to 2009.
The decrease in net cash used in investing activities for the six months ended June 30, 2010 was driven by the return of cash collateral for the interest rate swap to the Company of $7.6 million as compared to a payment of cash collateral of $11.8 million for the six months ended June 30, 2009, a decrease in capital expenditures of $2.9 million and an increase in proceeds from the sale of property, plant, and equipment of $0.5 million.

Net cash used in financing activities for the six months ended June 30, 2010 decreased $19.1 million as the Company had net short-term borrowings of $0.8 million as compared to net short-term debt repayments of $20.0 million for the six months ended June 30, 2009. In addition, the Company paid $1.9 million in 2010 for costs related to obtaining its new GE Credit Agreement.
Liquidity, defined as cash and borrowing availability under the Company’s credit facilities, will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the Company’s cash generated from operating activities, the change in the value of the U.S. dollar as compared to the British pound, reserves and revaluations imposed by the administrative agent and other factors. The Company’s cash requirements are typically greater during the first six to nine months of the year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based upon the terms and conditions of the Company’s debt obligations and the Company’s most recent projections, the Company believes that cash generated from operations and amounts available under its credit facilities will be sufficient to finance its operations over the next 12 months.
On February 11, 2010, the Company entered into a revolving credit facility with General Electric Capital Corporation (“Agent”) and terminated its previous credit agreement. On August 12, 2010 the Company entered into an amended credit agreement with the Agent (as amended, the “GE Credit Agreement”) as summarized in the table below, that included changes to certain terms, covenants, applicable interest rate, margins and the sublimit for letters of credit. The following discussion is not a complete description of the GE Credit Agreement or its recent amendment. The amendment is filed as an exhibit to this Form 10-Q and the agreement was filed with a Form 8-K on February 17, 2010.

Term	Original GE Credit Agreement			Amendment
Minimum available credit less outstanding loans and letters of credit	$15.0 million for any period of five consecutive business days during any fiscal quarter			$12.5 million for any period of five consecutive business days during any fiscal month or $7.5 million at any time

Minimum consolidated EBITDA for trailing twelve months	$40.0 million, if minimum available credit less outstanding loans and letters of credit are not maintained			N/A

Minimum Fixed Charge Coverage Ratio for trailing twelve months	N/A			1.0:1.0, if minimum available credit less outstanding loans and letters of credit are not maintained

Letters of Credit sublimit	$15.0 million			$20.0 million

EBITDA annual cash expense add-backs	$1.5 million annually for cash restructuring expense			$3.0 million annually for cash restructuring expense for fiscal years ended December 31, 2010 and 2011, $1.5 million for fiscal year ended December 31, 2012

Availability Block	$2.5 million			$5.0 million

Interest rate — either		LIBOR	Base	Fixed Charge	LIBOR	Base
LIBOR or a Base Rate plus a spread	Usage	Spread	Spread	Coverage	Spread	Spread
	<$30M	3.75%	2.75%	>1.2:1.0	3.75%	2.75%
	$30-$50M	4.00%	3.00%	1.0 — 1.2:1.0	4.00%	3.00%
	>$50M	4.25%	3.25%	<1.0:1.0	4.25%	3.25%
The GE Credit Agreement provides for up to $75.0 million of available credit. Available credit under the GE Credit Agreement is limited to a borrowing base calculated as a sum of eligible accounts receivable plus eligible inventory value less certain reserves and adjustments.

The Company amended the GE Credit Agreement to enhance liquidity and enhance its ability to restructure the Secured Notes. The minimum Fixed Charge Coverage Ratio is defined as consolidated EBITDA (which is an adjusted measure of earnings defined in the GE Credit Agreement) divided by the sum of interest expense (excluding non-cash accretion of interest on the Secured Notes), cash capital expenditures net of cash proceeds from the disposition of capital assets, scheduled payments of principal, income taxes paid in cash, and cash dividends and other equity distributions. The 1% prepayment premium in the GE Credit Agreement was reset for a one-year period from the amendment’s effective date.
The ability to borrow under our GE Credit Agreement fluctuates from time to time and is primarily driven by borrowing base limitations. The GE Credit Agreement borrowing base is impacted by changes in resin prices and the foreign currency exchange rate of the British pound. An increase in resin prices results in higher book values of our inventory that also result in an increase to the borrowing base limit. A weakening U.S. dollar versus the British pound causes an increase in the value of our U.K. inventory when its value is translated into U.S. dollars. Consequently, a weakening U.S. dollar tends to increase our borrowing base while a strengthening U.S. dollar has the opposite effect. Because the GE Credit Agreement’s borrowing base increases and decreases based upon varying levels of accounts receivable and inventory, the ability to borrow under the GE Credit Agreement tends to increase when the Company’s cash needs are the highest such as when we are building inventories. Also, available credit under the GE Credit Agreement will fluctuate because it depends on inventory and accounts receivable values that fluctuate and is subject to discretionary reserves and revaluation adjustments that may be imposed by the Agent from time to time and other limitations.
As of June 30, 2010 the Company’s borrowing base under the GE Credit Agreement was $54.0 million and its available credit was $44.1 million.
The GE Credit Agreement’s scheduled expiration date is February 11, 2013. However, the GE Credit Agreement may terminate earlier if the Company’s Secured Notes are not refinanced at least 90 days prior to their scheduled maturity date of February 15, 2012, or in the case of an event of default.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the GE Credit Agreement. Loans will bear interest at the rates in the above table. The interest rate at June 30, 2010 was 6.5%. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
The Company, its U.S. subsidiaries and its UK subsidiary jointly and severally guarantee the obligations under the GE Credit Agreement. Collateral securing the obligations under the GE Credit Agreement consists of all of the stock of the Company’s domestic and United Kingdom subsidiaries, 65% of the stock of the Company’s other foreign subsidiaries, and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic and United Kingdom subsidiaries.
The GE Credit Agreement contains certain financial covenants that include limitations on yearly capital expenditures, available credit and a minimum Fixed Charge Coverage Ratio. The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Agent may, among other things, accelerate the maturity of the GE Credit Agreement. The GE Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the GE Credit Agreement as of June 30, 2010.
Based upon its current projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit, based upon its most recent earnings and financial projections will exceed $12.5 million for all five consecutive business day periods in 2010 and not fall bellow $7.5 million at any time. Additionally, the Company’s projections indicate that it would be in compliance with the minimum Fixed Charge Coverage Ratio during this period.
The Company’s projected available credit may be impacted by, among other things, unit volume changes, resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors such as those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. In the event that it appeared to the Company that the debt covenants would not be met, the Company would plan to delay or eliminate certain capital expenditures, reduce its inventory, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the debt covenants. There can be no assurance that such actions would be successful or that such actions would not have a material adverse effect on the Company’s business, results of operations or liquidity.

On April 29, 2010, Constar International Holland (Plastics) B.V. (“Constar Holland”), which is an indirect subsidiary of the Company organized under the laws of the Netherlands, entered into a receivables financing agreement and an inventory financing agreement (the “ING Credit Agreements”) with ING Commercial Finance B.V., a company organized under the laws of the Netherlands (“Lender”).
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
The actual amount of financing available under the ING Credit Agreements will fluctuate from time to time because it depends on inventory and accounts receivable values that can fluctuate and is subject to limitations and exclusions that the Lender may impose in its discretion and other limitations. Although the amount of financing under the ING Credit Agreements will fluctuate as described above, the Company currently anticipates that generally at least $5 million will be available, which is the maximum amount that the Company currently anticipates that it would borrow because additional borrowings would require ING to accede to a subordination agreement in favor of the Agent of the GE Credit Agreement.
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

The Company’s outstanding long-term debt at June 30, 2010 and December 31, 2009, consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005 the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes.
Upon the adoption of fresh-start accounting, the Company adjusted the carrying value of its Secured Notes to fair value of $154.3 million based upon their quoted market price at April 30, 2009; however, the total amount due at maturity remains $220.0 million. The Company currently expects to record accretion expense of approximately $11.7 million for the remainder of 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three months and six months ended June 30, 2010, the Company recorded accretion expense of $5.6 million and $11.0 million, respectively. For the two months ended June 30, 2009 the Company recorded accretion expense of $3.3 million. Accretion expense is included in interest expense in the accompanying condensed consolidated statement of operations.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at June 30, 2010. If an event of default shall occur and be continuing under the indenture, including without limitation as a result of the acceleration of indebtedness under the GE Credit Agreement upon an event of default, either the trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes.
As previously disclosed, the Company does not anticipate generating sufficient funds to repay the Secured Notes. The Company has retained a financial advisor to assist in exploring all alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company. Any such transaction could cause substantial dilution to, or the cancellation of, the Company’s common stock. There can be no assurance that any particular alternative will be available.
Capital Expenditures
Capital expenditures decreased to $5.5 million for the six months ended June 30, 2010 as compared to capital expenditures of $8.4 million for the same period in 2009. The decrease was driven by lower production volumes in 2010 and non-recurring expenditures made in 2009 related to the Company’s restructuring plans. Based on information currently available, the Company estimates 2010 capital spending will be lower than 2009 capital expenditures.
Pension Funding
Under current funding rules, we estimate that the funding requirements under our pension plans for 2010 will be approximately $4.0 million. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the six months ended June 30, 2010, the Company made pension plan contributions of $1.7 million.
Accounting for pension plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality rates, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions.

Commitments and Contingent Liabilities
Information regarding the Company’s contingent liabilities appears in Note 11 — “Commitments and Contingencies” in the notes to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
For purposes of recognition and measurement of an impairment loss, long-lived assets such as property, plant and equipment, are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Based upon these criteria, the Company has identified three asset groups with one each in the U.S., U.K., and Holland. In the case where the carrying amount of an asset or asset group is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The key variables that the Company must estimate include assumptions regarding future sales volume, prices and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since it is a forecast of future events. If such assets are considered impaired, they are written down to fair value as appropriate.
As a result of the Company’s expectations regarding its largest U.S. customer’s intention to increase its self-manufacturing of conventional containers (as discussed above), the Company revised its U.S. cash flow and earnings projections downward. Consequently, the Company performed an interim impairment test of its U.S. long-lived asset group, including its finite lived intangible assets. The results of the test indicated that no impairment of long-lived assets existed at June 30, 2010, since the sum of the undiscounted cash flows of the asset group significantly exceeded its carrying amount. Therefore, the Company did not measure the asset groups’ fair value to determine whether an impairment loss should be recognized. In the event a fair value analysis would be required, the Company would rely on appraisals and discounted cash flow analyses in order to estimate the fair value of assets. Significant assumptions for discounted cash flow purposes are the life of the assets, the discount rate and cash flow projections.

Goodwill Impairment
The Company performed an interim goodwill impairment assessment as of June 30, 2010 since the aggregate trading value of its common stock of $13.7 million was significantly less than the carrying value of its stockholders’ equity.
Since the Company adopted fresh-start accounting on April 30, 2009 through the first quarter of 2010 the Company used discounted cash flow analysis and a market multiple method to estimate the fair value of its single reporting unit. For the impairment test performed as of June 30, 2010, the Company added an additional component to the enterprise fair value estimate by including the fair value of the Company based upon quoted market prices. The Company changed its method of valuation in the second quarter of 2010 since the Company’s common stock was listed on the NASDAQ Capital Market on April 9, 2010 and the Company believes that sufficient time has elapsed and trading has occurred for the market in Constar’s stock to have more fully developed as of June 30, 2010. Therefore the Company believes that quoted market prices have become an appropriate component in the estimated fair value of the Company. The Company assigned a lower weight to the fair value based upon quoted market prices since trading volumes are low and inconsistent, with the remainder divided equally between the discounted cash flow analysis and a market multiple method. For a discussion of the discounted cash flow and market multiple valuation methods and the underlying assumptions of these methods see Note 8 — “Goodwill and Intangible Assets” in the notes to the accompanying Condensed Consolidated Financial Statements.
Based upon the analysis performed as of June 30, 2010, the Company failed Step 1 of the goodwill impairment test. The change in the fair value of the Company’s single reporting unit that caused the Company to fail Step 1 was predominately attributable to lower actual and projected cash flows. Consequently, the Company performed a hypothetical purchase price allocation to determine the amount of goodwill impairment. The significant fair value adjustments in the hypothetical purchase price allocation were to property, plant and equipment, amortizable intangible assets, long-term debt, and pension and postretirement liabilities. The adjustments to measure the assets and liabilities at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the condensed consolidated balance sheet. The assumptions and methodologies for valuing our assets and liabilities have been applied consistently during the reporting periods included in this report.
The results of the second step of the goodwill impairment test indicated that goodwill was impaired by $32.5 million on a pre-tax basis as of June 30, 2010. If the Company’s fair value continues to decline in the future, the Company may experience additional material impairment charges to the carrying amount of its goodwill. Recognition of impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material.
Impairment of Indefinite-Lived Intangible Assets
As a result of the Company’s expectations regarding its largest U.S. customer’s intention to increase its self-manufacturing of conventional containers (as discussed above), the Company revised its U.S. cash flow and earnings projections downward. Consequently, the Company performed an interim impairment test of its indefinite-lived intangible asset, consisting exclusively of its trade name, as of June 30, 2010. An impairment of the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value. The Company estimated the fair value of its trade name by performing a discounted cash flow analysis using the relief-from-royalty method. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flows of the projected license payments. The relief-from-royalty method is consistent with the method the Company employed in prior periods and the method employed to initially value the trade name upon the adoption of fresh-start accounting on April 30, 2009. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 2.75%, and a discount rate of 13.9%. Based on this evaluation the Company recorded an impairment charge related to its trade name intangible asset of $5.1 million as of June 30, 2010. This impairment charge is included within operating expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2010. The primary factor contributing to the impairment charge was a reduction in sales expectations from the Company’s previous projection utilized in its impairment test performed at December 31, 2009.

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
As of June 30, 2010, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 11 — “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
The following risk factors have been updated or added:
A restructuring of our Secured Notes may result in substantial dilution to, or the cancellation of, our currently outstanding common stock.
As previously disclosed, we do not anticipate generating sufficient funds to repay the Secured Notes. We have retained a financial advisor to assist in exploring all of our alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company. Any such transaction could cause substantial dilution to, or the cancellation of, the Company’s common stock. There can be no assurance that any particular alternative will be available.
We have incurred, and may in the future incur, significant impairment charges, which result in lower reported net income (or higher net losses) and a reduction to stockholders’ equity.
Under accounting principles generally accepted in the United States, we are required to evaluate our long-lived assets and goodwill for impairment whenever a triggering event occurs that indicates the carrying value may not be recoverable. Goodwill is also required to be tested at least annually and we have selected October 1 as our annual testing date.
At June 30, 2010 we wrote off $32.5 million of goodwill and $5.1 million related to our trade name intangible asset. Following the write off, at June 30, 2010 we had $162.1 million of long-lived assets and $86.2 million of goodwill. We may in the future record additional significant impairment charges to earnings in the period in which any impairment of our long-lived assets or goodwill is determined. Such charges have resulted, and could in the future result, in significantly lower reported net income (or higher net losses) and a reduction to stockholders’ equity.

We must comply with financial and other covenants in our GE Credit Agreement and other debt agreements.
The GE Credit Agreement contains a financial covenant that requires us to maintain a fixed charge coverage ratio of 1.0:1.0 if our available credit under that facility falls below $12.5 million for any period of five consecutive business days during any fiscal month or $7.5 million at any time. This ratio is defined as consolidated EBITDA (which is an adjusted measure of earnings defined in the GE Credit Agreement) divided by the sum of interest expense (excluding non-cash accretion of interest on the Secured Notes), cash capital expenditures net of cash proceeds from the disposition of capital assets, scheduled payments of principal, income taxes paid in cash, and cash dividends and other equity distributions and is calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal month. The Company’s projected available credit, consolidated EBITDA and compliance with the fixed charge coverage ratio may be impacted by, among other things, unit volume changes, resin price changes, movements in foreign currency, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”. In the event that it appeared that this covenant would not be met, we would plan to delay or eliminate certain capital expenditures, reduce inventories, institute cost reduction initiatives, seek additional funding related to its unsecured assets or seek a waiver of the debt covenants. There can be no assurance that such actions would be successful or that such actions would not have a material adverse effect on our business, results of operations or liquidity.
In addition, our credit facility limits our capital expenditures to $25.0 million per year, net of cash proceeds from the disposition of capital assets, with a carryover permitted into the immediately following year of 75% of any unused portion. Our credit facility and the indenture governing our Secured Notes also contain covenants customary for such financings that, among other things, restrict our ability to sell assets, incur debt, incur liens and engage in certain transactions. These restrictions may limit our operating flexibility or our ability to take advantage of potential business opportunities as they arise. These covenants may have a material adverse impact on our operations.
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
We expect our largest U.S. customer to increase its self-manufacturing of conventional containers, which we expect will result in significant volume loss.
We expect that increased self-manufacturing by our largest U.S. customer will reduce its U.S. bottle purchases from us by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results as preforms generally carry lower variable per unit profitability than bottles. Increased self-manufacturing may have several effects on the Company, including but not limited to a reduced borrowing base under the GE Credit Agreement. The Company is evaluating the actions that it will take in response to this expected volume loss, including potential cost reductions, plant closures and replacement preform volume. There can be no assurance that any such actions would be successful or that such actions would avert a material adverse effect on our business, results of operations, financial position, cash flows or liquidity. Customers’ self-manufacturing plans are not within our control and such plans may change from time to time.

Our declining stockholder’s equity may cause our common stock to be delisted from the NASDAQ Capital Market, which could negatively impact the market value and liquidity of our common stock and our ability to access the capital markets.
Stockholders’ equity at June 30, 2010 was approximately $28 million. In order to maintain our listing on the NASDAQ Capital Market, we must maintain minimum stockholders’ equity of $2.5 million which could be reduced by write-offs (such as those we took as of June 30, 2010) and other factors. If we cannot meet this standard or any of the alternative listing standards, then NASDAQ may commence proceedings to delist our common stock. If a delisting of our common stock were to occur, we would expect any trading of our common stock to take place only in the over-the-counter market. Accordingly, we would expect the market value and liquidity of our common stock and our ability to access the capital markets, to be adversely impacted. There may be other negative implications, including the potential loss of confidence by actual or potential customers, suppliers and employees and the loss of institutional investor interest.
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
We are self-insured with respect to our healthcare coverage and do not purchase third party insurance for the health insurance benefits provided to employees. We are currently assessing the potential impact of federal health care legislation which could adversely affect our financial condition through increased costs. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law. The Act, as modified by the Reconciliation Act, includes a large number of healthcare provisions to take effect over the next four years, including expanded dependent coverage, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims on pre-existing conditions, a prohibition on limits on essential benefits, and other expansions of health care benefits and coverage. The costs of these provisions are expected to be funded by a variety of taxes and fees. Some of these taxes and fees, as well as certain health care changes required by these acts, are expected to result, directly or indirectly, in increased health care costs for us. For example, the requirement to provide coverage for children up to the age of twenty-six and the prohibition on limits on essential benefits (whereas we currently cap health-related benefits) could result in increased costs to us. At this time, we cannot quantify the impact, if any, that the legislation may have on us. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our business, prospects, financial condition and results of operations.

Item 6. Exhibits

10.1	Financing and Service Agreement (and Master Instrument of Pledge) dated April 29, 2010 between Constar International Holland (Plastics) B.V. and ING Commercial Finance B.V.

10.2	Agreement on Stock Financing and Financing of Acquisition of Goods dated April 29, 2010 between Constar International Holland (Plastics) B.V. and ING Commercial Finance B.V.

10.3	Deed of Possessory Lien on Stock dated April 29, 2010 between Constar International Holland (Plastics) B.V. and ING Commercial Finance B.V.

10.4	(Master) Instrument of Pledge Relating to Orders on Hand dated April 29, 2010 between Constar International Holland (Plastics) B.V. and ING Commercial Finance B.V.

10.5	Statement of Intended Abstraction dated April 29, 2010 between Constar International Holland (Plastics) B.V. and ING Commercial Finance B.V.

10.6	Amendment Number One to Constar International Inc. 2009 Equity Compensation Plan.

10.7	Amendment No. 1 to Credit Agreement among Constar, Inc., the Credit Parties thereto, the Lenders party thereto and General Electric Capital Corporation, as Agent, dated August 12, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.
Dated: August 16, 2010	By:	/s/ J. Mark Borseth
J. Mark Borseth
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)