Form 10-Q
period 2010-09-30
CONSTAR INTERNATIONAL INC
filed 2010-11-15
CIK 29806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of November 10, 2010, 1,750,000 shares of the registrant’s Common Stock were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Constar International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	Successor
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,490	$2,469
Accounts receivable, net	42,913	39,054
Inventories, net	37,453	44,058
Prepaid expenses and other current assets	7,836	7,896
Deferred income taxes	1,973	—
Assets held for sale	2,516	—
Restricted cash	—	7,589

Total current assets	95,181	101,066

Property, plant and equipment, net	127,418	151,526
Goodwill	73,282	118,682
Intangible assets, net	23,866	31,398
Other assets	5,418	3,592

Total assets	$325,165	$406,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$10,354	$5,000
Accounts payable	42,944	59,128
Accrued expenses and other current liabilities	26,422	25,253
Deferred income taxes	—	1,222

Total current liabilities	79,720	90,603

Long-term debt	184,717	167,919
Pension and postretirement liabilities	28,200	31,105
Deferred income taxes	12,916	23,531
Other liabilities	15,275	14,503

Total liabilities	320,828	327,661

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $.01 par value, 75,000 shares authorized, 1,750 shares issued and outstanding at September 30, 2010 and December 31, 2009	18	18
Additional paid-in capital	101,466	101,466
Accumulated other comprehensive loss, net of tax	(2,324)	(1,769)
Accumulated deficit	(94,823)	(21,112)

Total stockholders’ equity	4,337	78,603

Total liabilities and stockholders’ equity	$325,165	$406,264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Net sales	$146,843	$158,630
Cost of products sold, excluding depreciation	132,143	141,148
Depreciation and amortization	9,294	12,932

Gross profit	5,406	4,550

Selling and administrative expenses	4,177	4,897
Goodwill impairment	12,900	—
Impairment of intangible asset	1,300	—
Research and technology expenses	1,531	1,865
Provision for restructuring	67	816
Gain on disposal of assets	(270)	(223)

Total operating expenses	19,705	7,355

Operating loss	(14,299)	(2,805)

Interest expense	(9,038)	(8,606)
Reorganization items, net	—	(504)
Other expense, net	(1,401)	(1,818)

Loss from continuing operations before income taxes	(24,738)	(13,733)
Benefit from income taxes	413	3,557

Loss from continuing operations	(24,325)	(10,176)
Loss from discontinued operations, net of taxes	(120)	(30)

Net loss	$(24,445)	$(10,206)

Basic and diluted loss per common share:
Continuing operations	$(13.90)	$(5.81)
Discontinued operations	(0.07)	(0.02)

Net loss per share	$(13.97)	$(5.83)

Weighted average common shares outstanding:
Basic and diluted	1,750	1,750

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
	2010	2009	2009
Net customer sales	$439,020	$280,148	$214,204
Net affiliate sales	—	—	3,256

Net sales	439,020	280,148	217,460
Cost of products sold, excluding depreciation	395,271	245,518	189,816
Depreciation and amortization	27,848	19,996	9,733

Gross profit	15,901	14,634	17,911

Selling and administrative expenses	16,288	8,036	7,005
Goodwill impairment	45,400	—	—
Impairment of intangible asset	6,400	—	—
Research and technology expenses	4,855	3,094	2,698
Provision for restructuring	704	1,081	648
Gain on disposal of assets	(924)	(226)	(396)

Total operating expenses	72,723	11,985	9,955

Operating income (loss)	(56,822)	2,649	7,956

Interest expense	(26,862)	(14,394)	(5,512)
Interest expense — related party	—	—	(54)
Reorganization items, net	—	(1,671)	144,168
Other income (expense), net	(3,302)	1,590	1,543

Income (loss) from continuing operations before income taxes	(86,986)	(11,826)	148,101
(Provision for) benefit from income taxes	13,302	4,362	(37,807)

Income (loss) from continuing operations	(73,684)	(7,464)	110,294
Loss from discontinued operations, net of taxes	(27)	(90)	(96)

Net income (loss)	$(73,711)	$(7,554)	$110,198

Basic and diluted earnings (loss) per common share:
Continuing operations	$(42.11)	$(4.27)	$8.86
Discontinued operations	(0.02)	(0.05)	(0.01)

Net earnings (loss) per share	$(42.13)	$(4.32)	$8.85

Weighted average common shares outstanding:
Basic and diluted	1,750	1,750	12,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Constar International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
	2010	2009	2009
Cash flows from operating activities:
Net income (loss)	$(73,711)	$(7,554)	$110,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,416	20,073	10,060
Impairment of goodwill and intangible assets	51,800	—	—
Debt accretion expense	16,798	8,392	—
Bad debt expense (recoveries)	126	328	(483)
Stock-based compensation	—	—	591
Gain on disposal of assets and ARO settlements	(924)	(226)	(396)
Deferred income taxes	(13,425)	(4,614)	37,835
Gain on interest rate swap	(1,247)	—	—
Fresh start accounting adjustments	—	—	(68,109)
Reorganization items, net	—	(6,489)	(79,299)
Changes in working capital and other	(13,398)	(14,146)	7,104

Net cash provided by (used in) operating activities	(5,565)	(4,236)	17,501

Cash flows from investing activities:
Restricted cash	7,589	1,738	(9,327)
Purchases of property, plant and equipment	(6,412)	(5,056)	(5,723)
Proceeds from sale of property, plant, and equipment	1,128	6	149

Net cash provided by (used in) investing activities	2,305	(3,312)	(14,901)

Cash flows from financing activities:
Costs associated with debt financing	(1,937)	(200)	—
Proceeds from short-term financing	442,393	306,000	212,723
Repayment of short-term financing	(437,176)	(298,412)	(227,723)

Net cash provided by (used in) financing activities	3,280	7,388	(15,000)

Effect of exchange rate changes on cash and cash equivalents	1	93	(8)

Net increase (decrease) in cash and cash equivalents	21	(67)	(12,408)
Cash and cash equivalents at beginning of period	2,469	1,884	14,292

Cash and cash equivalents at end of period	$2,490	$1,817	$1,884

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
In accordance with ASC 205-20, “Discontinued Operations”, the Company has classified the results of operations of its Italian operation as a discontinued operation in the condensed consolidated statements of operations for all periods presented. In addition, the assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 22 — “Discontinued Operations” for further discussion. Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.
At December 31, 2009 restricted cash represented cash collateral related to the Company’s interest rate swap liability. On February 11, 2010, the counterparty to the Company’s interest rate swap agreement novated its rights under the swap agreement to a third party and the cash collateral was returned to the Company.
Where right of offset does not exist, book overdrafts representing outstanding checks are included in accounts payable in the accompanying consolidated balance sheets since the Company is not relieved of its obligations to vendors until the outstanding checks have cleared the bank. The change in outstanding book overdrafts is considered an operating activity and is presented as such in the consolidated statement of cash flows. When outstanding checks are presented for payment subsequent to the balance sheet date, the Company deposits funds (subsequent to the balance sheet date) in the disbursement account from cash either available from other accounts or a combination of cash available from other accounts and from funds from the Company’s available credit facilities (subsequent to the balance sheet date). The amount of book overdrafts included in accounts payable was $11,918 and $10,269 at September 30, 2010 and December 31, 2009, respectively.

Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.
2. New Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances, and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010. The adoption of these new requirements did not have a material impact on the Company’s results of operations or financial condition.
3. Reorganization Items
The Company incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying condensed consolidated statements of operations and consist of the following:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2010	2009
Professional fees associated with bankruptcy proceedings	$—	$(642)
Other, net	—	138

Total reorganization items, net	$—	$(504)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
(In thousands)	2010	2009	2009
Gain from discharge of debt	$—	$—	$84,745
Gain from fresh-start accounting adjustments	—	—	68,109
Contract termination expenses	—	—	(523)
Professional fees associated with bankruptcy proceedings	—	(1,669)	(6,905)
Debtor-in-possession and Exit Financing fees	—	—	(100)
Other, net	—	(2)	(1,158)

Total reorganization items, net	$—	$(1,671)	$144,168

The Successor Company made cash payments of $0.1 million and $8.3 million for the nine months ended September 30, 2010 and the five months ended September 30, 2009, respectively, and the Predecessor Company made cash payments of $3.0 million for the four months ended April 30, 2009 related to reorganization items.
4. Accounts Receivable

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Trade accounts receivable	$37,861	$35,427
Less: allowance for doubtful accounts	(300)	(322)

Net trade accounts receivable	37,561	35,105
Value added taxes recoverable	4,673	2,202
Miscellaneous receivables	679	1,747

Accounts receivable, net	$42,913	$39,054

5. Inventories

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Finished goods	$22,941	$28,900
Raw materials and supplies	15,602	16,343

Total	38,543	45,243
Less: reserves for obsolete and slow-moving inventories	(1,090)	(1,185)

Inventories, net	$37,453	$44,058

6. Property, Plant and Equipment

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Land and improvements	$15,601	$15,812
Buildings and improvements	46,361	50,708
Machinery and equipment	126,996	121,975

	188,958	188,495
Less: accumulated depreciation and amortization	(64,585)	(40,303)

	124,373	148,192
Construction in progress	3,045	3,334

Property, plant and equipment, net	$127,418	$151,526

The Company accelerated the depreciation of machinery and equipment idled during the periods that resulted in charges of $0.6 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.
7. Assets Held for Sale
An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale the assets are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized.

The following table summarizes by category assets held for sale:

Successor
September 30,
(In thousands)	2010
Buildings and improvements	$1,974
Machinery and equipment	542

2,516

8. Impairment of Long-Lived Assets
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
During the third quarter of 2010, as a result of sequential declines in sales and unit volumes, the Company revised its estimates of future cash flow and earnings projections downward. In addition, as previously disclosed in the second quarter of 2010, based on communications from the Company’s largest U.S. customer, the Company expects this customer to increase its self-manufacturing of conventional containers. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to partially offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results of operations and cash flows as preforms generally carry lower variable per unit profitability than bottles. Consequently, during the second and third quarters of 2010, the Company performed interim impairment tests of its U.S. long-lived asset group, including its finite-lived intangible assets. The results of the tests indicated that no impairment of long-lived assets existed at September 30, 2010 and June 30, 2010, since the sum of the undiscounted cash flows of the asset group exceeded its carrying amount. Therefore, the Company did not measure the asset groups’ fair value to determine whether an impairment loss should be recognized. At September 30, 2010, if projected cash flows were decreased by 15% the carrying value of the U.S. long-lived asset group would exceed the sum of the undiscounted cash flows.
9. Goodwill and Intangible Assets
During the second and third quarters of 2010 the Company performed interim goodwill impairment assessments since the aggregate trading value of its common stock was significantly less than the carrying value of its stockholders’ equity.
Since the Company adopted fresh-start accounting on May 1, 2009 through the first quarter of 2010, the Company used discounted cash flow analysis and a market multiple method to estimate the fair value of its single reporting unit. For the impairment tests performed during the second and third quarters of 2010 the Company added an additional component to the enterprise fair value estimate by including the fair value of the Company based upon quoted market prices. The Company updated its method of valuation since the Company’s common stock was listed on the NASDAQ Capital Market on April 9, 2010 and the Company believed that sufficient time had elapsed and trading had occurred for the market in Constar’s stock to have more fully developed. Therefore, the Company believed that quoted market prices had become an appropriate component in the estimated fair value of the Company. In the third quarter of 2010 the Company increased the weighting of the fair value based upon quoted market prices due to an increase in trading volumes with corresponding decreased weightings of the discounted cash flow analysis and a market multiple method. A discussion of the discounted cash flow and market multiple valuation methods and the underlying assumptions of these methods are presented below.
1.	Income Approach (discounted cash flow analysis) — the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounts those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the entity, and the discount rate. The Company used the Gordon Growth Model and assumed a 2.75% growth rate to estimate the terminal value of the business. Cash flows were discounted at a rate of 10.6%.

2.	Market Approach (market multiples) — this method begins with the identification of a group of peer companies. Peer companies represent a group of companies in the same or similar industry as the company being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an appropriate valuation multiple. Various operating performance measurements of the company being valued are then benchmarked against the peer group and a discount or premium is applied to the multiple to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the company being valued to arrive at an estimate of its total enterprise value. An equity value is derived by subtracting the fair value of interest bearing debt from the total enterprise value. A control premium is then applied to the equity value. The combined value of interest bearing debt plus an equity value including control premium equals the estimated total, or enterprise value, of the business. The Company selected 11 public companies in the packaging industry as its peer group. The Company calculated for the peer group an average multiple of 2010 projected EBITDA and a multiple of projected 2011 EBITDA. The peer group average multiples were then discounted based upon an unfavorable comparison of the Company’s historical growth and profit margins as compared to the peer group. The result was a market multiple of 5.2 for 2010 and a market multiple of 4.7 for 2011. Weightings of 80% and 20% were assigned to the 2010 and 2011 valuation multiples, respectively. The Company used quoted market prices to determine the fair value of its debt. No control premium was assumed to determine the Company’s equity value.
The Company reviewed the assumptions and results of the valuation described above and concluded that the estimated fair value of its reporting unit was reasonable when compared to the market capitalization of the Company.
The determination of estimated fair value requires the exercise of judgment and is highly sensitive to the Company’s assumptions. The following table provides a summary of the impact that changes in the significant assumptions used would have on the estimated fair value of the Company’s reporting unit as of September 30, 2010.

			(In millions)
		Assumed	Decrease in
Valuation Method	Assumption	Change	Fair Value

Discounted cash flow	Projected cash flows	10% decrease	$(9.6)
Discounted cash flow	Terminal year growth rate	100 basis point decrease	$(1.0)
Discounted cash flow	Discount rate	100 basis point increase	$(4.7)

Market approach	Projected cash flows	10% decrease	$(4.0)
Market approach	Market multiple	20% discount to peer average	$(4.4)
Based upon the analyses performed during the second and third quarters of 2010, the Company failed Step 1 of the interim goodwill impairment tests. The change in the fair value of the Company’s single reporting unit that caused the Company to fail Step 1 was predominately attributable to lower actual and projected cash flows. Consequently, the Company performed hypothetical purchase price allocations to determine the amount of goodwill impairment. The primary adjustments from book values to the fair values used in the hypothetical purchase price allocation were to property, plant and equipment, amortizable intangible assets, long-term debt and pension and postretirement liabilities. The adjustments to measure the assets and liabilities at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the condensed consolidated balance sheet.

The second step of the goodwill impairment test performed during the second and third quarters of 2010 resulted in implied fair values of $86.2 million and $73.3 million, respectively, and therefore the Company recognized pre-tax impairment charges of $12.9 million and $45.4 million for the three and nine months ended September 30, 2010, respectively. If the Company’s fair value continues to decline in the future, the Company may experience additional material impairment charges to the carrying amount of its goodwill. A small negative change in the assumptions used in the valuation, particularly the projected cash flows, the discount rate, the terminal year growth rate, and the market multiple assumptions could significantly affect the results of the impairment analysis. Recognition of impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material. Further, if additional impairment charges are recorded in the future that result in a decline in stockholder’s equity below $2.5 million the Company’s common stock would be delisted from the NASDAQ Capital Market, which could negatively impact the market value and liquidity of the Company’s common stock and the Company’s ability to access the capital markets.
The following table presents a summary of the activity related to the carrying value of goodwill:

	Successor			Predecessor
	Nine Months	Five Months	May 1, 2009	Four Months
	Ended	Ended	Fresh-start	Ended
	September 30,	September 30,	Accounting	April 30,
(In thousands)	2010	2009	Adjustments	2009
Beginning balance:
Goodwill	$118,682	$117,313	$381,872	$381,872
Accumulated impairment losses	—	—	(233,059)	(233,059)

	118,682	117,313	148,813	148,813
Fresh-start accounting adjustments, net	—	—	(31,500)	—
Impairment charges	(45,400)	—	—	—
Ending balance:
Goodwill	118,682	117,313	117,313	381,872
Accumulated impairment losses	(45,400)	—	—	(233,059)

	$73,282	$117,313	$117,313	$148,813

During the third quarter of 2010, as a result of sequential declines in sales and unit volumes the Company revised its estimates of future cash flow and earnings projections downward. In addition, as previously disclosed in the second quarter of 2010, the Company expects its largest U.S. customer to increase its self-manufacturing of conventional containers. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to partially offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results of operations and cash flows as preforms generally carry lower variable per unit profitability than bottles. Consequently, during the second and third quarters of 2010 the Company performed interim impairment tests of its indefinite-lived intangible asset, consisting exclusively of its trade name. An impairment of the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value.
The Company estimated the fair value of its trade name by performing a discounted cash flow analysis using the relief-from-royalty method. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The relief-from-royalty method is the same method the Company employed in prior periods and the method employed to initially value the trade name upon the adoption of fresh-start accounting on May 1, 2009. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 2.75%, and a discount rate of 13.9%. Based on these evaluations the Company recorded impairment charges related to its trade name intangible asset of $1.3 million and $6.4 million for the three and nine months ended September 30, 2010, respectively. These impairment charges are included within operating expenses in the accompanying condensed consolidated statement of operations.

The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Trade name	25,500	25,500
Accumulated impairment losses	(10,400)	(4,000)

Total	$15,100	$21,500

The following table presents a summary of finite-lived intangible assets:

		Successor
		September 30, 2010			December 31, 2009
	Estimated	Gross			Gross
	Life	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(In thousands)	(in years)	Amount	Amortization	Value	Amount	Amortization	Value
Technology	4 to 12	$9,700	$(1,712)	$7,988	$9,700	$(805)	$8,895
Leasehold interests	4	1,204	(426)	778	1,204	(201)	1,003

Total		$10,904	$(2,138)	$8,766	$10,904	$(1,006)	$9,898

Amortization expense was $377 and $1,132 for the three and nine months ended September 30, 2010, respectively, and $376 and $628 for the three and five months ended September 30, 2009, respectively. Amortization expense is included within cost of goods sold in the accompanying condensed consolidated statements of operations.
The following table summarizes the expected amortization expense for finite-lived intangible assets:

(In thousands)
Three months ended December 31, 2010	$378
2011	1,509
2012	1,509
2013	909
2014	608
After 2014	3,853

$8,766

10. Debt

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Short-term debt:
GE Credit Agreement	$6,394	$—
ING Credit Agreements	3,960	—
Exit Facility	—	5,000

Total short-term debt	$10,354	$5,000

Long-term debt:
Secured Notes	$184,717	$167,919

At September 30, 2010, there were $4.1 million in letters of credit outstanding under the Company’s current credit agreement and at December 31, 2009, there were $4.0 million in letters of credit outstanding under the Company’s previous credit agreement.
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
The following discussion is not a complete description of the GE Credit Agreement or its recent amendment. The amendment is filed as an exhibit to the Company’s 2010 second quarter Form 10-Q filed on August 16, 2010, and the original agreement was filed with Form 8-K on February 17, 2010.
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
As of September 30, 2010 the Company’s borrowing base under the GE Credit Agreement was $45.2 million and its excess availability was $21.9 million. For the period from October 1, 2010 to November 12, 2010 excess availability ranged between $11.0 million and $23.3 million but at no time did it fall below $12.5 million for five consecutive days.
Largely driven by declining sales volumes, a lower borrowing base due to the seasonal nature of the Company’s working capital levels, and certain vendors requiring the Company to pay for purchases in advance or upon delivery, the Company expects that liquidity will remain constrained at least through the first half of 2011 when the Company expects the amount of accounts receivable and inventory levels to increase as the Company begins to enter its traditionally higher seasonal sales period. The Company currently projects that it will have adequate liquidity through the next 12 months. A shortfall in actual trailing twelve month EBITDA of approximately 5% as compared to the Company’s projections would cause the Company to not meet its debt covenants during this period. The Company’s projected available credit may be impacted by, among other things, unit volume changes (including the expected increase in self-manufacturing by the Company’s largest customer as discussed in Note 8 — “Impairment of Long-Lived Assets”), resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors such as those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Overview”. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. If the Company is not successful in any or all of these actions, the Company would have to seek protection under the federal bankruptcy laws.
The GE Credit Agreement’s scheduled expiration date is February 11, 2013. However, the GE Credit Agreement may terminate earlier if the Company’s $220 million of Senior Secured Floating Rate Notes (the “Secured Notes”) are not refinanced at least 90 days prior to their scheduled due date of February 15, 2012, or in the case of an event of default.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the GE Credit Agreement. Loans will bear interest, at the option of the Company, at one of the following rates: (i) a fluctuating base rate of not less than 3.5% plus a margin ranging from 2.75% to 3.25% per year, or (ii) a fluctuating LIBOR base rate of not less than 2.5% plus a margin ranging from 3.75% to 4.25% per year. The interest rate at September 30, 2010 was 6.5%. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
The Company, its U.S. subsidiaries and its U.K. subsidiary jointly and severally guarantee the obligations under the GE Credit Agreement. Collateral securing the obligations under the GE Credit Agreement consists of all of the stock of the Company’s domestic subsidiaries and United Kingdom subsidiary, 65% of the stock of the Company’s other foreign subsidiaries and all of the inventory, accounts receivable, investment property, instruments, chattel paper, documents, deposit accounts and certain intangibles of the Company and its domestic subsidiaries and United Kingdom subsidiary.
The GE Credit Agreement contains certain financial covenants that include limitations on yearly capital expenditures, available credit and a minimum Fixed Charge Coverage Ratio, as defined in the GE Credit agreement. The GE Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Agent may, among other things, accelerate the maturity of the GE Credit Agreement. The GE Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the GE Credit Agreement as of September 30, 2010.
Under the GE Credit Agreement, if the amount of available credit less all outstanding loans and letters of credit is less than $12.5 million for any period of five consecutive business days during any fiscal month or less than $7.5 million at any time, the Company is required to maintain a minimum Fixed Charge Coverage Ratio of 1.0:1.0. The minimum Fixed Charge Coverage Ratio is defined as consolidated EBITDA (which is an adjusted measure of earnings defined in the GE Credit Agreement) divided by the sum of interest expense (excluding non-cash accretion of interest on the Secured Notes), cash capital expenditures net of cash proceeds from the disposition of capital assets, scheduled payments of principal, income taxes paid in cash, and cash dividends and other equity distributions calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal month.
Based upon its most recent earnings and financial projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit will likely fall below $12.5 million for five consecutive business day periods in the fourth quarter of 2010, however, the minimum Fixed Charge Coverage Ratio is expected to remain narrowly above 1:0 to 1:0 during this period. In response, the Company has begun to delay certain capital expenditures, reduce inventories, and institute cost reduction initiatives (see Note 24 — “Subsequent Events”). If the Company does not meet its projections and the actions described above are not sufficient to maintain the Company’s compliance with its debt covenants, the Company would seek a waiver of the covenants or alternative financing. There can be no assurance that such actions would be successful. If the Company is not successful in any or all of these actions, the Company would have to seek protection under the federal bankruptcy laws.

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
The actual amount of financing available under the ING Credit Agreements will fluctuate from time to time because it depends on inventory and accounts receivable values that can fluctuate and is subject to limitations and exclusions that the Lender may impose in its discretion and other limitations. At September 30, 2010 the Company had borrowed $4.0 million, the maximum amount then available under the ING Credit Agreements. Although the amount of financing available under the ING Credit Agreements will fluctuate as described above, the Company does not anticipate borrowing in excess of $5 million because this would require ING to accede to a subordination agreement in favor of the Agent of the GE Credit Agreement.
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
The Company’s outstanding long-term debt at September 30, 2010 and December 31, 2009, consisted of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005, the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes.

Upon the adoption of fresh-start accounting, the Company adjusted the carrying value of its Secured Notes to fair value of $154.3 million based upon their quoted market price at April 30, 2009; however, the total amount due at maturity remains $220.0 million. The Company currently expects to record accretion expense of approximately $6.0 million for the remainder of 2010, $25.8 million in 2011 and $3.5 million in 2012. For the three and nine months ended September 30, 2010, the Company recorded accretion expense of $5.8 million and $16.8 million, respectively. For the three and five months ended September 30, 2009 the Company recorded accretion expense of $5.1 million and $8.4 million, respectively. Accretion expense is included in interest expense in the accompanying condensed consolidated statements of operations.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at September 30, 2010. If an event of default shall occur and be continuing under the indenture, including without limitation as a result of the acceleration of indebtedness under the GE Credit Agreement upon an event of default, either the trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes.
As previously disclosed, the Company does not anticipate generating sufficient funds to repay the Secured Notes. The Company has retained a financial advisor to assist in exploring strategic alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company or specific assets. Any such transaction could cause substantial dilution to, or cancellation or delisting of, the Company’s common stock. The Company is currently engaged in discussions with holders of the Company’s Secured Notes regarding these alternatives. While the current focus of such discussions is a debt for equity exchange, there can be no assurance that any particular alternative will be available or, if available, the timing or ultimate terms. The Company’s interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such actions.
11. Restructuring
On October 10, 2008, the Company executed a four-year cold fill supply agreement effective January 1, 2009, (the “New Agreement”) with Pepsi-Cola Advertising and Marketing, Inc. (“Pepsi”). Under the terms of the New Agreement, the Company anticipated approximately a 30% reduction in volume in 2009. Therefore, in conjunction with the signing of the New Agreement, on October 10, 2008 a committee of the Company’s Board of Directors approved a plan of restructuring to reduce the Company’s manufacturing overhead cost structure that involved the closure of three U.S. manufacturing facilities and a reduction of operations in three other U.S. manufacturing facilities. In addition, as a result of previously disclosed customer losses and a strategic decision to exit the limited extrusion blow-molding business, the Company closed its manufacturing facility in Houston, Texas in May 2008. These restructuring actions were completed in the third quarter of 2010.
In connection with the restructuring actions described above, the Company incurred total charges of $13.3 million. The total charges included (i) $4.1 million related to costs to exit facilities, (ii) $1.5 million related to employee severance and other termination benefits, and (iii) approximately $7.7 million of accelerated depreciation and other non-cash charges.
In November of 2007, the Company terminated its agreement for the supply of bottles and preforms with its supplier in Salt Lake City. As a result, the Company recorded restructuring charges for costs to remove its equipment from this location and for severance benefits that will be paid to terminated personnel. The Company did not incur any restructuring expenditures during the nine months ended September 30, 2010 related to the Salt Lake City shut-down.

In addition to the actions described above, on October 6, 2010, the Company’s Board of Directors approved a plan to consolidate the Company’s plant operations by closing its Orlando, Florida and Kansas City, Kansas facilities, as well as taking salaried headcount reductions in its corporate ranks. See Note 24 — “Subsequent Events” for further details.
The following table presents a summary of the restructuring reserve activity:

	2007 Plan	2008 Plans
	Severance	Contract
	and	and Lease
	Termination	Termination	Other
(In thousands)	Benefits	Costs	Costs	Total
Balance, January 1, 2010 (Successor)	$14	$46	$329	$389
Charges to income	—	334	370	704
Payments	—	(380)	(602)	(982)

Balance, September 30, 2010 (Successor)	$14	$—	$97	$111

12. Commitments and Contingencies
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
The Company’s Netherlands facility has been identified as impacting soil and groundwater from volatile organic compounds at concentrations that exceed those permissible under Dutch law. The main body of the groundwater plume is beneath the Netherlands facility but it also appears to extend from an up gradient neighboring property. The Company commenced trial remediation in 2007. The Company records an environmental liability on an undiscounted basis when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserve established by the Company for estimated costs associated with completing the required remediation activities was $0.2 million as of September 30, 2010 and December 31, 2009. As more information becomes available relating to what additional actions may be required at the site, this accrual may be adjusted as necessary, to reflect the new information. There are no accruals for other environmental matters.
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
For the nine months ended September 30, 2010, the Company recorded revenue of $0.9 million as a result of the settlement of a dispute with a former customer.

13. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) consisted of the following:

	Successor
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Tax			Tax
	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount
Net loss			$(24,445)			$(10,206)
Other comprehensive income (loss):
Pension curtailment	4	—	4	—	—	—
Pension remeasurement	(1)	—	(1)	—	—	—
Pension and postretirement amortization	(16)	6	(10)	—	—	—
Cash-flow hedge	(95)	37	(58)	(344)	104	(240)
Foreign currency translation adjustments	1,298	—	1,298	1,042	—	1,042

Total other comprehensive income	1,190	43	1,233	698	104	802

Comprehensive loss			$(23,212)			$(9,404)

	Successor						Predecessor
	Nine Months Ended			Five Months Ended			Four Months Ended
	September 30, 2010			September 30, 2009			April 30, 2009
		Tax			Tax			Tax
	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax	Pre-tax	(Expense)	After-tax
(In thousands)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income (loss)			$(73,711)			$(7,554)			$110,198
Other comprehensive income (loss):
Pension curtailment	617	—	617	—	—	—	—	—	—
Pension remeasurement	(127)	—	(127)	—	—	—	—	—	—
Pension and postretirement amortization	(46)	18	(28)	—	—	—	1,919	—	1,919
Cash-flow hedge	(794)	306	(488)	391	(153)	238	951	—	951
Foreign currency translation adjustments	(529)	—	(529)	553	—	553	(1,134)	—	(1,134)

Total other comprehensive income (loss)	(879)	324	(555)	944	(153)	791	1,736	—	1,736

Comprehensive income (loss)			$(74,266)			$(6,763)			$111,934

Accumulated other comprehensive loss consisted of the following:

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Pension and post-retirement liabilities, net of tax	$(1,998)	$(2,460)
Cash-flow hedge, net of tax	174	662
Foreign currency translation adjustments	(500)	29

Accumulated other comprehensive loss	$(2,324)	$(1,769)

14. Stock-Based Compensation
There have been no awards issued for the nine months ended September 30, 2010. The Predecessor Company maintained stock-based incentive compensation plans for its employees and stock-based compensation plans for directors. All outstanding equity awards of the Predecessor were cancelled upon the Company’s emergence from bankruptcy.

The following table summarizes total stock-based compensation expense included in the Predecessor’s consolidated statements of operations:

Predecessor
Four Months Ended
(In thousands)	April 30, 2009
Restricted stock	$597
Restricted stock units	(6)

$591

15. Earnings (Loss) Per Common Share
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
16. Pension and Other Postretirement Benefits
Pension Benefits
The components of net periodic pension expense were as follows:

	Successor
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$159	$60	$219	$133	$128	$261
Interest cost	1,304	181	1,485	1,352	152	1,504
Expected return on plan assets	(1,361)	(185)	(1,546)	(1,136)	(139)	(1,275)

Total pension expense	$102	$56	$158	$349	$141	$490

	Successor						Predecessor
	Nine Months Ended			Five Months Ended			Four Months Ended
	September 30, 2010			September 30, 2009			April 30, 2009
(In thousands)	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Service cost	$478	$267	$745	$222	$222	$444	$207	$168	$375
Interest cost	3,910	539	4,449	2,253	265	2,518	1,752	171	1,923
Expected return on plan assets	(4,083)	(548)	(4,631)	(1,893)	(243)	(2,136)	(1,504)	(168)	(1,672)
Amortization of net loss	1	—	1	—	—	—	1,585	106	1,691
Amortization of prior service cost	—	—	—	—	—	—	18	(12)	6

Total pension expense	$306	$258	$564	$582	$244	$826	$2,058	$265	$2,323

During the nine months ended September 30, 2010, due to a freeze in plan benefits the Company recorded a curtailment adjustment to its U.K. pension plan liability. The curtailment resulted in a decrease in the benefit obligation and an increase in accumulated other comprehensive income of $0.6 million.
The Company estimates that its expected total contributions to its pension plans for 2010 will be approximately $4.0 million of which $2.9 million was paid during the nine months ended September 30, 2010.

Other Postretirement Benefits
The components of other postretirement benefits expense were as follows:

	Successor
	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2010	September 30, 2009
Interest cost	$64	$87
Amortization of net (gain) loss	(16)	—

Total other postretirement benefits expense	$48	$87

	Successor		Predecessor
	Nine Months Ended	Five Months Ended	Four Months Ended
(In thousands)	September 30, 2010	September 30, 2009	April 30, 2009
Interest cost	$191	$145	$109
Amortization of net (gain) loss	(47)	—	261
Amortization of prior service cost	—	—	(102)

Total other postretirement benefits expense	$144	$145	$268

17. Income Taxes
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
For the nine months ended September 30, 2010 the effective tax rate differed from the federal statutory rate primarily due to the non-deductible goodwill impairment charge, state taxes, and changes in the valuation allowances. For the nine months ended September 30, 2009 the difference is mainly due to non-deductible costs related to the Company’s bankruptcy proceedings.
Income tax (expense) benefit was $0.4 million for the three months ended September 30, 2010 and $3.6 million for the three months ended September 30, 2009. Income tax (expense) benefit was $13.3 million for the nine months ended September 30, 2010 and $(33.4) million for the nine months ended September 30, 2009 ($(37.8) million for the four months ended April 30, 2009 and $4.4 million for the five months ended September 30, 2009). The Company has a net deferred tax liability at September 30, 2010 of $10.9 million principally in relation to the excess of the basis of its assets pursuant to fresh-start accounting over their historic tax bases.
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
Total unrecognized income tax benefits as of September 30, 2010 and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

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
When a cash flow hedge is discontinued, gains or losses that are deferred in accumulated other comprehensive income are reclassified to earnings in the period the forecasted transaction impacts earnings. To the extent that a forecasted transaction is considered not probable of occurring, then reclassification of deferred gains or losses into earnings is recorded immediately. The Company reclassified $0.1 million of accumulated other comprehensive income related to the interest rate swap into earnings related to forecasted interest payments no longer considered probable of occurring. The reclassification adjustments resulted in a decrease to interest expense for the period. The Company expects to record reclassifications from accumulated other comprehensive loss to earnings within the next twelve months in the amount of $0.3 million.
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
The fair value of derivative contracts is summarized in the following table:

	Successor
	Derivative Liabilities
(In thousands)	Balance	Fair Value
Derivatives designated as	Sheet	September 30,	December 31,
hedging instruments	Location	2010	2009
Interest rate swap	Other liabilities	$6,032	$6,485

The effect of derivative contracts on the statement of operations and on accumulated other comprehensive income (loss) is summarized in the following tables:

Successor
Three Months Ended September 30, 2010
	Amount of	Amount of Pre-tax
	Gain or (Loss)	Gain or (Loss)	Amount of Pre-tax
	Recognized in OCI	Reclassified from	Gain or (Loss)
(In thousands)	on Derivative,	Accumulated	Recognized in Income
Derivatives in cash flow	Net of Tax	OCI into Income	on Derivative
hedging relationships	(Effective Portion)	(Effective Portion) (a)	(Ineffective Portion) (a)

Interest rate swaps	$—	$—	$456

Successor
Three Months Ended September 30, 2009
		Amount of	Amount of Pre-tax
		Gain or (Loss)	Gain or (Loss)
		Recognized in OCI	Reclassified from
(In thousands)		on Derivative,	Accumulated
Derivatives in cash flow		Net of Tax	OCI into Income
hedging relationships		(Effective Portion)	(Effective Portion) (a)

Interest rate swaps		$(240)	$816

Successor
Nine Months Ended September 30, 2010
	Amount of	Amount of Pre-tax
	Gain or (Loss)	Gain or (Loss)	Amount of Pre-tax
	Recognized in OCI	Reclassified from	Gain or (Loss)
(In thousands)	on Derivative,	Accumulated	Recognized in Income
Derivatives in cash flow	Net of Tax	OCI into Income	on Derivative
hedging relationships	(Effective Portion)	(Effective Portion) (a)	(Ineffective Portion) (a)

Interest rate swaps	$—	$116	$883

	Amount of Gain or (Loss)		Amount of Pre-tax Gain or (Loss)
	Recognized in OCI on Derivative,		Reclassified from Accumulated OCI
	Net of Tax (Effective Portion)		into Income (Effective Portion) (a)
	Successor	Predecessor	Successor	Predecessor
(In thousands)	Five Months	Four Months	Five Months	Four Months
Derivatives in cash flow	Ended	Ended	Ended	Ended
hedging relationships	September 30, 2009	April 30, 2009	September 30, 2009	April 30, 2009
Interest rate swap	$238	$951	$1,115	$974

(a)	Amounts are included in interest expense on the condensed consolidated statements of operations.

19. Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

Successor
September 30, 2010
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$6,032	$—	$6,032

Successor
December 31, 2009
Significant
	Quoted	Significant Other	Unobservable	Total
	Prices	Observable Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Interest rate swap	$—	$6,485	$—	$6,485

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
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value. The fair value of debt is based on quoted market prices. The following table presents the estimated fair value of the Company’s long-term debt:

Successor
	September 30, 2010		December 31, 2009
(In thousands)	Carrying		Carrying
Asset (liability)	Amount	Fair Value	Amount	Fair Value
Senior Notes	(184,717)	(188,100)	(167,919)	(182,050)
The following table presents assets that were measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2010 by the type of inputs applicable to the fair value measurements.

	Successor
	September 30, 2010
		Significant Other	Significant
	Quoted	Observable	Unobservable	Total
	Prices	Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Goodwill	$—	$—	$73,282	$73,282
Trade name	—	—	15,100	15,100

	$—	$—	$88,382	$88,382

As a result of the Company’s interim impairment tests, the Company recorded impairment charges of $45.4 million and $6.4 million related to its goodwill and trade name, respectively, during the nine months ended September 30, 2010. See Note 9 — “Goodwill and Intangible Assets” for a description of the significant assumptions regarding fair value estimates for the Company’s goodwill and trade name. The Company has determined that the majority of the inputs used to value its goodwill and indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy.
20. Other Income (Expense)
Other income (expense) consisted of the following:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2010	2009
Foreign exchange gains (losses)	$389	$(1,819)
Royalty income	172	187
Royalty expense	(1,497)	(185)
Interest income	23	12
Other income (expense)	(488)	(13)

Other income (expense), net	$(1,401)	$(1,818)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
(In thousands)	2010	2009	2009
Foreign exchange gains (losses)	$(1,667)	$1,527	$1,321
Royalty income	427	296	418
Royalty expense	(1,621)	(240)	(185)
Interest income	50	20	12
Other income (expense)	(491)	(13)	(23)

Other income (expense), net	$(3,302)	$1,590	$1,543

During the three months ended September 30, 2010 the Company settled a patent dispute that resulted in royalty expense of $1.4 million
21. Supplemental Sales Information
The Company has only one operating segment and one reporting unit. The Company has operating plants in the United States and Europe.

Net sales by country were as follows:

	Successor
	Three months	Three months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2010	2009
United States	$106,229	$121,874
United Kingdom	30,359	31,632
Holland	10,255	5,124

Net sales	$146,843	$158,630

	Successor		Predecessor
	Nine months	Five months	Four months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
(In thousands)	2010	2009	2009
United States	$327,733	$217,127	$180,086
United Kingdom	86,171	54,911	33,733
Holland	25,116	8,110	3,641

Net sales	$439,020	$280,148	$217,460

22. Discontinued Operations
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
The following summarizes the assets and liabilities of discontinued operations:

	Successor
	September 30,	December 31,
(In thousands)	2010	2009
Assets of Discontinued Operations:
Prepaid expenses and other current assets	$332	$337

Liabilities of Discontinued Operations:
Accounts payable and accrued expenses	$108	$44

Total current liabilities of discontinued operations	108	44
Other liabilities	839	881

Total liabilities of discontinued operations	$947	$925

Assets of discontinued operations are included in “prepaid expenses and other current assets”. Total current liabilities of discontinued operations are included in “accrued expenses and other current liabilities” and other liabilities of discontinued operations are included in “other liabilities” on the accompanying condensed consolidated balance sheets.

The following summarizes the results of operations for discontinued operations:

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2010	2009
Net sales	$—	$—

Loss from discontinued operations before income taxes	(120)	(28)
Provision for income taxes	—	(2)

Loss from discontinued operations	$(120)	$(30)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	September 30,	September 30,	April 30,
(In thousands)	2010	2009	2009
Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(27)	(87)	(17)
Provision for income taxes	—	(3)	(79)

Loss from discontinued operations	$(27)	$(90)	$(96)

23. Condensed Consolidating Financial Information
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

Condensed Consolidating Balance Sheet
September 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-	Reclassifications/	Total
	Parent	Guarantors	Guarantors	Eliminations	Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1,298	$1,192	$—	$2,490
Intercompany receivables	—	242,240	441	(242,681)	—
Accounts receivable, net	—	37,038	5,875	—	42,913
Inventories, net	—	33,767	3,686	—	37,453
Prepaid expenses and other current assets	—	6,969	867	—	7,836
Deferred taxes	533	1,440	—	—	1,973
Asset held for sale	—	2,516	—	—	2,516

Total current assets	533	325,268	12,061	(242,681)	95,181

Property, plant and equipment, net	—	117,875	9,543	—	127,418
Goodwill and intangible assets	—	97,148	—	—	97,148
Investment in subsidiaries	348,309	20,388	—	(368,697)	—
Deferred income taxes	69,122	—	—	(69,122)	—
Other assets	—	5,132	286	—	5,418

Total assets	$417,964	$565,811	$21,890	$(680,500)	$325,165

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt	$—	$6,394	$3,960	$—	$10,354
Accounts payable and accrued liabilities	1,523	60,913	6,930	—	69,366
Intercompany payable	221,355	33,654	(12,328)	(242,681)	—
Deferred income taxes	—	—	—	—	—

Total current liabilities	222,878	100,961	(1,438)	(242,681)	79,720

Long-term debt	184,717	—	—	—	184,717
Pension and postretirement liabilities	—	27,271	929	—	28,200
Deferred income taxes	—	80,866	1,172	(69,122)	12,916
Other liabilities	6,032	8,404	839	—	15,275

Total liabilities	413,627	217,502	1,502	(311,803)	320,828

Commitments and contingencies

Stockholders’ equity (deficit)	4,337	348,309	20,388	(368,697)	4,337

Total liabilities and stockholders’ equity (deficit)	$417,964	$565,811	$21,890	$(680,500)	$325,165

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

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$136,588	$10,255	$—	$146,843
Cost of products sold, excluding depreciation	—	122,809	9,334	—	132,143
Depreciation and amortization	—	9,038	256	—	9,294

Gross profit	—	4,741	665	—	5,406

Selling and administrative expenses	—	3,872	305	—	4,177
Goodwill impairment	—	12,900	—	—	12,900
Impairment of intangible assets	—	1,300	—	—	1,300
Research and technology expenses	—	1,531	—	—	1,531
Provision for restructuring	—	67	—	—	67
Gain on disposal of assets	—	(213)	(57)	—	(270)

Total operating expenses	—	19,457	248	—	19,705

Operating income (loss)	—	(14,716)	417	—	(14,299)
Interest expense	(8,475)	(726)	163	—	(9,038)
Other income (expense), net	—	(1,508)	107	—	(1,401)

Income (loss) from continuing operations before income taxes	(8,475)	(16,950)	687	—	(24,738)
(Provision for) benefit from income taxes	3,070	(2,531)	(126)	—	413

Income (loss) from continuing operations	(5,405)	(19,481)	561	—	(24,325)
Equity earnings	(19,040)	441		18,599	—
Loss from discontinued operations, net of taxes	—	—	(120)	—	(120)

Net income (loss)	$(24,445)	$(19,040)	$441	$18,599	$(24,445)

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$153,506	$5,124	$—	$158,630
Cost of products sold, excluding depreciation	—	136,526	4,622	—	141,148
Depreciation and amortization	—	12,761	171	—	12,932

Gross profit	—	4,219	331	—	4,550

Selling and administrative expenses	—	4,911	(14)	—	4,897
Research and technology expenses	—	1,865	—	—	1,865
Provision for restructuring	—	816	—	—	816
Gain on disposal of assets	—	(223)	—	—	(223)

Total operating expenses	—	7,369	(14)	—	7,355

Operating income (loss)	—	(3,150)	345	—	(2,805)
Interest expense	(8,606)	(158)	158	—	(8,606)
Reorganization items, net	866	(1,370)	—	—	(504)
Other income (expense), net	—	(1,855)	37	—	(1,818)

Income (loss) from continuing operations before income taxes	(7,740)	(6,533)	540	—	(13,733)
(Provision for) benefit from income taxes	5,790	(2,154)	(79)	—	3,557

Income (loss) from continuing operations	(1,950)	(8,687)	461	—	(10,176)
Equity earnings	(8,256)	431		7,825	—
Loss from discontinued operations, net of taxes	—	—	(30)	—	(30)

Net income (loss)	$(10,206)	$(8,256)	$431	$7,825	$(10,206)

Condensed Consolidating Statement of Operations
For the nine months ended September 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$413,904	$25,116	$—	$439,020
Cost of products sold, excluding depreciation	—	371,719	23,552	—	395,271
Depreciation and amortization	—	27,199	649	—	27,848

Gross profit	—	14,986	915	—	15,901

Selling and administrative expenses	—	15,618	670	—	16,288
Goodwill impairment	—	45,400	—	—	45,400
Impairment of intangible assets	—	6,400	—	—	6,400
Research and technology expenses	—	4,855	—	—	4,855
Provision for restructuring	—	704	—	—	704
Gain on disposal of assets	—	(867)	(57)	—	(924)

Total operating expenses	—	72,110	613	—	72,723

Operating income (loss)	—	(57,124)	302	—	(56,822)
Interest expense	(25,101)	(2,180)	419	—	(26,862)
Other income (expense), net	—	(3,193)	(109)	—	(3,302)

Income (loss) from continuing operations before income taxes	(25,101)	(62,497)	612	—	(86,986)
Provision for (benefit from) income taxes	8,785	4,625	(108)	—	13,302

Loss from continuing operations	(16,316)	(57,872)	504	—	(73,684)
Equity earnings	(57,395)	477	—	56,918	—
Loss from discontinued operations, net of taxes	—	—	(27)	—	(27)

Net income (loss)	$(73,711)	$(57,395)	$477	$56,918	$(73,711)

Condensed Consolidating Statement of Operations
For the five months ended September 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Net sales	$—	$272,038	$8,110	$—	$280,148
Cost of products sold, excluding depreciation	—	238,629	6,889	—	245,518
Depreciation and amortization	—	19,741	255	—	19,996

Gross profit	—	13,668	966	—	14,634

Selling and administrative expenses	—	7,912	124	—	8,036
Research and technology expenses	—	3,094	—	—	3,094
Provision for restructuring	—	1,081	—	—	1,081
Gain on disposal of assets	—	(226)	—	—	(226)

Total operating expenses	—	11,861	124	—	11,985

Operating income	—	1,807	842	—	2,649
Interest expense	(14,394)	(264)	264	—	(14,394)
Reorganization items, net	(1,671)	—	—	—	(1,671)
Other income (expense), net	—	1,502	88	—	1,590

Income (loss) from continuing operations before income taxes	(16,065)	3,045	1,194	—	(11,826)
(Provision for) benefit from income taxes	5,790	(1,124)	(304)	—	4,362

Income (loss) from continuing operations	(10,275)	1,921	890	—	(7,464)
Equity earnings	2,721	800	—	(3,521)	—
Loss from discontinued operations, net of taxes	—	—	(90)	—	(90)

Net income (loss)	$(7,554)	$2,721	$800	$(3,521)	$(7,554)

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

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2010
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(73,711)	$(57,395)	$477	$56,918	$(73,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	27,740	676	—	28,416
Impairment of goodwill and intangible assets	—	51,800	—	—	51,800
Debt accretion	16,798	—	—	—	16,798
Gain on disposal of assets	—	(867)	(57)	—	(924)
Equity earnings	57,395	(477)	—	(56,918)	—
Changes in operating assets and liabilities	(14,391)	(23,557)	10,004	—	(27,944)

Net cash provided by (used in) operating activities	(13,909)	(2,756)	11,100	—	(5,565)

Cash flows from investing activities:
Restricted cash	—	7,589	—	—	7,589
Purchases of property, plant and equipment	—	(5,680)	(732)	—	(6,412)
Proceeds from the sale of property, plant and equipment	—	1,053	75	—	1,128

Net cash provided by (used in) investing activities	—	2,962	(657)	—	2,305

Cash flows from financing activities:
Costs associated with exit facility	—	(1,937)	—	—	(1,937)
Proceeds from short-term financing	—	420,650	21,743	—	442,393
Repayment of short-term financing	—	(419,256)	(17,920)	—	(437,176)
Net change in intercompany loans	13,909	(383)	(13,526)	—	—

Net cash provided by (used in) financing activities	13,909	(926)	(9,703)	—	3,280

Effect of exchange rate changes on cash and cash equivalents	—	(4)	5	—	1

Net increase (decrease) in cash and cash equivalents	—	(724)	745	—	21
Cash and cash equivalents at beginning of period	—	2,022	447	—	2,469

Cash and cash equivalents at end of period	$—	$1,298	$1,192	$—	$2,490

Condensed Consolidating Statement of Cash Flows
For the five months ended September 30, 2009
(In thousands)
(Unaudited)

	Successor
			Non-		Total
	Parent	Guarantors	Guarantors	Eliminations	Company
Cash flows from operating activities:
Net income (loss)	$(7,554)	$2,721	$800	$(3,521)	$(7,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13	19,714	346	—	20,073
Debt accretion	8,392	—	—	—	8,392
Gain on disposal of assets	—	(226)	—	—	(226)
Reorganization items	(6,489)	—	—	—	(6,489)
Equity earnings	(2,721)	(800)	—	3,521	—
Changes in operating assets and liabilities	(8,122)	(7,781)	(2,529)	—	(18,432)

Net cash provided by (used in) operating activities	(16,481)	13,628	(1,383)	—	(4,236)

Cash flows from investing activities:
Restricted cash	—	1,738	—	—	1,738
Purchases of property, plant and equipment	—	(4,676)	(380)	—	(5,056)
Proceeds from the sale of property, plant and equipment	—	6	—	—	6

Net cash used in investing activities	—	(2,932)	(380)	—	(3,312)

Cash flows from financing activities:
Costs associated with Exit Facility	(200)	—	—	—	(200)
Proceeds from short-term financing	306,000	—	—	—	306,000
Repayment of short-term financing	(298,412)	—	—	—	(298,412)
Net change in intercompany loans	9,093	(10,642)	1,549	—	—

Net cash provided by (used in) financing activities	16,481	(10,642)	1,549	—	7,388

Effect of exchange rate changes on cash and cash equivalents	—	60	33	—	93

Net increase (decrease) in cash and cash equivalents	—	114	(181)	—	(67)
Cash and cash equivalents at beginning of period	—	1,317	567	—	1,884

Cash and cash equivalents at end of period	$—	$1,431	$386	$—	$1,817

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

24. Subsequent Events
On October 6, 2010, the Company’s Board of Directors approved consolidating the Company’s plant operations by closing its Orlando, Florida and Kansas City, Kansas facilities, as well as taking salaried headcount reductions in its corporate ranks. In total, approximately 250 employees are affected by these actions.
In connection with the restructuring actions described above, the Company expects to incur total pre-tax restructuring charges of approximately $7 — $10 million with approximately $6 million expected to be recorded in the fourth quarter of 2010 and the remainder to be recorded over the next several subsequent quarters. The total charges include (i) an estimated $5 million related to contract termination costs, (ii) an estimated $1 million related to employee severance and other termination benefits, and (iii) an estimated $3 million of other associated costs. In addition to these estimated cash charges, the Company expects to record total accelerated depreciation and other non-cash charges of approximately $18 million with approximately $15 million recorded in the fourth quarter of 2010 and the remainder to be recorded in 2011. The majority of the restructuring actions are expected to be completed by the end of 2011. The Company is taking these actions in light of volume declines and, upon completing these actions, the Company estimates annual cost savings of approximately $22 million.
On November 12, 2010, the Company entered into an agreement with its former President and Chief Executive Officer to reduce his severance payment from $2.2 million to $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As previously disclosed, the Company does not anticipate generating sufficient funds to repay the Secured Notes and the GE Credit Agreement may terminate if the Secured Notes are not refinanced by November 15, 2011. The Company has retained a financial advisor to assist in exploring strategic alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company or specific assets. Any such transaction could cause substantial dilution to, or cancellation or delisting of, the Company’s common stock. The Company is currently engaged in discussions with holders of the Company’s Secured Notes regarding these alternatives. While the current focus of such discussions is a debt for equity exchange, there can be no assurance that any particular alternative will be available or, if available, the timing or ultimate terms. The Company’s interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such actions.
The Company is a manufacturer of PET plastic containers, preforms, and plastic closures used for the packaging of beverages, food and other consumer end-use applications. Containers, preforms, and closures represented 62%, 32%, and 6%, respectively, of net sales in the first nine months of 2010. The Company has operations in the United States, United Kingdom and Holland. Approximately 75% of the Company’s revenues in the first nine months of 2010 were generated in the United States, with the remainder attributable to its European operations. During the first nine months of 2010, Pepsi accounted for approximately 32% of the Company’s net sales and the top ten customers accounted for an aggregate of approximately 73% of the Company’s net sales.
There are two primary market categories within the PET market, conventional and custom. Conventional PET containers are primarily used for packaging carbonated soft drinks (“CSD”) and bottled water. The conventional market is the largest market category for PET packaging. Conventional products represented approximately 69% of the Company’s net sales in the first nine months of 2010.
Over the last few years demand for the Company’s conventional PET products has decreased significantly due to a shift to self-manufacturing. The Company expects the trend of self-manufacturing of CSD packages to continue. The Company expects a transition over time at locations where independent producers’ transportation costs are high, and where large volume, low complexity and available space to install blow-molding equipment exists. As previously disclosed in the second quarter of 2010, the Company expects its largest U.S. customer to increase self-manufacturing of conventional containers, resulting in a reduction of 2011 U.S. bottle volumes of approximately 20%-25% as compared to estimated 2010 bottle volumes. In addition, sales volumes have continued to decline generally and the Company has not been able to offset decreases to conventional business by increasing its custom business. As a result of these and other factors, the Company’s liquidity is constrained, which has caused certain vendors to require that the Company pay for purchases in advance or upon delivery or to require letters of credit, further constraining the Company’s liquidity. Liquidity constraints, in turn, make it difficult to renew contracts or obtain new business, further constraining the Company’s liquidity. In addition, the liquidity provided by the GE Credit Agreement may not be available to the Company if it fails to meet the minimum fixed charge coverage ratio required by the GE Credit Agreement. Other factors that have contributed to an overall decline in demand for CSD packaging in the United States include consumers shifting their preferences to alternative beverages such as teas, juices, and energy drinks. The Company believes that in most cases, customers will continue to purchase water and CSD preforms from independent producers to support their in-house blow-molding operations. Preforms generally carry lower per unit profitability than bottles.
Over the past several years the Company has tried to mitigate the trend in conventional products discussed above by increasing its sales of custom products which has proven to be less successful than expected with custom sales volumes declining slightly over the same period. In response, the Company engaged outside consultants to assist the Company in evaluating the Company’s commercial strategies. In the last several months the Company has hired Grant Beard, who became the Company’s new President and Chief Executive Officer in September 2010, and added several new senior managers. This new management team is developing an implementation strategy.

On October 6, 2010, the Company’s Board of Directors approved consolidating the Company’s plant operations by closing its Orlando, Florida and Kansas City, Kansas facilities, as well as taking salaried headcount reductions in its corporate ranks. In total, approximately 250 employees are affected by these actions. In connection with the restructuring actions described above, the Company expects to incur total pre-tax restructuring charges of approximately $7 — $10 million with approximately $6 million expected to be recorded in the fourth quarter of 2010 and the remainder to be recorded over the next several subsequent quarters. The total charges include (i) an estimated $5 million related to contract termination costs, (ii) an estimated $1 million related to employee severance and other termination benefits, and (iii) an estimated $3 million of other associated costs. In addition to these estimated cash charges, the Company expects to record total accelerated depreciation and other non-cash charges of approximately $18 million with approximately $15 million recorded in the fourth quarter of 2010 and the remainder to be recorded in 2011. The majority of the restructuring actions are expected to be completed by the end of 2011. The Company is taking these actions in light of volume declines and, upon completing these actions, the Company estimates annual cost savings of approximately $22 million. If the Company cannot offset decreases to its conventional business or succeed in growing its custom business, the Company may have to continue to close plants and undertake other cost containment activities. There can be no assurance that these actions will be successful.
Approximately 26% of the Company’s net sales in the first nine months of 2010 related to custom PET containers with approximately 32% of these net sales containing the Company’s DiamondClear® or earlier generation Oxbar™ oxygen scavenging technologies.
For custom products that require oxygen barrier technology, the Company believes its oxygen scavenging technology, DiamondClear®, is the best performing oxygen barrier technology in the market today. The Company believes that there are growth opportunities for its DiamondClear® technology where it replaces less effective oxygen barrier technology and in the conversion of oxygen sensitive products packaged in glass and other packaging materials. The Company’s hot-fill capabilities, oxygen barrier technology and innovative bottle designs such as our X-4™ and vertical compensation technology (“VCT™”) add value that generally results in higher margins than conventional products.
The Company believes that it could continue to face pricing pressure. One source of pricing pressure may come as a result of excess capacity in the industry driven by self-manufacturing. In addition, certain contracts permit customers to terminate contracts if the customer receives an offer from another manufacturer that the Company chooses not to match.
As is common in its industry, the Company’s contracts are generally requirements-based, granting it all or a percentage of the customer’s actual requirements for a particular period of time, instead of a specific commitment of unit volume. The typical term for the Company’s customer supply contracts is three to four years. Thus, while there may be variations from year to year, in any given year between 15-40% of our customer contracts may be scheduled to expire. The Company’s contract with Pepsi, its largest customer, expires on December 31, 2012. Customers often put expiring contracts out for competitive bidding, which means that the Company may not retain the business, or may be forced to make price concessions in order to retain the business. Currently, approximately 14% of the Company’s U.S. estimated 2010 volume is not under contract.
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

As a result of lower fair value estimates, during the nine months ended September 30, 2010 the Company recorded total impairment charges of $51.8 million of which $45.4 million and $6.4 million related to its goodwill and trade name, respectively. The change in the estimated fair values that caused the goodwill and trade name impairments were predominately attributable to lower actual cash flows and lower projected cash flows and sales primarily due to the estimated impact of its largest U.S. customer’s intention to increase its self-manufacturing of conventional containers.
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
For discussions on the results of operations, the Company has combined the results of operations for the four months ended April 30, 2009 with the results of operations for the five months ended September 30, 2009. The combined periods have been compared to the results of operations for the three and nine months ended September 30, 2010. The Company believes that these combined financial results provide management and investors a more meaningful analysis of the Company’s performance and trends for comparative purposes.
The Company has classified the results of operations of its Italian operation beginning in 2006 as a discontinued operation in the condensed consolidated statements of operations for all periods presented. The assets and related liabilities of this entity have been classified as assets and liabilities of discontinued operations on the condensed consolidated balance sheets. See Note 22 — “Discontinued Operations” for further details. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.
Results of Operations
Net Sales
Three Months Ended September 30, 2010 and 2009

	Three months ended			%
	September 30,		Increase	Increase
(Dollars in millions)	2010	2009	(Decrease)	(Decrease)
United States	$106.2	$121.9	$(15.7)	(12.9)%
Europe	40.6	36.7	3.9	10.6%

Total	$146.8	$158.6	$(11.8)	(7.4)%

The decrease in United States net sales in the third quarter of 2010 as compared to the same period in 2009 was driven primarily by lower volumes and a change in product mix of $17.5 million and lower pricing of $2.6 million, offset in part by the pass through of higher resin costs to customers of $4.4 million. Total U.S. PET unit volume decreased 10.8% in the third quarter of 2010 as compared to the same period in 2009. This decrease reflects a conventional unit volume decline of 4.9% and a custom unit volume decline of 26.2%. The decline in conventional volume is primarily due to self-manufacturing and customer losses. The decline in custom unit volume is due to the loss of a customer contract for custom preforms. Excluding this loss, custom unit volume was flat as compared to the same period last year.
The increase in European net sales in the third quarter of 2010 as compared to the same period in 2009 was primarily due to the pass through of higher resin costs to customers of $3.4 million and a favorable change in volumes and product mix of $3.5 million, partially offset by unfavorable foreign currency translation of $3.0 million. European PET volume increased 12.6% while closure volume decreased 3.4% in the third quarter of 2010 as compared to the same period in 2009.
Gross Profit

	Three months ended
	September 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
United States	$3.4	$2.6	$0.8
Europe	2.0	2.0	—

Total	$5.4	$4.6	$0.8

Percent of net sales	3.7%	2.9%

In the United States, the increase in gross profit in the third quarter of 2010 as compared to the same period in 2009 is primarily due to the impact of lower manufacturing costs of $5.3 million, offset in part by reduced pricing of $2.6 million and lower sales volume of $1.8 million. The decrease in manufacturing expenses was primarily due to lower depreciation of $3.7 million and cost reductions from the Company’s restructuring programs of $2.7 million partially offset by a $0.7 million increase in energy costs. During the three months ended September 30, 2010 and 2009 the Company accelerated depreciation on idled equipment resulting in charges of $0.6 million and $2.0 million, respectively.
Gross profit in Europe was flat due to increased manufacturing costs of $4.9 million and unfavorable foreign currency translation of $2.6 million offset by increased resin pricing that was passed through to customers of approximately $7.6 million.
Selling and Administrative Expenses
Selling and administrative expense includes compensation and related expenses for employees in the selling and administrative functions as well as other operating expenses not directly related to manufacturing or research, development and engineering activities.
Selling and administrative expenses decreased 14.3% to $4.2 million in the third quarter of 2010 from $4.9 million in the same period in 2009 driven primarily by lower bad debt expense of $0.3 million, travel expenses of $0.2 million, professional fees of $0.1 million and salaries of $0.1 million.

Goodwill and Intangible Asset Impairments
In the third quarter of 2010, the Company recorded impairment charges of $12.9 million and $1.3 million related to its goodwill and trade name intangible asset, respectively. See Note 9 - “Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information.
Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $1.5 million in the third quarter of 2010 and $1.9 million in the third quarter of 2009. This decrease was primarily driven primarily by lower payroll expenses.
Provision for Restructuring
Restructuring charges were $0.1 million in the third quarter of 2010 compared to $0.8 million in the third quarter of 2009. The restructuring charges recorded in 2010 primarily relate to the restructuring actions taken due to the impact of the Pepsi supply agreement, including the closure of three U.S. manufacturing facilities and a reduction of operations in three other manufacturing facilities, and the 2008 shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. These restructuring actions were completed in the third quarter of 2010. See Note 11 — “Restructuring” in the notes to the accompanying condensed consolidated financial statements for additional information.
On October 6, 2010, the Company’s Board of Directors approved consolidating the Company’s plant operations by closing its Orlando, Florida and Kansas City, Kansas facilities, as well as taking salaried headcount reductions in its corporate ranks. See Note 24 — “Subsequent Events” for additional information.
Interest Expense
Interest expense increased $0.4 million to $9.0 million in the third quarter of 2010 from $8.6 million in the third quarter of 2009 primarily due to an $0.7 million increase of non-cash accretion of the fair market value of the Company’s Secured Notes to their face value at maturity and an increase in amortization of deferred financing fees of $0.2 million, offset in part by changes in the fair value of the interest rate swap that represent hedge ineffectiveness of $0.5 million.
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
Other expense, net was $1.4 million in the third quarter of 2010 compared to other expense, net of $1.8 million in the third quarter of 2009. The decrease in other expense primarily resulted from a $2.2 million favorable foreign currency impact offset in part by higher royalty expense of $1.3 million and other expenses of $0.5 million. The increase in royalty expense was primarily due to a patent dispute that resulted in a settlement of $1.4 million during the third quarter of 2010.
Provision for Income Taxes
Income tax (expense) benefit was $0.4 million for the three months ended September 30, 2010 and $3.6 million for the three months ended September 30, 2009. The loss from continuing operations before taxes was $24.7 million in the third quarter of 2010 as compared to a loss from continuing operations before taxes of $13.7 million in the third quarter of 2009. The Company’s effective tax rate for the full year 2010 is expected to be approximately 16%.

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
Total unrecognized income tax benefits as of September 30, 2010, and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.
Nine Months Ended September 30, 2010 and 2009
Net Sales

	Nine months ended			%
	September 30,		Increase	Increase
(Dollars in millions)	2010	2009	(Decrease)	(Decrease)
United States	$327.7	$397.2	$(69.5)	(17.5)%
Europe	111.3	100.4	10.9	10.9%

Total	$439.0	$497.6	$(58.6)	(11.8)%

The decrease in U.S. net sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by lower volumes and an unfavorable change in product mix of $75.9 million and lower pricing of $6.5 million, offset in part by the pass through of higher resin costs to customers of $12.9 million. Total U.S. PET unit volume decreased 16.5% for the nine months ended September 30, 2010 as compared to the same period in 2009. This decrease reflects a conventional unit volume decline of 13.5% and a custom unit volume decline of 24%. The decline in conventional volume is primarily due to self-manufacturing and customer losses. The decline in custom unit volume is primarily due to the loss of a customer contract for custom preforms. Excluding this loss, custom unit volume was flat as compared to the same period last year.
The increase in European net sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the pass through of higher resin costs to customers of $7.5 million, higher volumes and a favorable change in product mix of $7.0 million, offset in part by a weakening of the British Pound and Euro against the U.S. Dollar of $3.6 million. European PET volume increased 7.0% and closure volume decreased 6.4% for the nine months ended September 30, 2010 as compared to the same period in 2009.

Gross Profit

	Nine months ended
	September 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
United States	$11.1	$27.3	$(16.2)
Europe	4.8	5.2	(0.4)

Total	$15.9	$32.5	$(16.6)

Percent of net sales	3.6%	6.5%

The decline in U.S. gross profit for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to lower sales volume of $11.0 million, reduced pricing of $6.5 million, higher manufacturing costs of $7.3 million and a one-time benefit of $1.4 million recorded in 2009 to reverse an accrual for the estimated cost of a price reduction in a sales contract that did not occur, offset in part by cost reductions from the Company’s restructuring programs of $6.0 million, lower depreciation of $1.5 million and a settlement with a former customer of $0.9 million. In addition, gross profit in 2009 was negatively impacted by a $1.6 million adjustment to inventory as a result of the adoption of fresh-start accounting. Approximately 14% of the increase in manufacturing costs was due to a customer audit that occurred during the first nine months of 2010. The audit has been resolved at the affected locations. The related expenses the Company incurred during the nine months ended September 30, 2010 may not be indicative of future expenditures. The remainder of the manufacturing cost increase was primarily due to the impact of lower volumes on overhead absorption. During the nine months ended September 30, 2010 and 2009 the Company accelerated depreciation on idled equipment resulting in charges of $1.7 million and $2.0 million, respectively.
The gross profit decrease in Europe was driven primarily by higher manufacturing costs of approximately $13.0 million and unfavorable foreign currency translation of $3.1 million, offset in part by increased resin pricing that was passed through to customers of approximately $15.7 million.
Selling and Administrative Expenses
Selling and administrative expenses increased 8.7% to $16.3 million for the nine months ended September 30, 2010 from $15.0 million for the same period in 2009 driven primarily by accrued severance payments of $2.4 million and increased professional fees of $0.2 million, offset in part by reduced payroll expenses of $1.3 million. Accrued severance payments primarily relate to payments due under an employment agreement with the Company’s former chief executive officer.
Goodwill and Intangible Asset Impairments
For the nine months ended September 30, 2010, the Company recorded impairment charges of $45.4 million and $6.4 million related to its goodwill and trade name intangible asset, respectively. See Note 9 — “Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information.
Research and Technology Expenses
Research and technology expenses, which include engineering and development costs related to developing new products and designing significant improvements to existing products, are expensed as incurred. Research and technology expenses were $4.9 million for the nine months ended September 30, 2010 and $5.8 million for the same period in 2009. This decrease was primarily driven primarily by lower payroll expenses.

Provision for Restructuring
Restructuring charges were $0.7 million for the nine months ended September 30, 2010 compared to $1.7 million for the same period in 2009. The restructuring charges recorded for the nine months ended September 30, 2010 primarily relate to the restructuring actions taken due to the impact of the Pepsi supply agreement and the shutdown of the Company’s Houston, Texas facility as a result of previously disclosed customer losses and a strategic decision to exit the Company’s limited extrusion blow-molding business. These restructuring actions were completed in the third quarter of 2010. See Note 11 — “Restructuring” in the notes to the accompanying condensed consolidated financial statements for additional information.
On October 6, 2010, the Company’s Board of Directors approved consolidating the Company’s plant operations by closing its Orlando, Florida and Kansas City, Kansas facilities, as well as taking salaried headcount reductions in its corporate ranks. See Note 24 — “Subsequent Events” for additional information.
Interest Expense
Interest expense increased $7.0 million to $26.9 million for the nine months ended September 30, 2010 from $19.9 million for the same period in 2009 primarily due to an $8.4 million increase of non-cash accretion of the fair market value of the Company’s Secured Notes to their face value at maturity and an increase in amortization of deferred financing costs of $0.2 million, offset in part by lower interest rates which reduced interest expense by $0.7 million, changes in the fair value of the interest rate swap that represent hedge ineffectiveness of $0.9 million and reclassification adjustments related to the Company’s previous interest rate swap of $0.4 million.
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
Other Expense (Income), net
Other expense, net was $3.3 million for the nine months ended September 30, 2010 compared to other income, net of $3.1 million for the same period in 2009. The expense for the nine months ended September 30, 2010 primarily resulted from a $1.6 million unfavorable foreign currency impact and royalty expense of $1.6 million. The increase in royalty expense was primarily due to a patent dispute that resulted in a settlement of $1.4 million during the nine months ended September 30, 2010.
Provision for Income Taxes
Income tax (expense) benefit was $13.3 million for the nine months ended September 30, 2010 and $(33.4) million for the nine months ended September 30, 2009 ($(37.8) million for the four months ended April 30, 2009 and $4.4 million for the five months ended September 30, 2009). Loss from continuing operations before taxes was $87.0 million for the nine months ended September 30, 2010 as compared to income of $136.3 million for the nine months ended September 30, 2009.
Total unrecognized income tax benefits as of September 30, 2010 and December 31, 2009 were $0.6 million and $0.7 million, respectively, and are included in “other liabilities” on the condensed consolidated balance sheets. In addition, the Company had accrued approximately $0.2 million for estimated penalties and interest on uncertain tax positions as of September 30, 2010 and December 31, 2009. Substantially all of the unrecognized income tax benefits and related estimated penalties and interest relate to the Company’s discontinued operation in Italy. The Company has commenced proceedings to wind up its Italian subsidiary. The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves as events require. The Company believes it is reasonably possible that the tax matters related to its discontinued operation will be settled in the next twelve months. The settlement amount may differ materially from the Company’s current estimate. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Liquidity and Capital Resources

	Nine months ended
	September 30,		Increase
(Dollars in millions)	2010	2009	(Decrease)
Net cash provided by (used in) operating activities	$(5.6)	$13.3	$(18.9)

Net cash provided by (used in) investing activities	$2.3	$(18.2)	$20.5

Net cash provided by (used in) financing activities	$3.3	$(7.6)	$10.9

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
Net cash provided by operations for the nine months ended September 30, 2010 decreased compared to the same period in 2009 principally due to a higher net loss and net changes in working capital of $6.4 million. The change in working capital was primarily due a decrease in accounts payable primarily due to certain vendors requiring the Company to pay for purchases in advance or upon delivery.
The increase in net cash provided by investing activities for the nine months ended September 30, 2010 was driven by the return of cash collateral for the interest rate swap to the Company of $7.6 million as compared to a payment of cash collateral of $7.6 million for the nine months ended September 30, 2009, a decrease in capital expenditures of $4.4 million and an increase in proceeds from the sale of property, plant, and equipment of $1.0 million.
The increase in net cash provided by financing activities for the nine months ended September 30, 2010 was driven by net short-term borrowings of $5.2 million for the nine months ended September 30, 2010, as compared to net short-term debt repayments of $7.4 million for the nine months ended September 30, 2009. In addition, the Company paid $1.9 million in 2010 for costs related to obtaining its new GE Credit Agreement.
Liquidity, defined as cash and borrowing availability under the Company’s credit facilities, will vary on a daily, monthly and quarterly basis based upon the seasonality of the Company’s sales as well as the impact of changes in the price of resin, the Company’s cash generated from operating activities, the change in the value of the U.S. dollar as compared to the British pound, reserves and revaluations imposed by the administrative agent and other factors. The Company’s cash requirements are typically greater during the first six to nine months of the year because of the build-up of inventory levels in anticipation of the seasonal sales increase during the warmer months and the collection cycle from customers following the higher seasonal sales. Based upon the terms and conditions of the Company’s debt obligations and the Company’s most recent projections, the Company believes that cash generated from operations and amounts available under its credit facilities will be sufficient to finance its operations over the next 12 months. A shortfall in actual trailing twelve month EBITDA of approximately 5% as compared to the Company’s projections would cause the Company to not meet its debt covenants during this period. A lack of sufficient liquidity may make it difficult to renew contracts or obtain new business. In addition, the Company’s financial condition has resulted in certain vendors requiring the Company to pay for purchases in advance or upon delivery or requiring letters of credit.
Largely driven by declining sales volumes, a lower borrowing base due to the seasonal nature of the Company’s working capital levels, and certain vendors requiring the Company to pay for purchases in advance or upon delivery or requiring letters of credit, the Company expects that liquidity will remain constrained at least through the first half of 2011 when the Company expects the amount of accounts receivable and inventory levels to increase as the Company begins to enter its traditionally higher seasonal sales period. The Company’s projected available credit may be impacted by, among other things, unit volume changes (including the expected increase in self-manufacturing by the Company’s largest customer as discussed above), resin price changes, changes in foreign currency exchange rates, working capital changes, vendor demands for letters of credit, changes in product mix, factors impacting the value of the borrowing base, and other factors such as those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview”. Customers and suppliers who are not under contract may seek to change the terms of their respective economic relationships with the Company. If such a change is material, it could reduce or eliminate the Company’s projected liquidity. Should such a material change occur, the Company would have to seek other forms of financing and there can be no assurance that such financing would be available on satisfactory terms or at all. Without financing the Company would have to seek protection under the federal bankruptcy laws.
On February 11, 2010, the Company entered into a revolving credit facility with General Electric Capital Corporation (“Agent”) and terminated its previous credit agreement. On August 12, 2010 the Company entered into an amended credit agreement with the Agent (as amended, the “GE Credit Agreement”) as summarized in the table below, that included changes to certain terms, covenants, applicable interest rate, margins and the sublimit for letters of credit. The following discussion is not a complete description of the GE Credit Agreement or its recent amendment. The amendment is filed as an exhibit to the Company’s 2010 second quarter Form 10-Q filed on August 16, 2010 and the original agreement was filed with a Form 8-K on February 17, 2010.

Term	Original GE Credit Agreement	Amendment
Minimum available credit less outstanding loans and letters of credit	$15.0 million for any period of five consecutive business days during any fiscal quarter	$12.5 million for any period of five consecutive business days during any fiscal month or $7.5 million at any time

Minimum consolidated EBITDA for trailing twelve months	$40.0 million, if minimum available credit less outstanding loans and letters of credit are not maintained	N/A

Minimum Fixed Charge Coverage Ratio for trailing twelve months	N/A	1.0:1.0, if minimum available credit less outstanding loans and letters of credit are not maintained

Letters of Credit sublimit	$15.0 million	$20.0 million

EBITDA annual cash expense add-backs	$1.5 million annually for cash restructuring expense	$3.0 million annually for cash restructuring expense for fiscal years ended December 31, 2010 and 2011, $1.5 million for fiscal year ended December 31, 2012

Availability Block	$2.5 million	$5.0 million

		LIBOR	Base	Fixed Charge	LIBOR	Base
	Usage	Spread	Spread	Coverage	Spread	Spread
Interest rate – either LIBOR or a Base Rate plus a spread	<$30M	3.75%	2.75%	>1.2:1.0	3.75%	2.75%
	$30 – $50M	4.00%	3.00%	1.0 – 1.2:1.0	4.00%	3.00%
	>$50M	4.25%	3.25%	<1.0:1.0	4.25%	3.25%
The GE Credit Agreement provides for up to $75.0 million of available credit. Available credit under the GE Credit Agreement is limited to a borrowing base calculated as a sum of eligible accounts receivable plus eligible inventory value less certain reserves and adjustments.
The minimum Fixed Charge Coverage Ratio is defined as consolidated EBITDA (which is an adjusted measure of earnings defined in the GE Credit Agreement) divided by the sum of interest expense (excluding non-cash accretion of interest on the Secured Notes), cash capital expenditures net of cash proceeds from the disposition of capital assets, scheduled payments of principal, income taxes paid in cash, and cash dividends and other equity distributions calculated on a trailing twelve month basis as of the last day of the then immediately preceding fiscal month.

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
As of September 30, 2010 the Company’s borrowing base under the GE Credit Agreement was $45.2 million and its excess availability was $21.9 million. For the period from October 1, 2010 to November 12, 2010 excess availability ranged between $11.0 million and $23.3 million but at no time did it fall below $12.5 million for five consecutive days.
The GE Credit Agreement’s scheduled expiration date is February 11, 2013. However, the GE Credit Agreement may terminate earlier if the Company’s Secured Notes are not refinanced at least 90 days prior to their scheduled maturity date of February 15, 2012, or in the case of an event of default.
The Company will pay monthly a commitment fee equal to 0.75% per year on the undrawn portion of the GE Credit Agreement. Loans will bear interest at the rates presented in the above table. The interest rate at September 30, 2010 was 6.5%. Letters of credit carry an issuance fee of 0.25% per annum of the outstanding amount and a monthly fee accruing at a rate per year of 4% of the average daily amount outstanding.
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
The GE Credit Agreement contains certain financial covenants that include limitations on yearly capital expenditures, available credit and a minimum Fixed Charge Coverage Ratio. The Credit Agreement contains other customary covenants and events of default. If an event of default should occur and be continuing, the Agent may, among other things, accelerate the maturity of the GE Credit Agreement. The GE Credit Agreement also contains cross-default provisions if there is an event of default under the Secured Notes that has occurred or is continuing. The Company was in compliance with the covenants of the GE Credit Agreement as of September 30, 2010.
Based upon its most recent earnings and financial projections, the Company expects to be in compliance with its debt covenants during 2010. The Company’s projected available credit will likely fall below $12.5 million for five consecutive business day periods in the fourth quarter of 2010, however, the minimum Fixed Charge Coverage Ratio is expected to remain narrowly above 1:0 to 1:0 during this period. In response, the Company has begun to delay certain capital expenditures, reduce inventories, and institute cost reduction initiatives (see Note 24 – “Subsequent Events” for additional details). If the Company does not meet its projections and the actions described above are not sufficient to maintain the Company’s compliance with its debt covenants, the Company would seek a waiver of the covenants or alternative financing. There can be no assurance that such actions would be successful. If the Company is not successful in any or all of these actions, the Company would have to seek protection under the federal bankruptcy laws.
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

The actual amount of financing available under the ING Credit Agreements will fluctuate from time to time because it depends on inventory and accounts receivable values that can fluctuate and is subject to limitations and exclusions that the Lender may impose in its discretion and other limitations. At September 30, 2010 the Company had borrowed $4.0 million, the maximum amount then available under the ING Credit Agreements. Although the amount of financing available under the ING Credit Agreements will fluctuate as described above, the Company does not anticipate borrowing in excess of $5 million because this would require ING to accede to a subordination agreement in favor of the Agent of the GE Credit Agreement.
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
The Company’s outstanding long-term debt at September 30, 2010 and December 31, 2009, consists of $220.0 million face value of Secured Notes due February 15, 2012. The Secured Notes bear interest at the rate of three-month LIBOR plus 3.375% per annum. Interest on the Secured Notes is reset and payable quarterly on each February 15, May 15, August 15 and November 15. In 2005 the Company entered into an interest rate swap for a notional amount of $100 million under which the Company exchanged its floating interest rate for a fixed rate of 7.9%. On February 11, 2010, the counterparty to the interest rate swap novated its rights under the swap agreement to a third party. The fixed payment of the swap agreement was also modified from the previous fixed rate of 7.9% to a new fixed rate of 8.17%. The interest rate swap agreement terminates on February 15, 2012. The Company may redeem some or all of the Secured Notes at any time under the circumstances and at the prices described in the indenture governing the Secured Notes. The indenture governing the Secured Notes contains provisions that require the Company to make mandatory offers to purchase outstanding Secured Notes in connection with a change in control, asset sales and events of loss. The Secured Notes are guaranteed by all of the Company’s U.S. subsidiaries and its U.K. subsidiary. Substantially all of the Company’s property, plant, and equipment are pledged as collateral for the Secured Notes.

Upon the adoption of fresh-start accounting, the Company adjusted the carrying value of its Secured Notes to fair value of $154.3 million based upon their quoted market price at April 30, 2009; however, the total amount due at maturity remains $220.0 million. The Company currently expects to record accretion expense of approximately $6.0 million for the remainder of 2010, $25.8 million in 2011, and $3.5 million in 2012. For the three and nine months ended September 30, 2010, the Company recorded accretion expense of $5.8 million and $16.8 million, respectively. For the three and five months ended September 30, 2009 the Company recorded accretion expense of $5.1 million and $8.4 million, respectively. Accretion expense is included in interest expense in the accompanying condensed consolidated statements of operations.
There are no financial covenants related to the Secured Notes. The Secured Notes contain certain non-financial covenants that, among other things, restrict the Company’s ability to incur indebtedness, create liens, sell assets, and enter into transactions with affiliates. The Company was in compliance with these covenants at September 30, 2010. If an event of default shall occur and be continuing under the indenture, including without limitation as a result of the acceleration of indebtedness under the GE Credit Agreement upon an event of default, either the trustee or holders of a specified percentage of the applicable notes may accelerate the maturity of such notes.
As previously disclosed, the Company does not anticipate generating sufficient funds to repay the Secured Notes and the GE Credit Agreement may terminate if the Senior Secured Notes are not refinanced by November 15, 2011. The Company has retained a financial advisor to assist in exploring strategic alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company or specific assets. Any such transaction could cause substantial dilution to, or cancellation or delisting of, the Company’s common stock. The Company is currently engaged in discussions with holders of the Company’s Secured Notes regarding these alternatives. While the current focus of such discussions is a debt for equity exchange, there can be no assurance that any particular alternative will be available or, if available, the timing or ultimate terms. The Company’s interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and reclassifications of liabilities that may result from such actions.
Capital Expenditures
Capital expenditures decreased to $6.4 million for the nine months ended September 30, 2010 as compared to capital expenditures of $10.8 million for the same period in 2009. The decrease was driven by lower production volumes in 2010 and non-recurring expenditures made in 2009 related to the Company’s restructuring plans. Based on information currently available, the Company estimates 2010 capital spending will be lower than 2009 capital expenditures.
Pension Funding
Under current funding rules, we estimate that the funding requirements under our pension plans for 2010 will be approximately $4.0 million. If the return on plan assets is less than expected or if discount rates decline from current levels, plan contribution requirements could increase significantly in the future. During the nine months ended September 30, 2010, the Company made pension plan contributions of $2.9 million.
Accounting for pension plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality rates, and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions.

Commitments and Contingent Liabilities
Information regarding the Company’s contingent liabilities appears in Note 12 – “Commitments and Contingencies” in the notes to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. Such circumstances would include items such as a significant decrease in the market price of the long-lived asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or a history of operating cash flow losses associated with use of the asset. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company monitors its assets for potential impairment on a quarterly basis.
For purposes of recognition and measurement of an impairment loss, long-lived assets such as property, plant and equipment, are grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Based upon these criteria, the Company has identified three asset groups with one each in the U.S., U.K., and Holland. In the case where the carrying amount of an asset or asset group is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The key variables that the Company must estimate include assumptions regarding future sales volume, prices, and other economic factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since it is a forecast of future events. If such assets are considered impaired, they are written down to fair value as appropriate.
During the third quarter of 2010, as a result of sequential declines in sales and unit volumes the Company revised its estimates of future cash flow and earnings projections downward. In addition, as previously disclosed in the second quarter of 2010, based on communications from the Company’s largest U.S. customer, the Company expects this customer to increase its self-manufacturing of conventional containers. The Company does not expect this increase to materially impact the Company’s financial results in 2010. The Company expects that in 2011 this action will reduce its U.S. bottle volumes by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to partially offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results of operations and cash flows as preforms generally carry lower variable per unit profitability than bottles. Consequently, during the second and third quarters of 2010, the Company performed interim impairment tests of its U.S. long-lived asset group, including its finite lived intangible assets. The results of the tests indicated that no impairment of long-lived assets existed at September 30, 2010 and June 30 2010, since the sum of the undiscounted cash flows of the asset group exceeded its carrying amount. Therefore, the Company did not measure the asset groups’ fair value to determine whether an impairment loss should be recognized. At September 30, 2010, if projected cash flows were decreased by 15% the carrying value of the U.S. long-lived asset group would exceed the sum of the undiscounted cash flows. In the event a fair value analysis would be required, the Company would rely on appraisals and discounted cash flow analyses in order to estimate the fair value of assets. Significant assumptions for discounted cash flow purposes are the life of the assets, the discount rate and cash flow projections.

Goodwill Impairment
The Company performed an interim goodwill impairment assessment during the second and third quarters of 2010, since the aggregate trading value of its common stock was significantly less than the carrying value of its stockholders’ equity.
Since the Company adopted fresh-start accounting on May 1, 2009 through the first quarter of 2010 the Company used discounted cash flow analysis and a market multiple method to estimate the fair value of its single reporting unit. For the impairment tests performed subsequent to the first quarter of 2010, the Company added an additional component to the enterprise fair value estimate by including the fair value of the Company based upon quoted market prices. The Company updated its method of valuation since the Company’s common stock was listed on the NASDAQ Capital Market on April 9, 2010 and the Company believed that sufficient time had elapsed and trading had occurred for the market in Constar’s stock to have more fully developed. Therefore the Company believed that quoted market prices had become an appropriate component in the estimated fair value of the Company. In the second quarter of 2010 the Company assigned a lower weight to the fair value based upon quoted market prices since trading volumes were low and inconsistent, with the remainder divided equally between the discounted cash flow analysis and a market multiple method. In the third quarter of 2010 the Company increased the weighting of the fair value based upon quoted market prices due to an increase in trading volumes with corresponding decreased weightings of the discounted cash flow analysis and a market multiple method. For a discussion of the discounted cash flow and market multiple valuation methods and the underlying assumptions of these methods see Note 9 — “Goodwill and Intangible Assets” in the notes to the accompanying Condensed Consolidated Financial Statements.
Based upon the analyses performed during the second and third quarters of 2010, the Company failed Step 1 of the goodwill impairment tests. The change in the fair value of the Company’s single reporting unit that caused the Company to fail Step 1 was predominately attributable to lower actual and projected cash flows. Consequently, the Company performed hypothetical purchase price allocations to determine the amount of goodwill impairment. The primary adjustments from book values to fair values used in the hypothetical purchase price allocation were to property, plant and equipment, amortizable intangible assets, long-term debt, and pension and postretirement liabilities. The adjustments to measure the assets and liabilities at fair value were for the purpose of measuring the implied fair value of goodwill. The adjustments are not reflected in the condensed consolidated balance sheet. The assumptions and methodologies for valuing our assets and liabilities have been applied consistently during the reporting periods included in this report.
The second step of the goodwill impairment test resulted in an implied fair value of $73.3 million and $86.2 million as of September 30, 2010 and June 30, 2010, respectively. The Company recognized a pre-tax impairment charge of $12.9 million and $45.4 million for the three and nine months ended September 30, 2010, respectively. If the Company’s fair value continues to decline in the future, the Company may experience additional material impairment charges to the carrying amount of its goodwill. Recognition of impairment of a significant portion of goodwill would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material. Further, if additional impairment charges are recorded in the future that result in a decline in stockholder’s equity below $2.5 million the Company’s common stock would be delisted from the NASDAQ Capital Market, which could negatively impact the market value and liquidity of the Company’s common stock and the Company’s ability to access the capital markets.
Impairment of Indefinite-Lived Intangible Assets
During the third quarter of 2010, as a result of sequential declines in sales and unit volumes the Company revised its estimates of future cash flow and earnings projections downward. In addition (as discussed above), the Company’s expects its largest U.S. customer to increase its self-manufacturing of conventional containers Consequently, during the second and third quarters of 2010 the Company performed interim impairment tests of its indefinite-lived intangible asset, consisting exclusively of its trade name. An impairment of the carrying value of an indefinite-lived intangible asset is recognized whenever its carrying value exceeds its fair value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value.

The Company estimated the fair value of its trade name by performing a discounted cash flow analysis using the relief-from-royalty method. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flows of the projected license payments. The relief-from-royalty method is the same method the Company employed in prior periods and the method employed to initially value the trade name upon the adoption of fresh-start accounting on May 1, 2009. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount and growth rates, reflecting varying degrees of perceived risk. Significant estimates and assumptions used to estimate the fair value of the Company’s trade name were internal sales projections, a long-term growth rate of 2.75%, and a discount rate of 13.9%. Based on this evaluation the Company recorded impairment charges related to its trade name intangible asset of $1.3 million and $6.4 million for the three and nine months ended September 30, 2010, respectively. These impairment charges are included within operating expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010. The primary factor contributing to the impairment charge were reductions in sales expectations from the Company’s previous projections.
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
As of September 30, 2010, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings involving the Company appears in Part I within Item 1 of this quarterly report under Note 12 — “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
See the risk factors below for a discussion of new risks regarding our common stock.

The following risk factors have been updated or added:
As a result of liquidity constraints and the upcoming maturity of our Secured Notes, we are pursuing strategic alternatives, particularly a restructuring of the Secured Notes. A restructuring of our Secured Notes may result in substantial dilution to, or cancellation or delisting of, our currently outstanding common stock.
We expect our largest U.S. customer to increase self-manufacturing of conventional containers, resulting in a reduction of 2011 U.S. bottle volumes of approximately 20%-25% as compared to estimated 2010 bottle volumes. In addition, sales volumes have continued to decline generally and we have not been able to offset decreases to conventional business by increasing our custom business. As a result of these and other factors, our liquidity is constrained, which has caused certain vendors to require that we pay for purchases in advance or upon delivery or to require letters of credit, further constraining our liquidity. Liquidity constraints, in turn, make it difficult to renew contracts or obtain new business, further constraining our liquidity. Our lack of liquidity may also limit our ability to make capital expenditures required by our supply contracts. In addition, the liquidity provided by our GE Credit Agreement may not be available to us if we fail to meet the minimum fixed charge coverage ratio required by the GE Credit Agreement.
As previously disclosed, we do not anticipate generating sufficient funds to repay the Secured Notes and the GE Credit Agreement may terminate if the Secured Notes are not refinanced by November 15, 2011.
As a result of these liquidity and indebtedness issues, we have retained a financial advisor to assist in exploring strategic alternatives, which may include, among other things, exchanging the Secured Notes for equity and/or new debt, a negotiated or bankruptcy court supervised restructuring, or a sale of the Company or specific assets. Any such transaction could cause substantial dilution to, or cancellation or delisting of, our common stock. We are currently engaged in discussions with holders of our Secured Notes regarding these alternatives. While the current focus of such discussions is a debt for equity exchange, there can be no assurance that any particular alternative will be available or, if available, the timing or ultimate terms.
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
During the nine months ended September 31, 2010 we wrote off $45.4 million of goodwill and $6.4 million related to our trade name intangible asset. Following the write off we had $151.3 million of long-lived assets and $73.3 million of goodwill. We may in the future record additional significant impairment charges to earnings in the period in which any impairment of our long-lived assets or goodwill is determined. Such charges have resulted, and could in the future result, in significantly lower reported net income (or higher net losses) and a reduction to stockholders’ equity.
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

The Company’s projected available credit will likely fall below $12.5 million for five consecutive business day periods in the fourth quarter of 2010, however, the minimum Fixed Charge Coverage Ratio is expected to remain narrowly above 1:0 to 1:0 during this period. In response, the Company has begun to delay certain capital expenditures, reduce inventories, and institute cost reduction initiatives (see Note 24 – “Subsequent Events” for additional details). If the Company does not meet its projections and the actions described above are not sufficient to maintain the Company’s compliance with its debt covenants, the Company would seek a waiver of the covenants or alternative financing. There can be no assurance that such actions would be successful or that such actions would not have a material adverse effect on our business, results of operations or liquidity. If the Company is not successful in any or all of these actions, the Company would have to seek protection under the federal bankruptcy laws.
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
We expect that increased self-manufacturing by our largest U.S. customer will reduce its U.S. bottle purchases from us by approximately 20%-25% as compared to estimated 2010 bottle volumes. The Company anticipates an increase in preform volumes to this customer to partially offset the loss of conventional bottle volume. The change in sales mix will negatively impact the Company’s results of operations and cash flows as preforms generally carry lower variable per unit profitability than bottles. Increased self-manufacturing may have several effects on the Company, including but not limited to a reduced borrowing base under the GE Credit Agreement. In response we have announced the closure of a manufacturing facility and we are evaluating additional actions that we may take in response to this expected volume loss, including potential cost reductions, additional plant closures and obtaining replacement preform volume. There can be no assurance that any such actions would be successful or that such actions would avert a material adverse effect on our business, results of operations, financial position, cash flows or liquidity. Customers’ self-manufacturing plans are not within our control and such plans may change from time to time.
Our declining stockholder’s equity may cause our common stock to be delisted from the NASDAQ Capital Market, which could negatively impact the market value and liquidity of our common stock and our ability to access the capital markets.
Stockholders’ equity at September 30, 2010 was approximately $4.3 million. In order to maintain our listing on the NASDAQ Capital Market, we must maintain minimum stockholders’ equity of $2.5 million which could be reduced by write-offs (such as those we took during the second and third quarters of 2010) and other factors. If we cannot meet this standard or any of the alternative listing standards, then NASDAQ may commence proceedings to delist our common stock. If a delisting of our common stock were to occur, we would expect any trading of our common stock to take place only in the over-the-counter market. Accordingly, we would expect the market value and liquidity of our common stock and our ability to access the capital markets to be adversely impacted. There may be other negative implications, including the potential loss of confidence by actual or potential customers, suppliers and employees and the loss of institutional investor interest.
If our auditors issue a going concern opinion in early 2011 we would be in default under our Credit Agreement.
If our auditors’ opinion delivered in connection with our 2010 Annual Report on Form 10-K includes any explanatory paragraph expressing substantial doubt as to our going concern status (other than as a result of the failure to refinance or extend the final maturity date of the Secured Notes and the Secured Notes and the debt evidenced thereby consequently being characterized as current liabilities), then we will be in default under our Credit Agreement.

Our ability to attract and retain employees may decline.
The Company’s continued losses may impact our ability to attract and retain employees. A lack of skilled and experienced employees may have an adverse impact on our results of operations.
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
Item  6. Exhibits

10.1	Executive Employment Agreement, by and between the Company and Grant H. Beard, dated as of September 13, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 14, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constar International Inc.
Dated: November 15, 2010	By:	/s/ J. Mark Borseth
J. Mark Borseth
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)